Form 10-K405
period 1997-12-31
CULTURAL ACCESS WORLDWIDE INC
filed 1998-03-31
CIK 1048422

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     NOTE: The registrant's Registration Statement on Form S-1 (Registration No.
           333-38845) became effective February 12, 1998 and did not contain certified financial statements for the fiscal year of the registrant ended December 31, 1997, the registrant's last full fiscal year. This report is filed pursuant to Rule 15d-2 and contains Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements for the fiscal year ended December 31, 1997.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _______________ to
    _______________.

                         Commission file number 0-23489

                          CULTURALACCESSWORLDWIDE, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          Delaware                                                      52-1309227
-------------------------------------------------------------  -------------------------------------------------------------
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                        ORGANIZATION)                                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

              2200 Clarendon Blvd., 11th Floor
                     Arlington, Virginia                                                   22201
-------------------------------------------------------------  -------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                      (ZIP CODE)

Registrant's telephone number, including area code 1 (800) 522-3447

Securities registered pursuant to Section 12(b) of the Act:

Title of each class. Name of each exchange on which registered.

                                      None
                                      ----
Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                         -----------------------------
                                 TITLE OF CLASS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes             No    X
                               ---------      -------
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing.

     Aggregate market value as of March 30, 1998 $73,451,984 (excludes 4,268,907 shares held by affiliates having an aggregate market value of $66,701,672 as of March 30, 1998.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

8,969,834 shares of Common Stock, $.01 par value, as of March 30, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated:

                                      None
--------------------------------------------------------------------------------
================================================================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Combined Financial Statements of the Company and related notes thereto and other financial information appearing elsewhere in this Form 10-K. Historical results are not necessarily indicative of trends in operating results for any future period.

OVERVIEW

     The Company is a rapidly growing outsourced marketing services company that assists Fortune 500 companies in penetrating complex and hard-to-reach market segments. The Company plans and executes integrated and cost-effective marketing, sales and customer service programs using various combinations of the Company's core competencies including market research, database analysis, strategic planning, telesales/services, direct mail, sales force support systems, sales territory management, product sampling and fulfillment. The Company has expertise in serving corporations in industries that are undergoing dramatic changes due to consolidation, deregulation and technological innovation. These industries include pharmaceutical, telecommunications and financial services.

     Significant events during 1997 included the following:

        (Bullet) Effective January 1, 1997, TLM Holdings, Corp. ("TLM") acquired TeleManagement Services Inc. ("TMS"), a pharmaceutical and healthcare direct marketing and teleservices company. TLM subsequently merged into a subsidiary of the Company on October 21, 1997.

        (Bullet) In January 1997, the Company upgraded its corporate network to operate an Internet-based system, which provides seamless integration with its clients' systems.

        (Bullet) In May 1997, the Company added 85 Pentium equipped workstations to its Arlington, Virginia facility, which now contains 215 workstations.

        (Bullet) Effective October 1, 1997, the Company acquired
                 Hispanic Market Connections, Inc. ("HMC"), an ethnic marketing research and strategic planning company.

        (Bullet) Effective November 1, 1997, the Company acquired substantially all of the assets of Phoenix Marketing Group, Inc. ("Phoenix"), a database driven pharmaceutical industry marketing services company.

     For additional information regarding the transactions see the Notes to the Company's Combined Financial Statements appearing elsewhere in this Form 10-K.

REVENUES

     The Company provides a variety of services for a diverse client base. The major forms of revenue collection and recognition are as follows:

        (Bullet) The Company licenses Electronic Territory Management
                 Systems to clients on a per salesperson basis. Data analysis to drive sales force deployment is billed on a fixed fee basis. Revenues are recognized as activities are performed.

        (Bullet) For customized or non-standard database projects, the Company bills either on a fixed fee or on a per item basis, and revenues are recognized upon completion of the project. Monthly or scheduled data services are billed and recognized upon delivery of data.

        (Bullet) For sampling and fulfillment activities, the Company bills on a per item basis.

        (Bullet) For teleservices projects, the Company bills clients on one of the following bases: production hours; completed presentations; phone calls placed or received; and sales made per hour or a fixed monthly fee. Revenues are recognized as the services are completed.

        (Bullet) For market research projects, the Company generally bills and collects fixed project fees in periodic installments over the course of the project including a percentage of the total project costs at execution of a contract. Revenues are recognized on the percentage of completion method.

COST OF REVENUES

     Cost of revenues consists of expenses specifically associated with client service revenues. The cost of revenues includes salaries and benefits, commissions paid to sales personnel and telephone charges.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses include staff functions such as accounting, information technology and human resources, as well as expenses not directly linked to client service revenues, such as depreciation, amortization and rental expenses.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain statement of operations data and statement of operations data as a percentage of revenues obtained from the Company's combined statements of operations. There can be no assurance that trends in operating results will continue in the future. Prior to the Recapitalization (See Note 2 of Notes to the Company's Combined Financial Statements), the Company was a closely-held S Corporation and accordingly its financial results are not indicative of those which would be achieved by a public company.

                                                                                                            COMBINED
                                                                                                  CULTURALACCESSWORLDWIDE, INC.
                                                                          COMBINED                        & TELAC, INC.
                                                                CULTURALACCESSWORLDWIDE, INC.       -------------------------
                                                                    & TLM HOLDINGS CORP.            YEARS ENDED DECEMBER 31,
                                                                -----------------------------       -------------------------
                                                                            1997                     1996               1995
                                                                -----------------------------       -------            ------
Revenues.....................................................              $36,653                  $16,286            $9,047
Cost of revenues.............................................               21,813                    8,639             4,396
                                                                        ----------                  -------            ------
  Gross profit...............................................               14,840                    7,647             4,651
Selling, general and administrative..........................                9,810                    7,754             4,540
                                                                        ----------                  -------            ------
  Income (loss) from operations..............................                5,030                     (107)              111
Interest (expense) income....................................               (2,327)                    (101)               24
Other (expense) income.......................................                 (297)                    (200)                5
                                                                        ----------                  -------            ------
  Income (loss) before taxes.................................                2,406                     (408)              140
Income tax (expense) benefit.................................               (1,181)                      88                --
                                                                        ----------                  -------            ------
Net income (loss)............................................              $ 1,225                  $  (320)           $  140
                                                                        ==========                  =======            ======

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                1997     1996     1995
                                                                ----     ----     ----
Revenues....................................................     100%     100%     100%
Cost of revenues............................................    59.5     53.0     48.6
                                                                ----     ----     ----
  Gross profit..............................................    40.5     47.0     51.4
Selling, general and administrative.........................    26.8     47.7     50.2
                                                                ----     ----     ----
  Income (loss) from operations.............................    13.7     (0.7)     1.2
Interest (expense) income...................................    (6.3)    (0.6)     0.2
Other (expense) income......................................    (0.8)    (1.2)     0.1
                                                                ----     ----     ----
  Income (loss) before taxes................................     6.6     (2.5)     1.5
Income tax (expense) benefit................................    (3.2)     0.5       --
                                                                ----     ----     ----
Net income (loss)...........................................     3.4%    (2.0)%    1.5%
                                                                ====     ====     ====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues increased $20.4 million, or 125.1%, from $16.3 million for the year ended December 31, 1996 to $36.7 million for the year ended December 31, 1997, primarily as a result of the acquisitions of TMS, HMC and Phoenix. In addition, the Company experienced continued growth in the demand for its services from existing clients for whom the Company markets long distance services to residential customers in certain ethnic Culture Markets.

     Cost of revenues increased $13.2 million, or 152.5%, from $8.6 million in 1996 to $21.8 million in 1997. Cost of revenues as a percentage of revenues increased from 53.0% for 1996 to 59.5% for 1997. This increase was primarily due to the addition of new and temporary employees to support the Company's expanded programs. In addition, short lead times on new projects required the Company to utilize overtime and higher-priced contract labor to complement existing personnel.

     Selling, general and administrative expenses increased $2.1 million, or 26.5%, from $7.8 million for 1996 to $9.8 million for 1997. Selling, general and administrative expenses as a percentage of revenues decreased from 47.6% for 1996 to 26.8% for 1997. Prior to the Recapitalization (see Note 2 of Notes to the Company's Combined Financial Statements), many of the services used by the Company were provided by related-party companies. The Company has since entered into new contracts that have reduced the costs of such services.

     Interest expense increased to $2.2 million for 1997 compared with interest expense of $101,000 for 1996 primarily due to interest expense related to certain indebtedness incurred to finance the Recapitalization and the acquisitions of TMS, HMC, and Phoenix.

     Income tax expense for 1997 was $1.2 million. Prior to December 31, 1996, the Company had elected to be subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and, therefore, no federal income tax expense was recorded for the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues increased $7.2 million, or 80.0%, from $9.0 million in 1995 to $16.3 million in 1996. This increase resulted primarily from the continued expansion of contracts to market long distance services to residential customers in certain ethnic Culture Markets. To accommodate this increase and facilitate future growth, the Company opened a customer development facility in Dallas, Texas in August 1995, representing a significant capacity addition. This facility added 125 workstations and employs 200 teleservices representatives.

     Cost of revenues increased $4.2 million, or 96.5%, from $4.4 million in 1995 to $8.6 million in 1996. Cost of revenues as a percentage of revenues increased from 48.6% in 1995 to 53.0% in 1996, primarily reflecting the use of overtime and contract labor at the Company's new customer development facility in Dallas during its startup phase in late 1995 and early 1996.

     Selling, general and administrative expenses increased $3.2 million, or 70.8%, from $4.5 million in 1995 to $7.8 million in 1996, primarily due to additional personnel and corporate expenses employed to support the Company's continued growth. Selling, general and administrative expenses as a percentage of revenues decreased from 50.2% in 1995 to 47.6% in 1996 reflecting the spreading of these increased expenses over a larger base of revenues.

     Interest expense increased $125,000 from interest income of $24,000 in 1995 to $101,000 of interest expense in 1996 primarily due to interest related to certain indebtedness incurred to finance the Recapitalization.

     The Company elected to be subject to taxation under Subchapter S of the Code for 1995 and 1996 for federal income tax purposes and, therefore, no federal income tax expense was recorded in 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had negative working capital of $5.0 million, a decrease of $5.2 million from December 31, 1996 primarily due to the $5.8 million of borrowings under the Company's demand line of credit ("Credit Facility"). The Company's primary sources of liquidity as of December 31, 1997 consisted of cash and cash equivalents, accounts receivable and borrowing availability under the Credit Facility. There are no restrictions under any of the Company's financing arrangements on the Company's ability to: (i) incur any additional debt or capital expenditure or (ii) further pledge its assets. There are no financial ratios the Company is required to maintain in connection with any of its financing arrangements as of December 31, 1997.

     During the year ended December 31, 1997, the Company used $20.2 million in investing activities to acquire TMS, HMC and Phoenix. During this period, the Company spent $1.5 million for capital expenditures, primarily for the expansion of its facilities and upgrading of its systems. Also during this period, the Company used approximately $15.0 million to repay borrowings incurred in connection with the Recapitalization. The Company experienced significant growth during 1997 and expects to continue to grow through both internal expansion and complementary acquisitions. The Company expended $6.5 million in cash during January 1997 as partial consideration for the acquisition of TMS. In October 1997, the Company incurred indebtedness of approximately $13.0 million for cash payments made in the acquisitions of Phoenix and HMC, both of which were accounted for as purchases for accounting and financial reporting purposes. To the extent that the consideration paid for future acquisitions does not include securities of the Company, acquisitions will initially be financed using available cash and cash equivalents, but depending on the amount necessary to complete an acquisition, additional financing may be required. To finance future acquisitions, the Company may need to issue additional securities and incur additional debt.

     The Company anticipates that as the expiration of its Sprint Corp. ("Sprint") contract nears (June 30, 1999), it will enter into negotiations with Sprint regarding the extension of their relationship. The Company does not believe that the implementation of its internal and external growth strategy and any financing activities in connection therewith will have an adverse effect on its on-going relationship with Sprint. There can be no assurance that the Company will be able to renew its contract orders with Sprint and the loss of any significant portion of the revenues provided by Sprint could have a material adverse effect on the Company.

     On January 20, 1998, the Company entered into a committed line of credit facility with a bank for $30,000,000. The credit agreement provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the LIBOR rate plus 1.25% to 2.00% or (b) the lead bank's prime rate plus 0% to 0.375%. Loans made under the credit facility will be secured by a pledge of all of (i) the Company's interest in the common stock of its subsidiaries and (ii) the assets of the Company and its subsidiaries. All principal and unpaid interest due on the credit facility is payable in full on February 27, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CULTURALACCESSWORLDWIDE, INC.

     In our opinion, the accompanying combined balance sheets and the related combined statements of operations, of changes in common stockholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of CulturalAccessWorldwide, Inc. at December 31, 1997 and 1996 and the results of its operations and its cash flows for the year ended December 31, 1996 and the combined results of the operations and cash flows for the year ended December 31, 1997 of CulturalAccessWorldwide, Inc. and TLM Holdings, Corp., in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Philadelphia, PA
March 3, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CULTURALACCESSWORLDWIDE, INC. AND TELAC, INC.

     We have audited the accompanying combined statement of operations and changes in common stockholders' equity and cash flows of CulturalAccessWorldwide, Inc. and TelAc, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations and the cash flows of CulturalAccessWorldwide, Inc. and TelAc Inc., for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

                                  /s/  GREEN, HOLMAN, FRENIA AND COMPANY, L.L.P.
                                  ______________________________________________

Woodbridge, New Jersey
October 25, 1997

               CULTURALACCESSWORLDWIDE, INC. & TLM HOLDINGS CORP.

                            COMBINED BALANCE SHEETS

                                                                                COMBINED                         COMBINED
                                                                      CULTURALACCESSWORLDWIDE, INC.    CULTURALACCESSWORLDWIDE, INC.
                                                                          & TLM HOLDINGS CORP.                 & TELAC, INC.
                                                                            DECEMBER 31, 1997                DECEMBER 31, 1996
                                                                      -----------------------------    -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents........................................           $   2,014,711                    $     300,387
  Restricted cash..................................................                      --                       15,000,000
  Accounts receivable, net of allowance for doubtful accounts of
     $279,935 and $182,604, respectively...........................               8,077,462                        1,488,173
  Deferred issuance costs..........................................               1,350,594                               --
  Other assets.....................................................                 941,686                          174,033
                                                                      -----------------------------    -----------------------------
     Total current assets..........................................              12,384,453                       16,962,593
  Property and equipment, net......................................               4,171,806                        1,127,239
  Other assets.....................................................                 265,110                               --
  Intangible assets, net...........................................              35,858,750                       11,363,827
                                                                      -----------------------------    -----------------------------
     Total assets..................................................           $  52,680,119                    $  29,453,659
                                                                      =============================    =============================
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON
  STOCKHOLDERS' DEFICIT
Current liabilities:
  Amount due on line of credit facility............................           $   5,810,000                    $          --
  Accounts payable and accrued expenses............................               2,831,463                          305,645
  Accrued interest and other related party expenses................               2,974,661                           95,617
  Accrued salaries, wages and related benefits.....................               1,308,446                          807,820
  Due to related parties...........................................                 471,925                          328,747
  Deferred revenue.................................................                 666,082                               --
  Current portion of indebtedness..................................                  69,940                          219,165
  Current portion of indebtedness -- related parties...............               3,203,819                       15,000,000
                                                                      -----------------------------    -----------------------------
     Total current liabilities.....................................              17,336,336                       16,756,994
Long-term portion of indebtedness..................................                  80,013                               --
Long-term portion of indebtedness -- related parties...............              34,238,666                       16,201,000
Mandatorily redeemable preferred stock, $.01 par value: 8%
  cumulative, 2,000,000 shares authorized, 36,000 shares and 18,000 shares issued and outstanding at December 31, 1997 and 1996,
  respectively.....................................................               3,888,000                        1,800,000
                                                                      -----------------------------    -----------------------------
     Total liabilities and mandatorily redeemable preferred
       stock.......................................................              55,543,015                       34,757,994
                                                                      -----------------------------    -----------------------------
Commitments and contingencies (Notes 8 and 14)
Common stockholders' deficit:
  Common stock, $.01 par value: voting: 20,000,000 shares
     authorized; 4,264,000 and 3,930,000 shares issued, at December
     31, 1997 and 1996, respectively; 4,261,500 and 3,930,000
     shares outstanding at December 31, 1997 and 1996,
     respectively..................................................                  42,640                           39,300
  Common stock, $.01 par value: non-voting: 500,000 shares
     authorized, issued and outstanding at December 31, 1997 and
     1996, respectively............................................                   5,000                            5,000
  Additional paid-in capital.......................................              14,013,092                       12,789,892
  Accumulated deficit..............................................             (16,913,595)                     (18,138,527)
  Less: cost of treasury stock, 2,500 shares.......................                    (143)                              --
  Deferred compensation............................................                  (9,890)                              --
                                                                      -----------------------------    -----------------------------
     Total common stockholders' deficit............................              (2,862,896)                      (5,304,335)
                                                                      -----------------------------    -----------------------------
     Total liabilities, mandatorily redeemable preferred stock and
       common stockholders' deficit................................           $  52,680,119                    $  29,453,659
                                                                      =============================    =============================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              CULTURALACCESSWORLDWIDE, INC. & TLM HOLDINGS, CORP.

                       COMBINED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,

                                                COMBINED                                          COMBINED
                                     CULTURALACCESSWORLDWIDE, INC. &            CULTURALACCESSWORLDWIDE, INC. & TELAC, INC.
                                           TLM HOLDINGS, INC.           ------------------------------------------------------------
                                                  1997                               1996                            1995
                                     -------------------------------    -------------------------------    -------------------------
Revenues..........................             $36,652,889                        $16,286,280                     $ 9,047,323
Cost of revenues (exclusive of
  depreciation)...................              21,812,960                          8,639,578                       4,396,712
                                     -------------------------------    -------------------------------         -------------
  Gross profit....................              14,839,929                          7,646,702                       4,650,611
Selling, general and adminis-
  trative expenses (selling,
  general and administrative
  expenses paid to related parties
  are $258,665, $2,196,094, and
  $1,868,089, respectively).......               8,909,475                          7,727,072                       4,539,955
Amortization expense..............                 900,696                             27,055                              --
                                     -------------------------------    -------------------------------         -------------
  Income (loss) from operations...               5,029,758                           (107,425)                        110,656
Interest income...................                 113,204                                 --                          26,524
Interest expense-related parties..              (1,999,009)                          (100,733)                             --
Interest expense..................                (440,453)                                --                          (2,358)
Other expense-related party.......                (301,841)
Other income (expense)............                   4,757                           (200,322)                          5,131
                                     -------------------------------    -------------------------------         -------------
  Income (loss) before income
     taxes........................               2,406,416                           (408,480)                        139,953
Income tax (expense) benefit......              (1,181,484)                            87,533                              --
                                     -------------------------------    -------------------------------         -------------
  Net income (loss)...............             $ 1,224,932                        $  (320,947)                    $   139,953
                                     ===============================    ===============================         =============
Earnings (loss) per share of
  common stock -- basic and
  diluted.........................             $      0.26                        $     (0.07)                    $      0.03
                                     ===============================    ===============================         =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               CULTURALACCESSWORLDWIDE, INC. & TLM HOLDINGS CORP.

    COMBINED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997.

                                     COMBINED
                                 CULTURALACCESS &      CULTURALACCESS
                                  TELAC COMMON             COMMON             TLM COMMON           CULTURALACCESS
                                      STOCK                 STOCK               STOCK               COMMON STOCK
                                  (VOTING-ISSUED)        SUBSCRIBED            (VOTING)             (NON-VOTING)        ADDITIONAL
                               ---------------------   ---------------   --------------------   --------------------     PAID-IN
                                 SHARES      AMOUNT    SHARES   AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL
                               ----------   --------   ------   ------   ----------   -------   -----------   ------   ------------
Balance, December 31, 1994...       1,000   $  1,000      --    $  --            --   $   --             --   $  --    $     24,000
Issuance of common stock.....         670        670     330      330            --       --             --      --         193,000
Stockholder distributions....          --         --      --       --            --       --             --      --              --
Net income for the year ended
  December 31, 1995..........          --         --      --       --            --       --             --      --              --
                               ----------   --------   ------   ------   ----------   -------   -----------   ------   ------------
Balance, December 31, 1995...       1,670      1,670     330      330            --       --             --      --         217,000
Payment of subscribed common
  stock......................         330        330    (330)    (330 )          --       --             --      --              --
Stock split effective
  December 6, 1996...........   4,298,000     41,000      --       --            --       --             --      --         (41,000)
Merger of TelAc, Inc and
  Telephone Access, Inc......          --         --      --       --            --       --             --      --      11,170,882
Assumption of net liabilities
  by former principal
  stockholders...............          --         --      --       --            --       --             --      --         936,500
Sale of common stock to
  management.................     130,000      1,300      --       --            --       --             --      --           6,110
Sale of common stock to
  investors..................   3,000,000     30,000      --       --            --       --        500,000   5,000         277,000
Purchase of common shares....          --         --      --       --            --       --             --      --              --
Retirement of treasury
  stock......................  (3,500,000)   (35,000)     --       --            --       --             --      --        (147,420)
Revocation of S Corporation
  status.....................          --         --      --       --            --       --             --      --         370,820
Net loss for the year ended
  December 31, 1996..........          --         --      --       --            --       --             --      --              --
                               ----------   --------   ------   ------   ----------   -------   -----------   ------   ------------
Balance, December 31, 1996...   3,930,000     39,300      --       --                               500,000   5,000      12,789,892
Sale of common stock to
  management.................     234,000      2,340      --       --       100,000    1,000             --      --          25,588
Purchase of TMS by TLM
  (Note 1)...................          --         --      --       --     3,500,000   35,000             --      --         164,500
Purchase of common stock.....          --         --      --       --            --       --             --      --              --
Merger of TLM and CAWW
  (Note 1)...................     100,000      1,000      --       --    (3,600,000) (36,000)            --      --       1,033,112
Net income for the year ended
  December 31, 1997..........          --         --      --       --            --       --             --      --              --
                               ----------   --------   ------   ------   ----------   -------   -----------   ------   ------------
Balance, December 31, 1997...   4,264,000   $ 42,640      --       --            --       --        500,000   $5,000   $ 14,013,092
                               ==========   ========   ======   ======   ==========   =======   ===========   ======   ============


                                              ACCUMULATED
                                 TREASURY        EQUITY        DEFERRED
                                  STOCK        (DEFICIT)     COMPENSATION      TOTAL
                               ------------   ------------   ------------   ------------
Balance, December 31, 1994...  $         --   $   691,559    $        --    $    716,559
Issuance of common stock.....            --            --             --         194,000
Stockholder distributions....            --      (460,692)            --        (460,692)
Net income for the year ended
  December 31, 1995..........            --       139,953             --         139,953
                               ------------   ------------   ------------   ------------
Balance, December 31, 1995...            --       370,820             --         589,820
Payment of subscribed common
  stock......................            --            --             --              --
Stock split effective
  December 6, 1996...........            --            --             --              --
Merger of TelAc, Inc and
  Telephone Access, Inc......            --            --             --      11,170,882
Assumption of net liabilities
  by former principal
  stockholders...............            --            --             --         936,500
Sale of common stock to
  management.................            --            --             --           7,410
Sale of common stock to
  investors..................            --            --             --         312,000
Purchase of common shares....   (18,000,000)           --             --     (18,000,000)
Retirement of treasury
  stock......................    18,000,000   (17,817,580)            --              --
Revocation of S Corporation
  status.....................            --      (370,820)            --              --
Net loss for the year ended
  December 31, 1996..........            --      (320,947)            --        (320,947)
                               ------------   ----------- -  ------------   ------------
Balance, December 31, 1996...            --   (18,138,527)            --      (5,304,335)
Sale of common stock to
  management.................            --            --         (9,890)         19,038
Purchase of TMS by TLM (Note
  1).........................            --            --             --         199,500
Purchase of common stock.....          (143)           --             --            (143)
Merger of TLM and CAWW (Note
  1).........................            --            --             --         998,112
Net income for the year ended
  December 31, 1997..........            --     1,224,932             --       1,224,932
                               ------------  -------------   ------------   ------------
Balance, December 31, 1997...  $       (143) $(16,913,595)   $    (9,890)   $ (2,862,896)
                               ============  =============   ============   ============

    THE ACCOMPANYING NOTES ARE INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

               CULTURALACCESSWORLDWIDE, INC. & TLM HOLDINGS CORP.

                       COMBINED STATEMENTS OF CASH FLOWS

                                                  COMBINED CULTURALACCESSWORLDWIDE,     COMBINED CULTURALACCESSWORLDWIDE, INC. &
                                                     INC. & TLM HOLDINGS, CORP.                        TELAC, INC.
                                                  ---------------------------------     -----------------------------------------
                                                         FOR THE YEAR ENDED             FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                          DECEMBER 31, 1997             DECEMBER 31, 1996      DECEMBER 31, 1995
                                                  ---------------------------------     ------------------     ------------------
Cash flows from operating activities
  Net income (loss)............................              $ 1,224,932                   $   (320,947)           $  139,953
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
    Depreciation and amortization..............                1,330,159                        184,056                54,270
    Deferred tax provision.....................                   92,115                        (87,533)                   --
    Interest expense on mandatorily redeemable
      preferred stock..........................                  288,000                             --                    --
    Loss on disposition of property............                       --                        200,238                    --
  Changes in operating assets and liabilities,
    excluding effects from acquisitions:
    Accounts receivable........................               (2,088,329)                    (2,351,438)             (954,863)
    Due to related parties and affiliate.......                1,603,990                        288,438                    --
    Other assets...............................                 (865,375)                       186,596              (196,852)
    Accounts payable and accrued expenses......                  315,949                      2,573,539             1,544,615
    Deferred revenue...........................                  496,244                             --                    --
                                                            ------------                ------------------     ------------------
      Net cash provided by operating
         activities............................                2,397,685                        672,949               587,123
                                                            ------------                ------------------     ------------------
Cash flows from investing activities:
  Additions to property and equipment, net.....               (1,545,518)                    (1,045,073)             (132,244)
  (Funding) use of letter of credit............               15,000,000                    (15,000,000)                   --
  Business acquisitions, net of cash
    acquired...................................              (20,238,495)                       (60,000)                   --
                                                            ------------                ------------------     ------------------
      Net cash used in investing activities....               (6,784,013)                   (16,105,073)             (132,244)
                                                            ------------                ------------------     ------------------
Cash flows from financing activities:
  Change in other assets related to deferred
    issuance costs.............................                 (892,211)                            --                    --
  Payments on capital lease....................                 (220,494)                        (6,186)               (6,997)
  Stockholder distribution.....................                       --                             --              (460,692)
  Advances to related parties, net.............                       --                             --                11,003
  Proceeds from notes payable -- related
    party......................................               15,446,248                             --               175,000
  Payments on notes payable -- related party...                 (900,000)                            --                    --
  Proceeds from issuance and subscription of
    common stock...............................                       --                             --               194,000
  Distribution to former principal
    stockholders...............................                       --                       (175,000)                   --
  Proceeds from sale of common and preferred
    stock......................................                1,999,500                      2,119,410                    --
  Repayment of amount due to former
    stockholders...............................                 (142,248)                            --                    --
  Borrowings under line of credit facility.....                6,060,000                             --                    --
  Repayments under line of credit facility.....                 (250,000)                            --                    --
  Repayment of related party debt..............              (15,000,000)                            --                    --
  Proceeds from subordinated notes payable.....                       --                     13,021,000                    --
  Purchase of common shares....................                     (143)                            --                    --
                                                            ------------                ------------------     ------------------
      Net cash provided by (used in) financing
         activities............................                6,100,652                     14,959,224               (87,686)
                                                            ------------                ------------------     ------------------
      Net increase (decrease) in cash..........                1,714,324                       (472,900)              367,193
  Cash and cash equivalents, beginning of
    period.....................................                  300,387                        773,287               406,094
                                                            ------------                ------------------     ------------------
  Cash and cash equivalents, end of period.....              $ 2,014,711                   $    300,387            $  773,287
                                                            ============                ==================     ==================
  Supplemental disclosure of cash flow
    information:
    Cash paid during the period for:
      Interest.................................              $   651,822                   $      8,335            $       --
                                                            ============                ==================     ==================
      Income taxes.............................              $ 1,296,000                   $         --            $       --
                                                            ============                ==================     ==================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS DESCRIPTION

     CulturalAccessWorldwide, Inc. ("CulturalAccess" or "the Company") is an outsourced marketing services company that assists clients in penetrating complex and hard-to-reach market segments. The Company plans and executes integrated marketing and customer support programs featuring market research, database analysis, strategic planning, telesales/services, direct mail, sales force support systems, sales territory management, sampling and fulfillment. The Company's customers are located throughout the United States.

BASIS OF ACCOUNTING

     The combined financial statements present the financial position and results of operations of CulturalAccessWorldwide, Inc. (formerly "Telephone Access, Inc." and incorporated in Delaware in 1983) and its subsidiaries. CulturalAccessWorldwide (which operates in Arlington, Virginia) was formed and was wholly owned by several individuals (the "Former Principal Stockholders"). Certain of the Former Principal Stockholders formed and owned the majority of another corporation, TelAc, Inc. (incorporated in Delaware in June 1995), which operates in Dallas, Texas. On December 6, 1996, the Company and TelAc, Inc. were merged. The merger was effected through a one-for-one share exchange with stockholders of TelAc, Inc. receiving one CulturalAccess share for every TelAc, Inc. share held by such stockholders. The fair value of the consideration paid was based on the fair value of shares of CulturalAccess, which was determined based on the price paid by third parties, at the time, to acquire shares of CulturalAccess. The merger was accounted for using the purchase method of accounting. See Note 3. TelAc, Inc. is included on a combined basis with the Company from the date of its inception (July 1995) through December 6, 1996 due to common ownership, common management and the integrated nature of business activities/operations. All intercompany operations have been eliminated in the Company's combined financial statements.

     On December 6, 1996, the Company was recapitalized. The recapitalization was effected by (i) the Company's issuance of common and preferred shares to a group of investors, previously unaffiliated with the Company (the "Investors"), for $2,100,000; (ii) the Company's issuance of common shares to the then current management of the Company for $7,410; (iii) the Company's borrowing of $13,000,000 from the Investors; and (iv) the purchase and cancellation of common shares from the individuals owning common shares before the recapitalization (the Former Principal Stockholders) for $18,000,000. After the recapitalization, the Former Principal Stockholders of the Company retained 18% of the outstanding common shares. See Note 2 for a more complete description of these transactions.

     On January 1, 1997, TLM Holdings Corp. ("TLM"), an inactive corporation with no assets, liabilities or operations, was formed by the Investors to purchase through a subsidiary certain assets and assume certain liabilities of TeleManagement Services, Inc. ("TMS") for $7.8 million. In connection with the initial capitalization of TLM, the Investors purchased (a) 3,500,000 shares of common stock of TLM for an aggregate purchase price of $199,500 and (b) 18,000 shares of mandatorily redeemable preferred stock of TLM for an aggregate purchase price of $1,800,000. Since CulturalAccess and TLM are commonly controlled companies effective with the acquisition on January 1, 1997, financial statements as of and for the year ended December 31, 1997 are presented on a combined basis. All intercompany transactions and balances have been eliminated.

     On October 21, 1997, the Investors merged their interests in CulturalAccess and TLM. As part of the merger, the Investors made a capital contribution to the Company of the 3,500,000 shares of TLM common stock which the Investors held. In addition, the 18,000 shares of TLM mandatorily redeemable preferred stock held by the Investors were converted into 18,000 shares of CulturalAccess mandatorily redeemable preferred stock. The remaining TLM stockholders received a one-for-one share exchange of 100,000 shares of TLM voting common stock for CulturalAccess voting common stock. The merger of commonly controlled interests, was accounted for using the historical costs of the respective businesses in a manner similar to a pooling of interests. The acquisition of the minority interest in TLM was accounted for as a purchase consistent with APB 16. These combined financial statements reflect the results of TMS from the date of its acquisition by TLM.

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the remaining term of the facilities' lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for major renewals that extend useful lives are capitalized.

COMPUTER SOFTWARE AND YEAR 2000 IMPACT

     The Company has developed certain computer software and technically derived procedures intended to maximize the quality and efficiency of its services. Costs of purchased internal-use computer and telephone software are capitalized and costs of internally developed internal-use computer software are expensed as incurred.

     The Company is currently working to resolve the potential impact of the year 2000 on the processing of date sensitive information by the Company's computerized information systems. Certain computer programs have been written using two digits rather than four to define a year which could, for example, result in a computer system incorrectly recognizing the year 2000 as the year 1900. Costs of resolving the "year 2000" matter are not currently expected to have a material adverse impact on the Company's financial position or results of operations.

REVENUE RECOGNITION

     Revenue, which is received for database analysis, strategic planning, telesales/services, direct mail, sales force support systems, sales territory management and product sampling and fulfillment, is recognized when services have been rendered. Revenue for market research/contract services is recognized using the percentage of completion method as contract services are delivered. Related expenses are recognized on the accrual basis of accounting.

DEFERRED INCOME AND ISSUANCE COSTS

     Deferred income represents customer deposits for services that have been contracted for but have not been fully performed. Deferred issuance costs are costs incurred directly related to the Company's initial public offering which occurred on February 12, 1998, and will be netted against proceeds received. See
Note 16.

ACQUISITIONS

     Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. The excess of the purchase price over the fair value of net assets acquired consists of noncompete agreements, customer lists, assembled workforce and goodwill and is amortized on a straight-line basis over the estimated useful lives of the assets which range from three to thirty- five years. The Company performs periodic assessments of the recoverability of long-lived assets, including goodwill, based on estimated future cash flows in accordance with Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

INCOME TAXES

     Beginning August 1, 1994 and through December 7, 1996, the Company elected to be taxed as an S Corporation for Federal tax purposes. As a result, no taxes were recorded by the Company. Instead, the stockholders paid tax on their respective shares of taxable income, even if such income was not distributed. Accordingly, no income tax provision has been recorded for the periods ended December 31, 1995, and December 6, 1996.

     Effective December 7, 1996, the election to be treated as an S Corporation was discontinued and the Company began to account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

TAXES. Accordingly, deferred tax assets and liabilities are recognized at applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis.

EARNINGS PER SHARE

     Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128 EARNINGS PER SHARE (SFAS No.
128). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FASB Statement No. 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, ("APB 25") and related Interpretations.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less at date of purchase to be cash equivalents.

RECLASSIFICATIONS

     Certain reclassifications have been made to the December 31, 1996 and 1995 financial statements to conform with the December 31, 1997 presentation.

2. LEVERAGED RECAPITALIZATION

     On December 6, 1996, the Company consummated a leveraged recapitalization (the "Recapitalization") pursuant to the Recapitalization and Investment Agreement (the "Agreement"), among the Company, the Former Principal Stockholders and the Investors. The principal elements of the Recapitalization included the following:

     (Bullet) Amendments to the certificate of incorporation to provide that the authorized capital consists of 1,000,000 shares of $.01 par value preferred stock of which 18,000 shares shall be designated as cumulative mandatorily redeemable preferred stock; 19,500,000 shares of $.01 par value voting common stock; and 500,000 shares of $.01 par value non-voting common stock.

     (Bullet) The 2,000 shares of voting common stock held by the Former
              Principal Stockholders were split at a rate of 2,150 shares for each share then held which resulted in 4,300,000 voting common shares issued and outstanding.

     (Bullet) The sale of newly issued shares of common stock (3,000,000 shares of voting stock and 500,000 shares of non-voting stock) and preferred stock (18,000 shares of 8% cumulative redeemable stock) for cash of $2,000,000 to the Investors. In addition, the Investors contributed $112,000 to the Company.

     (Bullet) The borrowing of $13,000,000 in 8% subordinated promissory notes from the Investors.

     (Bullet) The repurchase and cancellation of 3,500,000 shares of voting common stock (out of 4,300,000 voting common shares) from the Former Principal Stockholders for $15,000,000 promissory notes due January 2, 1997 and $3,000,000 in 6% convertible subordinated notes. The Company secured the promissory notes with an irrevocable

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

              letter of credit and fully funded the letter of credit on December 6, 1996. This funding is classified as restricted cash as of December 31, 1996. The $15,000,000 was paid to the Former Principal Stockholders on January 2, 1997.

3. PURCHASE BUSINESS COMBINATIONS

1996

     On December 6, 1996, TelAc, Inc. merged into the Company (which was accounted for as a purchase transaction, the "merger") and the Company purchased a computer services firm from one of its stockholders. The merger was effected through a one-for-one share exchange with stockholders of TelAc, Inc. receiving one CulturalAccess share for every TelAc, Inc. share held. The fair value of the consideration paid was based on the fair value of shares of CulturalAccess, which was determined based on the price paid by third parties at that time, to acquire shares of CulturalAccess.

1997

     Effective January 1, 1997, the Investors formed an inactive corporation, TLM, to purchase through a subsidiary certain assets and assume certain liabilities of TMS. Since CulturalAccess and TLM are commonly controlled companies effective with this acquisition, the 1997 financial statements are presented on a combined basis. See Note 1.

     In addition, effective October 1, 1997, the Company purchased all the outstanding and issued shares of Hispanic Market Connections, Inc. ("HMC"), a California company. The purchase price was $1,500,000 in cash, $240,000 in the form of a 6.5% subordinated promissory note, and specified contingent payments based on certain net revenues and pre-tax earnings goals over the three full calendar year periods subsequent to the date of acquisition. The cash portion of this purchase was funded by debt financing provided by the Investors.

     Effective November 1, 1997, the Company purchased assets and liabilities of Phoenix Marketing Group, Inc. ("Phoenix"), a New Jersey company. The purchase price was $10,000,000 in cash (including an assumption of $1,000,000 in debt), a $2,500,000 redeemable note at 6.0% interest, a $2,500,000 convertible note at 6.0% interest automatically convertible into 208,334 shares of common stock at the closing of the Company's initial public offering (see Note 16), and specified contingent payments based on certain net revenues and pre-tax earnings goals over the three full calendar year periods subsequent to the date of acquisition. The cash portion of this purchase was funded by debt financing provided by the Investors.

     These acquisitions were accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair values. The financial statements reflect the results of the acquisitions from their respective dates of acquisition.

     On October 21, 1997, the Investors merged their interests in CulturalAccess and TLM. The acquisition of the 3% minority interest in TLM was accounted for using the purchase method of accounting. The fair value of the consideration paid was based on the fair value of shares of CulturalAccess at that time.

     Information with respect to businesses acquired in purchase transactions is as follows:

                                                                                              FOR THE
                                                                                            YEAR ENDED
                                                                                             DECEMBER
                                          FOR THE YEAR ENDED DECEMBER 31, 1997               31, 1996
                                 -------------------------------------------------------    -----------
                                     TMS          PHOENIX        OTHER          TOTAL
                                 -----------    -----------    ----------    -----------
Fair value of consideration...   $        --    $        --    $1,100,000    $ 1,100,000    $11,057,143
Cash paid (net of cash
  acquired)...................     8,162,643     11,290,080     1,823,460     21,276,183        240,000
Notes issued..................     1,300,000      5,000,000       240,000      6,540,000             --
Liabilities assumed...........     1,866,607      1,680,657       445,258      3,992,522      1,944,645
                                 -----------    -----------    ----------    -----------    -----------
                                  11,329,250     17,970,737     3,608,718     32,908,705     13,241,788
Fair value of tangible assets
  acquired....................     1,806,242      5,165,656       541,188      7,513,086      1,850,906
                                 -----------    -----------    ----------    -----------    -----------
Cost in excess of fair value
  of tangible assets
  acquired....................   $ 9,523,008    $12,805,081    $3,067,530    $25,395,619    $11,390,882
                                 ===========    ===========    ==========    ===========    ===========

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

                                                                                      DECEMBER 31,
                                                               USEFUL LIFE    ----------------------------
                                                                IN YEARS         1997             1996
                                                               -----------    -----------      -----------
Goodwill....................................................        35        $33,758,710      $11,390,882
Customer lists..............................................         5          1,153,200               --
Assembled workforce.........................................         3            721,391               --
Noncompete agreements.......................................         7          1,153,200               --
                                                                              -----------      -----------
                                                                               36,786,501       11,390,882
Less: Accumulated amortization............................................       (927,751)         (27,055)
                                                                              -----------      -----------
Intangible assets, net....................................................    $35,858,750      $11,363,827
                                                                              ===========      ===========

     The unaudited results of operations on a pro forma basis as if each of the acquisitions had been made as of the beginning of the year is as follows:

                                                                                             YEAR ENDED
                                                                                          DECEMBER 31, 1997
                                                                                          -----------------
                                                                                             (UNAUDITED)
Revenues...............................................................................      $52,842,000
Income from operations.................................................................        5,344,000
Net income (loss)......................................................................        1,056,000
Earnings per share of common stock -- basic and diluted................................            $0.22

4. PROPERTY AND EQUIPMENT

     Property and equipment are carried at cost less accumulated depreciation and consist of the following:

                                                                                      DECEMBER 31,
                                                               USEFUL LIFE     --------------------------
                                                                 IN YEARS         1997            1996
                                                              --------------   ----------      ----------
Furniture and fixtures.....................................         7          $  894,793      $  247,210
Telephone and office equipment.............................         7           1,103,624         701,415
Computer equipment.........................................        3-5          2,125,299         186,106
Leasehold improvements.....................................   Life of lease       630,268           8,252
                                                                               ----------      ----------
                                                                                4,753,984       1,142,983

Less: Accumulated depreciation..............................................     (582,178)        (15,744)
                                                                               ----------      ----------
Property and equipment, net.................................................   $4,171,806      $1,127,239
                                                                               ==========      ==========

     Depreciation expense (including property and equipment held under capital leases) was $429,463, $157,001 and $54,270, for the years ended December 31, 1997, 1996 and 1995, respectively.

5. REVENUE FROM SIGNIFICANT CUSTOMER

     A substantial portion of the Company's revenue is derived from one customer. For the years ended December 31, 1997, 1996 and 1995, revenues from that customer amounted to approximately 59%, 96% and 76% of revenues, respectively. At December 31, 1997, 1996 and 1995, amounts due from that customer included in accounts receivable amounted to approximately 39%, 83% and 79% of accounts receivable, respectively. The Company does not require collateral or other security to support credit sales.

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

6. INCOME TAXES

     As discussed in Note 1, beginning August 1, 1994 and through December 7, 1996, the Company had elected to be treated as an S Corporation for Federal and state income tax purposes. Accordingly, the financial statements do not reflect a provision for Federal income taxes from August 1, 1994 through December 7, 1996.

     The provision for income taxes consists of the following:

                                                                                    FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                      1997         1996
                                                                                   ----------    --------
Current tax expense:
  Federal.......................................................................   $1,228,697    $     --
  State.........................................................................      132,435          --
                                                                                   ----------    --------
                                                                                    1,361,132          --
                                                                                   ----------    --------
Deferred tax (benefit) expense:
  Federal.......................................................................     (155,622)    (74,604)
  State.........................................................................      (24,026)    (12,929)
                                                                                   ----------    --------
                                                                                     (179,648)    (87,533)
                                                                                   ----------    --------
                                                                                   $1,181,484    $(87,533)
                                                                                   ==========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Deferred tax assets (liabilities) are comprised of the following:

                                                                                         DECEMBER 31,
                                                                                      -------------------
                                                                                        1997       1996
                                                                                      --------    -------
Gross deferred tax assets:
  Depreciation.....................................................................   $  1,602    $    --
  Allowance for doubtful accounts..................................................    179,389         --
  Net operating loss carryforwards.................................................     47,517     87,533
                                                                                      --------    -------
                                                                                       228,508     87,533
                                                                                      --------    -------
Gross deferred tax liabilities:
  Amortization of intangible assets................................................    (48,860)        --
                                                                                      --------    -------
Net deferred tax asset.............................................................   $179,648    $87,533
                                                                                      ========    =======

     The effective tax rate was different from the Federal statutory rate as follows:

                                                                                           FOR THE YEARS
                                                                                               ENDED
                                                                                           DECEMBER 31,
                                                                                         -----------------
                                                                                         1997         1996
                                                                                         ----         ----
Statutory rate........................................................................    34%          34%
Income taxed directly to shareholders.................................................    --          (16)
State income taxes, net of Federal benefit............................................     4            4
Preferred stock dividend treated as interest expense..................................     4           --
Amortization of goodwill..............................................................     6           --
Other items, net......................................................................    --            1
                                                                                         ----         ----
                                                                                          48%          23%
                                                                                         ====         ====

     At December 31, 1996, the Company had Federal tax net operating loss carryforwards available of $207,889 which were fully utilized in the year ended December 31, 1997.

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

7. INDEBTEDNESS

                                                                                                         DECEMBER 31,
                                                                                                  ---------------------------
                                                                                                     1997            1996
                                                                                                  -----------    ------------
Short-term borrowings consist of the following:
  Uncommitted line of credit facility in the amount of $6,000,000, short-term borrowings due to
     PNC Bank, on demand, bearing an interest rate at the option of the Company at (a) the greater of (x) PNC Bank's prime rate (8.5% at December 31, 1997) or (y) the Federal funds rate (6.07% at December 31, 1997) plus 0.5% or (b) the Eurodollar rate (7.94% at December
     31, 1997 at the 30 day rate) plus 2%......................................................   $ 5,810,000    $         --
                                                                                                  ===========    ============
Long-term debt consists of the following:
  8% subordinated promissory notes due to the Investors; principal due December 1, 2006;
     interest at 8% per year payable quarterly beginning at the earlier of the date of the closing of the initial public offering of the Company's common stock or December 1,
     2000......................................................................................   $13,021,000    $ 13,021,000
  Non-interest bearing notes payable to the Former Principal Stockholders; due January 2,
     1997......................................................................................            --      15,000,000
  8% subordinated promissory notes due to the Investors; principal due January 15, 2007 or, at the option of the holder, upon the date of the closing of the initial public offering of
     the Company's common stock................................................................     1,500,000              --
  6% convertible subordinated promissory note due to stockholders; principal due in three equal installments of $60,000 beginning April 1, 1998 and due in full on April 1, 2000; interest
     at 6% per year payable quarterly..........................................................       180,000         180,000
  6% subordinated promissory note due to former stockholder of TMS; principal due in two annual installments of $433,333 beginning January 15, 1998 and due in full on January 15, 2000;
     interest at 6% per year payable annually..................................................     1,300,000              --
  6% convertible subordinated promissory notes due to Former Principal Stockholders; principal
     (and any outstanding accrued interest) due at the request of the payee either: (i) ten days after the closing of the initial public offering of the Company's common stock or
     (ii) December 1, 2000; interest at 6% per year payable quarterly..........................     3,000,000       3,000,000
  Amount due to former stockholder of TMS; principal due in monthly payments of $12,500 plus
     interest at 8% through February 1, 1999...................................................       155,237              --
  6.5% subordinated promissory note due to the former sole stockholder of HMC; principal due in quarterly installments of $20,000 beginning January 1, 1998 and due in full on October 1,
     2000; interest at 6.5% per year payable quarterly.........................................       240,000              --
  8% subordinated promissory note due to Investors; principal due October 15, 2007; interest at
     8% per year payable quarterly beginning the earlier of the date of the initial public
     offering of the Company's common stock or December 1, 2000................................    13,046,248              --
  6% convertible subordinated promissory note due to former stockholders of Phoenix; payable in full on December 31, 2000 or convertible at the closing of the initial public offering of the Company's common stock; interest at 6% per year payable semi-annually commencing April
     1, 1998...................................................................................     2,500,000              --
  6% redeemable subordinated promissory note due to former stockholders of Phoenix; principal payable at the earlier of the date of the closing of the initial public offering of the
     Company's common stock or December 31, 1998; interest at 6% per year payable in full at
     the same date as the principal payment....................................................     2,500,000              --
  Capital lease payable in monthly installments of $26,460 through August 1997.................            --         219,165
  Capital lease payable in monthly installments of $289 through September 1999.................         4,812              --
  Capital lease payable in monthly installments of $345 through January 2000...................         7,618              --
  Capital leases payable in monthly installments of $1,276 through November 1999...............        25,259              --
  Capital lease payable in monthly installments of $2,029 through November 2000................        58,278              --

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

                                                                                                         DECEMBER 31,
                                                                                                  ---------------------------
                                                                                                     1997            1996
                                                                                                  -----------    ------------
  Restrictive covenant payable in monthly installments of $2,942 through August 1999...........        53,986              --
                                                                                                  -----------    ------------
                                                                                                   37,592,438      31,420,165
  Less: current portion........................................................................    (3,273,759)    (15,219,165)
                                                                                                  -----------    ------------
                                                                                                  $34,318,679    $ 16,201,000
                                                                                                  ===========    ============

     The non-interest bearing notes payable to the Former Principal Stockholders relate to the repurchase of shares as part of the Recapitalization. The Company secured these promissory notes with a funded irrevocable letter of credit. See
Note 2.

     The $180,000 6% convertible subordinated promissory note is convertible into shares of common stock at a price of $15 per share if the net revenues of the applicable acquired firm's business for the years ending December 31, 1997 through 1999 exceed a specified target amount.

     The 6% convertible subordinated promissory notes of $3,000,000 are convertible in whole (but not in part) at any time after the closing of the initial public offering of the Company's common stock and until payment in full into 200,000 shares of the Company's common stock. Any outstanding and unpaid interest accrued through the conversion date is payable in cash. Prior to an initial public offering, if earnings before interest and taxes of the Company as a percentage of net revenues for the years ending December 31, 1997 and 1998 are less than 5%, then the obligation of the Company to make any further payments to the holders of these notes automatically terminates as of the end of December 31, 1997 or 1998, without any further action on the part of the Company except to deliver to the holders 50,000 shares of common stock. This provision for automatic conversion into 50,000 shares terminates on the closing of the initial public offering of the Company's common stock (see subsequent events, Note 16, for debt paid off on February 12, 1998 in conjunction with the Company's initial public offering of common stock).

     The 6% convertible subordinated promissory note of $2,500,000 is automatically convertible into 208,334 shares of common stock upon the closing of the initial public offering of the Company's common stock.

     Aggregate annual principal maturities for indebtedness are as follows:

YEARS ENDING
DECEMBER 31,
------------
1998...................................................................   $ 3,273,759
1999...................................................................       659,141
2000...................................................................     3,092,293
2001...................................................................            --
2002...................................................................            --
Thereafter.............................................................    30,567,245
                                                                          -----------
                                                                          $37,592,438
                                                                          ===========

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

8. OPERATING LEASES

     The Company leases office space and operating equipment under non-cancelable operating leases with terms ranging from three to seven years and expiring at various dates through October 2008. Rent expense under operating leases was $1,002,223 and $334,651 for the years ended December 31, 1997 and 1996, respectively.

     The Company leases office and warehouse facilities under a long-term operating lease from a partnership comprised of stockholders and certain former stockholders expiring November 2007. Rent expense under this agreement totaled $56,447 for the year ended December 31, 1997. The Company has receivables from this partnership in the amount of $16,000 at December 31, 1997.

     The Company leased a telephone and computer system under two seperate leases from an affiliated company. The first lease, which began in August 1995, required monthly payments of $26,460, plus sales tax. The lease expired in August 1997 and the title to the equipment transferred to the Company. Lease payments for the years ended December 31, 1995 and 1996 amounted to $257,872 and $343,713, respectively. Beginning on December 6, 1996, the lease provided for a transfer of ownership to the Company at the end of the lease term and, as such, has been accounted for as a capital lease beginning December 6, 1996. The second lease, which began in January 1995 and expired December 1996, required monthly payments of $9,912, plus sales tax. Lease payments for the years ended December 31, 1995 and 1996 amounted to $128,862 and $118,949, respectively.

     Aggregate minimum annual rentals under the operating leases as of December 31, 1997 are as follows:

                                                                   ANNUAL RENTALS UNDER
YEARS ENDING DECEMBER 31,                                            OPERATING LEASES
-------------------------                                          --------------------
1998............................................................       $  1,969,551
1999............................................................          1,972,263
2000............................................................          1,830,571
2001............................................................          1,295,463
2002............................................................            934,451
Thereafter......................................................          5,377,060
                                                                   --------------------
                                                                       $ 13,379,359
                                                                   ====================

9. CULTURALACCESS CAPITAL STRUCTURE

COMMON STOCK

     Prior to the recapitalization on December 6, 1996 (see Note 1), the Company's authorized, issued and outstanding capital included 1,000 shares of $1 par value common stock at July 31, 1994 and December 31, 1994. At December 31, 1995, the Company's authorized capital included 2,000 shares of $1 par value common stock, of which 1,670 shares were issued and outstanding and 330 shares were subscribed.

     Subsequent to the recapitalization on December 6, 1996 (see Note 1), the Company's authorized capital includes 20,000,000 shares of common stock, $.01 par value per share, of which 19,500,000 are voting and 500,000 are non-voting. Each share of non-voting common stock is convertible at the option of the holder into a share of voting common stock at the rate of one share of voting common stock for each share of non-voting common stock. These shares become convertible at the closing of the initial public offering of the Company's common stock.

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

EARNINGS PER SHARE

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                   INCOME (LOSS)       SHARES        PER SHARE
                                                                    (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                                                   -------------    -------------    ---------
1997
Basic...........................................................    $ 1,224,932       4,762,333       $  0.26
Effect of dilutive securities:
  Stock options.................................................             --          67,098            --
  Convertible debt..............................................         19,375          43,403            --
                                                                   -------------    -------------    ---------
Earnings per share of common stock -- diluted...................    $ 1,244,307       4,872,834       $  0.26
                                                                   =============    =============    =========
1996
Earnings (loss) per share of common stock -- basic and
diluted.........................................................    ($  320,947)      4,321,667       ($ 0.07)
                                                                   =============    =============    =========
1995
Earnings per share of common stock -- basic and diluted.........    $   139,953       4,300,000       $  0.03
                                                                   =============    =============    =========

MANDATORILY REDEEMABLE PREFERRED STOCK

     Subsequent to the recapitalization, CulturalAccess has the authority to issue 1,000,000 shares of preferred stock, $.01 par value per share.

     The first series of preferred stock designated in 1996 by CulturalAccess is 18,000 shares of non-voting cumulative mandatorily redeemable preferred stock, $.01 par value ("series 1996"). The holders of this stock are entitled to receive dividends in cash, when and as declared by the board of directors, at a rate of $8.00 per share per year payable quarterly commencing on March 31, 1997. Dividends are cumulative on these shares. CulturalAccess has the right to redeem all or part of the outstanding shares of the 8% cumulative preferred stock at any time at a price of $100 per share plus all accrued dividends. Any outstanding preferred stock is mandatorily redeemable at $100 per share on December 31, 2000 or upon the occurrence of the initial public offering of CulturalAccess common stock.

     The second series of preferred stock designated in 1997 by CulturalAccess is 18,000 shares of non-voting cumulative mandatorily redeemable preferred stock, $.01 par value ("series 1997"). The holders of this stock are entitled to receive dividends in cash, when and as declared by the board of directors, at a rate of $8.00 per share per year payable quarterly commencing on September 30, 1997. Dividends are cumulative on these shares. CulturalAccess has the right to redeem all or part of the outstanding shares of the 8% cumulative preferred stock at any time at a price of $100 per share plus all accrued dividends. Any outstanding preferred stock is mandatorily redeemable at $100 per share on December 31, 2000 or upon the occurrence of the initial public offering of CulturalAccess common stock.

     See Note 16 describing the conversion of both series of preferred stock into a new series upon the completion of the initial public offering of the Company's common stock.

10. TLM CAPITAL STRUCTURE

COMMON STOCK

     TLM's authorized capital includes 20,000,000 voting shares of common stock, $.01 par value per share. Prior to the merger of CulturalAccess and TLM on October 21, 1997, 3,600,000 shares were authorized, issued, and outstanding. These shares were converted into CulturalAccess shares upon the merger and 3,500,000 shares were contributed back to the Company. See Note 1.

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

MANDATORILY REDEEMABLE PREFERRED STOCK

     TLM has the authority to issue 1,000,000 shares of preferred stock, $.01 par value per share.

     The first series of preferred stock designated in 1996 by TLM is 18,000 shares of non-voting, cumulative mandatorily redeemable preferred stock, $.01 par value. The holders of this stock are entitled to receive dividends in cash, when and as declared by the board of directors, at a rate of $8.00 per share per year payable quarterly commencing on March 31, 1997. Dividends are cumulative on these shares from the date of original issuance. TLM has the right to redeem all or part of the outstanding shares of the 8% cumulative preferred stock at any time at a price of $100 per share plus all accrued dividends. Any outstanding preferred stock is mandatorily redeemable at $100 per share on January 31, 2000 or upon the occurrence of the initial public offering of TLM's common stock. Prior to the merger of CulturalAccess and TLM on October 21, 1997, 18,000 shares were authorized, issued and outstanding. These shares were converted into CulturalAccess series 1997 preferred stock upon the merger. See Note 1 and Note 9.

11. STOCK OPTION PLAN

     Effective May 1, 1997, the Company adopted the 1997 Stock Option Plan ("the Plan") which is administered by the Compensation Committee of the Board of Directors of the Company. The aggregate maximum number of shares of common stock available for award under the Plan is 800,000. The exercise price of each option must equal or exceed the fair market value of the Company's stock on the date of the grant. An option's maximum term is 10 years. Vesting terms are determined by the Compensation Committee at the time of grant. The Plan terminates effective May 1, 2001.

     The Company applies APB 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of FASB Statement No. 123, excluding options with performance conditions, the Company's net income and earnings per share would have been reduced to the pro forma amounts of:

                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                                   1997
                                                                                               ------------
Net income
  As reported...............................................................................    $1,224,932
  Pro forma.................................................................................     1,218,877
Earnings per share -- basic and diluted
  As reported...............................................................................         $0.26
  Pro forma.................................................................................          0.26

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the year ended December 31, 1997: dividend yield of 0%; expected volatility of 0%; risk-free interest rate at a weighted average of 6.07%; expected option term of 5 years; and nominal option term of 10 years.

     A summary of the status of the Plan, excluding options with performance conditions, as of December 31, 1997 and changes during the period then ended is presented below.

                                                                                           WEIGHTED AVERAGE
                                                                                 SHARES     EXERCISE PRICE
                                                                                --------   ----------------
Outstanding at January 1, 1997...............................................         --            --
Granted in 1997..............................................................    185,000        $ 6.53
                                                                                --------        ------
Outstanding at December 31, 1997.............................................    185,000
                                                                                ========
Options exercisable at December 31, 1997.....................................         --            --
                                                                                ========
Weighted-average fair value of options granted during the period.............      $1.56

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

     The range of exercise prices is as follows:

             EXERCISE                           WEIGHTED AVERAGE
               PRICE            SHARES           EXERCISE PRICE
           -------------        -------         ----------------
           $0.25-$4.99           10,000              $0.250
           $5.00-$7.99          114,000              $5.351
           $8.00-$11.00          61,000              $9.770
           -------------        -------             -------
           $0.25-$11.00         185,000              $6.530
           =============        =======             =======

     In addition to the options shown above, the Company has issued 242,500 options exercisable contingent upon the successful completion of an initial public offering of the Company's common stock, at the initial public offering price. Of these options, 60,000 would be exercisable immediately upon the completion of an initial public offering, while 182,500 would be exercisable over five years. Based on the initial public offering price of $12 per share and using the other assumptions disclosed above, the estimated fair value of these options is approximately $1,360,425. Although the Company will not record any expense relative to these options, had compensation expense been recorded in accordance with FAS 123, $336,600 would be recorded at the date of the completion of the initial public offering and the balance would be recorded over the five-year vesting period. These amounts will be adjusted when compliance with the performance conditions is determined.

12. RELATED PARTY TRANSACTIONS

     The Company paid consulting fees to a company owned by a stockholder's brother totaling $155,799 and $216,432 for the years ended December 31, 1995 and 1996, respectively.

     Two companies, which are related by common ownership, were paid operating and administrative expenses of $40,300 by the Company for the year ended December 31, 1995.

     The Company paid management fees of $1,500,000 and $1,175,000 to a partnership related by common interest during the years ended December 31, 1995 and 1996, respectively.

     For the year ended December 31, 1996, the Company paid professional fees and equipment rental fees of $342,000 and $462,662, respectively, to companies owned by Former Principal Stockholders.

     For the year ended December 31, 1997, the Company paid payroll processing fees of $215,674 to an affiliated company.

     The Company has agreed to pay a $750,000 fee to the Investors for their assistance in effecting the initial public offering of the Company's common stock, contingent upon the occurrence of the initial public offering of the Company. This fee will be charged against the proceeds of the Company's initial public offering.

13. DEFINED CONTRIBUTION PLANS

     The Company has a defined contribution employee benefit plan which covers substantially all employees of a specific subsidiary. The Company may make discretionary contributions to the plan. No amounts were contributed to the plan for the years ended December 31, 1997, 1996 and 1995.

     The Company also sponsors a defined contribution Profit Sharing Plan covering full-time employees of a specific subsidiary. Contributions are made at the discretion of the Company. Plan contributions for the years ended December 31, 1997 totaled $15,826. No contributions were made for the years ended December 31, 1996 and 1995.

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

14. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

     In connection with the acquisitions referred to in Note 3, the Company has entered into employment agreements with management employees, certain of whom are stockholders of the Company, which expire at various times through 2001. The employment agreements have terms of four years and require annual payments of $2,235,000 with bonus amounts of up to $464,500 per year.

CONTINGENT CONSIDERATION IN BUSINESS ACQUISITIONS

     In connection with the acquisitions referred to in Note 3 (see Notes 1 and 3), the Company has entered into contractual arrangements whereby shares of Company stock and cash may be issued to former owners of acquired businesses upon attainment of specified financial criteria over three year periods as set forth in the respective agreements. The amount of shares and cash to be issued cannot be fully determined until the periods expire and the attainment of criteria is established. If the criteria are attained, but not exceeded, the amount of shares which could be issued and cash which could be paid subsequent to December 31, 1997 under all agreements is 873,000 shares and $4,845,000, respectively. If the targets are exceeded by 20%, the amount of shares which could be issued and cash which could be paid subsequent to December 31, 1997 under all agreements is 1,235,000 shares and $7,497,000, respectively. The Company accounts for this additional consideration, when the specified financial criteria are achieved and it is probable it will be paid, as additional purchase price for the related acquisition.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of accounts receivable, other assets, accounts payable, accrued expenses, capital lease obligations, amount due under line of credit facility and deferred revenue approximate fair value.

     The fair value of the Company's long-term debt is determined by calculating the present value of expected future cash outlays associated with the debt instruments. The discount rate used is equivalent to the current rate offered to the Company for debt of the same maturities. The fair value of the Company's long-term indebtedness is $36,016,759 compared to a carrying value of $37,592,438.

16. SUBSEQUENT EVENTS

     On January 9, 1998, the Company paid off $5.5 million under the uncommitted line of credit facility by incurring additional debt from the Investors in the form of an 8% subordinated promissory note, $5,000,000 due January 15, 2007 and $500,000 due October 15, 2007.

     On January 20, 1998, the Company received a commitment from a bank for a committed line of credit facility for $30,000,000. The credit agreement provides for interest at a variable rate, depending on certain financial ratios, equal to
(a) the LIBOR rate plus 1.25% to 2.00% or (b) the lead banks prime rate plus 0% to 0.375%. Loans made under the credit facility will be secured by a pledge of all of (i) the Company's interest in the common stock of its subsidiaries and
(ii) the assets of the Company and its subsidiaries. All principal and unpaid interest due on the credit facility is payable in full on February 27, 2001. The Company is required to pay a loan origination fee and a quarterly commitment fee, and adhere to certain financial covenants.

     On February 12, 1998, the Company's initial public offering of 4,000,000 shares of common stock became effective. The proceeds received from the initial public offering were used to retire the following long term debt and associated accrued interest which was outstanding as of December 31, 1997:

8% subordinated promissory notes due to the Investors on December 1, 2006..................   $13,021,000
8% subordinated promissory notes due to the Investors on January 15, 2007..................     6,500,000
6% convertible subordinated promissory notes due to the former principal stockholders on
  December 1, 2000.........................................................................     3,000,000
6% subordinated promissory note due to the former stockholders of Phoenix..................     2,500,000
8% subordinated promissory note due to the Investors on October 15, 2007...................    13,546,000
Uncommitted line of credit facility........................................................     1,490,000
Unpaid interest due........................................................................     2,032,000

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.

     Also, in conjunction with the initial public offering, the following occurred: (i) the 6% convertible subordinated promissory note due to the former stockholders of Phoenix for $2,500,000 was converted into 208,334 shares of common stock; (ii) the Company's 36,000 shares of series 1996 preferred stock were converted into Series 1998 preferred stock with terms as follows: $.01 par value; 65,000 shares authorized, dividends payable per share in cash and non cash distributions equal to the product of (x) 8.33 and (y) any per share dividends and distributions paid on shares of the common stock; mandatorily redeemable by the Company at a price of $100 per share upon any other public offering, a change in control, or the Company's achievement of after tax net income of $10 million over any four consecutive quarters; (iii) $2,900,000 of 8% subordinated promissory notes due to the Investors on December 1, 2006 was converted into 29,000 shares of series 1998 preferred stock; (iv) the Company paid $288,000 in accrued interest on the series 1996 preferred stock and (v) the 500,000 shares of non-voting common stock were converted into 500,000 shares of voting common stock on a share-for-share basis.