Form 10-Q
period 1998-03-31
CULTURAL ACCESS WORLDWIDE INC
filed 1998-05-15
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ending March 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ___________

                         Commission file number 0-23489

                          CULTURALACCESSWORLDWIDE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                      52-1309227
               --------                                      ----------
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    2200 Clarendon Blvd., 11th Floor
          Arlington, Virginia                                  22201
          -------------------                                  -----
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

                            Yes |X|    No |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

8,969,834 shares of Common Stock, $.01 par value, as of  May 13, 1998

                         CULTURALACCESS WORLDWIDE, INC.

                                      INDEX

Part I - Financial Information

Item 1. Financial Statements                                                 1-4

Consolidated and Combined Balance Sheets - As of
March 31, 1998 and December 31, 1997                                           1

Consolidated and Combined Statements of Operations -
Three Months Ended March 31, 1998 and March 31, 1997                           2

Consolidated and Combined Statements of Cash Flows -
Three Months Ended March 31, 1998 and March 31, 1997                           3

Notes to Consolidated Financial Statements                                     4

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II - Other Information                                                  5-6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CULTURALACCESSWORLDWIDE, INC.

                           BALANCE SHEETS (UNAUDITED)

                                                                             COMBINED
                                                                      CULTURALACCESS-
                                                        CONSOLIDATED  WORLDWIDE, INC.
                                                     CULTURALACCESS-   & TLM HOLDINGS
                                                     WORLDWIDE, INC.            CORP.
                                                                         DECEMBER 31,
                                                      MARCH 31, 1998             1997
                                                      --------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents .........................   $  5,284,444    $  2,014,711
  Accounts receivable, net of allowance for
    doubtful accounts of $233,746 and $279,935,
    respectively ....................................     10,138,619       8,077,462
  Deferred issuance costs ...........................             --       1,350,594
  Other assets ......................................      1,327,276         941,686
                                                        ------------    ------------

    Total current assets ............................     16,750,339      12,384,453
  Property and equipment, net .......................      5,102,519       4,171,806
  Other assets ......................................        545,180         265,110
  Intangible assets, net ............................     35,375,104      35,858,750
                                                        ------------    ------------

    Total assets ....................................   $ 57,773,142    $ 52,680,119
                                                        ============    ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
  STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Amount due on line of credit facility .............   $         --    $  5,810,000
  Accounts payable and accrued expenses .............      3,836,376       2,831,463
  Accrued interest and other related party expenses .      1,397,019       2,974,661
  Accrued salaries, wages and related benefits ......      1,861,717       1,308,446
  Due to related parties ............................        124,733         471,925
  Deferred revenue ..................................        946,333         666,082
  Current portion of indebtedness ...................         74,131          69,940
  Current portion of indebtedness -- related parties         669,421       3,203,819
                                                        ------------    ------------

    Total current liabilities .......................      8,909,730      17,336,336
Long-term portion of indebtedness ...................         66,707          80,013
Long-term portion of indebtedness -- related parties         711,585      34,238,666
Mandatorily redeemable preferred stock, $.01 par
  value: 8% cumulative, 2,000,000 shares
  authorized, 65,000 shares and 36,000
  shares issued and outstanding at
  March 31, 1998 and December 31, 1997,
  respectively ......................................      6,559,443       3,888,000
                                                        ------------    ------------
    Total liabilities and mandatorily
     redeemable preferred stock .....................     16,247,465      55,543,015
                                                        ------------    ------------
Common stockholders' equity (deficit):
  Common stock, $.01 par value: voting: 20,000,000
    shares authorized; 8,972,333 and 4,264,000
    shares issued at March 31, 1998 and December
    31, 1997, respectively; 8,969,834 and 4,261,500
    shares outstanding at March 31, 1998 and
    December 31, 1997, respectively .................         89,723          42,640
  Common stock, $.01 par value: non-voting:
    500,000 shares authorized, issued and
    outstanding at December 31, 1997 ................             --           5,000
  Additional paid-in capital ........................     57,846,547      14,013,092
  Accumulated deficit ...............................    (16,400,560)    (16,913,595)
  Less: cost of treasury stock, 2,500 shares ........           (143)           (143)
  Deferred compensation .............................         (9,890)         (9,890)
                                                        ------------    ------------

    Total common stockholders' equity (deficit) .....     41,525,677      (2,862,896)
                                                        ------------    ------------
    Total liabilities, mandatorily redeemable
      preferred stock and common stockholders'
      equity (deficit) ..............................   $ 57,773,142    $ 52,680,119
                                                        ============    ============

                          CULTURALACCESSWORLDWIDE, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                        COMBINED
                                                                 CULTURALACCESS-
                                                   CONSOLIDATED  WORLDWIDE, INC.
                                                CULTURALACCESS-   & TLM HOLDINGS
                                                WORLDWIDE, INC.            CORP.
                                                           1998             1997
                                                 --------------  ---------------
Revenues ...................................     $ 15,691,210      $  6,962,348
Cost of revenues (exclusive of
  depreciation) ............................        9,109,758         4,064,381
                                                 ------------      ------------

  Gross profit .............................        6,581,452         2,897,967
Selling, general and adminis-
  trative expenses (selling,
  general and administrative
  expenses paid to related parties
  are $224,968, and
  $26,667, respectively)  ..................        4,804,163         1,391,608
Amortization expense .......................          400,390           208,518
                                                 ------------      ------------
  Income from operations ...................        1,376,899         1,297,841
Interest income ............................           51,083            18,106
Interest expense-related parties ...........         (496,373)         (595,683)
Interest expense ...........................          (20,665)               --
Other expense-related party ................               --          (304,818)
Other income ...............................               --             4,800
                                                 ------------      ------------
  Income before income
    taxes ..................................          910,944           420,246
Income tax expense .........................          397,909           241,149
                                                 ------------      ------------
  Net income ...............................     $    513,035      $    179,097
                                                 ============      ============
Earnings  per share of
  common stock -- basic and
  diluted ..................................     $       0.07      $       0.04
                                                 ============      ============

                          CULTURALACCESSWORLDWIDE, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                    COMBINED
                                                                             CULTURALACCESS-
                                                               CONSOLIDATED  WORLDWIDE, INC.
                                                            CULTURALACCESS-   & TLM HOLDINGS
                                                            WORLDWIDE, INC.            CORP.
                                                                       1998             1997
                                                             --------------  ---------------
Cash flows from operating activities:
  Net income ...............................................   $    513,035    $    179,097
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization ...........................        686,086         269,172
   Interest expense on mandatorily redeemable
     preferred stock .......................................        101,000          72,000
  Changes in operating assets and liabilities,
   excluding effects from acquisitions:
   Accounts receivable .....................................     (2,197,585)     (5,068,264)
   Due to related parties and affiliates ...................       (321,636)        100,965
   Other assets ............................................       (707,941)       (146,228)
   Accounts payable and accrued expenses ...................        965,167       3,089,261
   Accrued interest and related party expenses .............     (1,849,447)             --
   Accrued salaries, wages and related benefits ............        551,883              --
   Deferred revenue ........................................        482,925         300,216
                                                               ------------    ------------
    Net cash used in operating
      activities ...........................................     (1,776,513)     (1,203,781)
                                                               ------------    ------------
Cash flows from investing activities:
  Additions to property and equipment, net .................     (1,182,393)       (108,140)
  Use of letter of credit ..................................                     15,000,000
  Business acquisitions, net of cash
   acquired ................................................             --      (6,491,133)
                                                               ------------    ------------

    Net cash (used in) provided by investing activities ....     (1,182,393)      8,400,727
                                                               ------------    ------------

Cash flows from financing activities:
  Change in other assets related to deferred
   issuance costs...........................................     (1,919,328)             --
  Payments on capital lease ................................        (17,783)        (80,150)
  Proceeds from notes payable - related
   party ...................................................      5,500,000       1,175,000
  Proceeds from sale of common and preferred
   stock ...................................................     44,640,000       1,999,500
  Borrowings under line of credit facility .................        190,000       5,660,000
  Repayments under line of credit facility .................     (6,000,000)       (250,000)
    Repayment of related party debt ........................    (36,164,250)    (15,031,762)

    Net cash provided by (used in) financing
      activities............................................      6,228,639      (6,527,412)
                                                               ------------    ------------

    Net increase in cash ...................................      3,269,733         669,534
  Cash and cash equivalents, beginning of
   period ..................................................      2,014,711         300,387
                                                               ------------    ------------

  Cash and cash equivalents, end of period .................   $  5,284,444    $    969,921
                                                               ============    ============

              CULTURALACCESSWORLDWIDE, INC. AND TLM HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts included in the financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

2. INITIAL PUBLIC OFFERING OF COMMON STOCK

On February 19, 1998 the Company completed its initial public offering of 4,000,000 shares of common stock at $12.00 per share (the "Offering"). The net proceeds of the Offering after deducting applicable cost and expenses were $44,640,000. The proceeds were used to repay approximately $37.6 million in long term debt. In addition, the 6% convertible promissory note payable to the former principal stockholders of Phoenix Marketing Group, Inc. ("Phoenix") was converted into 208,334 shares of common stock.

3. INCOME TAXES

The Company's effective tax rate of 44% in the first quarter of 1998 differs from the Federal Statutory rate due primarily to state income taxes, non-deductible goodwill amortization, and non-deductible preferred stock dividends.

4. EARNINGS PER COMMON SHARE

      Earnings per common share are calculated as follows:

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                              Income        Shares     Per Share
                                           (Numerator)  (Denominator)    Amount
                                            ---------     ---------     --------
1998
Basic .................................     $ 513,035     7,567,056     $   0.07
Effect of dilutive securities:
    Stock options .....................            --        90,896           --
    Earnout contingency ...............            --        56,288           --
                                            ---------     ---------     --------
Earnings per share of common
    stock - dilutive ..................     $ 513,035     7,714,240     $   0.07
                                            =========     =========     ========

1997
Earnings per share of common
    stock - basic and dilutive ........     $ 179,097     4,534,000     $   0.04
                                            =========     =========     ========

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Revenues for the first quarter of 1998 increased $8.7 million, or 125%, to $15.7 million, compared to $7.0 million for the same quarter of 1997. Of this increase, approximately $5.7 million, or 81.5%, resulted from the acquisitions of Market Connections Group, Inc ("MCG" previously known as Hispanic Market Connections Group, Inc.) and Phoenix. In addition, approximately $2.9 million of the increase came from additional services rendered to the 1998 top ten clients.

Cost of revenues increased $5.0 million, or 124%, to $9.1 million for the first quarter of 1998, from $4.1 million for the first quarter of 1997. The increase was the result of the acquisitions mentioned above and the additional personnel costs needed to support the increase in revenues. Cost of revenues as a percentage of sales declined slightly to 58.1% for the first quarter of 1998, when compared to 58.4% for the first quarter of 1997.

Selling, general and administrative expenses increased $3.4 million, or 245%, to $4.8 million for the first quarter of 1998, from $1.4 million for the first quarter of 1997. Selling, general and administrative expenses as a percentage of revenues increased to 30.6% for the first quarter of 1998 from 20.0% for the first quarter of 1997. The increase was primarily driven by the acquisition of MCG and Phoenix that have a different cost structure than the other businesses. In addition, the Company has invested in the necessary infrastructure to support its future growth.

Amortization expense increased $192,000, or 92%, to $400,000 for the first quarter of 1998, from $209,000 for the first quarter of 1997, due to the acquisitions of MCG and Phoenix which did not occur until the later part of 1997.

Net interest expense decreased $112,000, or 19.3%, to $466,000 for the first quarter of 1998, from $578,000 for the first quarter of 1997, as proceeds from the Offering were used to reduce borrowings.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had a working capital of $7.8 million, an increase of $12.8 million from ($5.0) million at December 31, 1997. Cash and cash equivalents were $5.3 million at March 31, 1998 compared to $2.0 million at December 31, 1997. Both increases are primarily attributable to the proceeds received from the Offering.

Net cash used for operating activities during the first quarter of 1998 was $1.8 million compared to $1.2 million during the first quarter of 1997. The increase in the cash used for operating activities for 1998 as compared to 1997 was primarily the result of accrued interest paid on related party debt.

The net cash used for investing activities during the first quarter of 1998 was $1.2 million compared to the net cash provided from investing activities for the first quarter of 1997 of $8.4 million. Cash utilized for capital expenditures increased by $1.1 million due to the expansion of the Company's facilities and upgrading of computer systems. During the first quarter of 1997, the Company used $6.5 million in investing activities to acquire TeleManagement Services Inc. and received $15.0 million to repay borrowings incurred in connection with the recapitalization of the Company on December 6, 1996.

On February 19, 1998, the Company raised net proceeds of $44.6 million in the Offering. The Company expects to meet its short term liquidity requirements through net cash provided by operations and borrowing under the Credit Facility (as defined in the Company's Annual Report on Form 10-K). Management believes that these sources of cash will be sufficient to meet the Company's operating needs and planned capital expenditures for at least the next 12 months.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains certain forward-looking statements which are based on management's current views and assumptions. These statements are qualified by reference to "Risk Factors" in the Prospectus in the Company's registration statement on Form S-1 which lists important factors that could cause actual results to differ materially from those discussed in this report.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

         10.1 Line of Credit Facility by the Registrant ("Borrower") and Nations Bank, National Association ("Lender") dated April 9, 1998.

         27       Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CULTURALACCESSWORLDWIDE, INC.


Date:  __________                   By: /s/ John Fitzgerald
                                    -------------------------------

                                    John Fizgerald, President and
                                    Chief Executive Officer
                                    (principal executive officer)

Date:  __________                   By: /s/ Michael Dinkins
                                    -------------------------------

                                    Michael Dinkins, Senior Vice
                                    President of Finance and Administration
                                    and Chief Financial Officer
                                    (principal financial officer)