Form 10-Q
period 1998-06-30
CULTURAL ACCESS WORLDWIDE INC
filed 1998-08-14
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ending June 30, 1998

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


9,040,685 shares of Common Stock, $.01 par value, as of August 11, 1998

                         CULTURALACCESS WORLDWIDE, INC.

                                      INDEX

Part I - Financial Information

Item 1. Financial Statements                                                 1-4


Consolidated and Combined Balance Sheets -
   June 30, 1998 and December 31, 1997                                         1

Consolidated and Combined Statements of Operations -
   Three Months Ended June 30, 1998 and June 30, 1997
   Six Months Ended June 30, 1998 and June 30, 1997                            2

Consolidated and Combined Statements of Cash Flows -
   Six Months Ended June 30, 1998 and June 30, 1997                            3


Notes to Consolidated Financial Statements                                     4

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II - Other Information                                                  5-6

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         CULTURALACCESSWORLDWIDE, INC.

                           BALANCE SHEETS (UNAUDITED)

                                                                             COMBINED
                                                                      CULTURALACCESS-
                                                        CONSOLIDATED  WORLDWIDE, INC.
                                                     CULTURALACCESS-   & TLM HOLDINGS
                                                     WORLDWIDE, INC.            CORP.
                                                                         DECEMBER 31,
                                                       JUNE 30, 1998             1997
                                                      --------------  ---------------
ASSETS
Current assets:
  Cash and cash equivalents .........................   $ 2,035,141     $  2,014,711
  Accounts receivable, net of allowance for
    doubtful accounts of $208,795  and $279,935,
    respectively ....................................    11,945,237        8,077,462
  Deferred issuance costs ...........................         --           1,350,594
  Other assets ......................................     1,792,015          941,686
                                                        ------------    ------------

    Total current assets ............................    15,772,393       12,384,453
  Property and equipment, net .......................     6,385,072        4,171,806
  Other assets ......................................       358,736          265,110
  Intangible assets, net ............................    35,183,784       35,858,750
                                                        ------------    ------------

    Total assets ....................................   $57,699,985     $ 52,680,119
                                                        ============    ============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
  STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Amount due on line of credit facility .............   $     --        $  5,810,000
  Accounts payable and accrued expenses .............     3,048,546        2,831,463
  Accrued interest and other related party expenses .     1,407,677        2,974,661
  Accrued salaries, wages and related benefits ......     1,800,302        1,308,446
  Due to related parties ............................       144,145          471,925
  Deferred revenue ..................................       671,807          666,082
  Current portion of indebtedness ...................        75,689           69,940
  Current portion of indebtedness -- related parties        707,832        3,203,819
                                                        ------------    ------------

    Total current liabilities .......................     7,855,998       17,336,336
Long-term portion of indebtedness ...................        47,037           80,013
Long-term portion of indebtedness -- related parties        618,085       34,238,666
Mandatorily redeemable preferred stock, $.01 par
  value: 8% cumulative, 2,000,000 shares
  authorized, 65,000 shares and 36,000
  shares issued and outstanding at
  June 30, 1998 and December 31, 1997,
  respectively ......................................     6,689,444        3,888,000
                                                        ------------    ------------
    Total liabilities and mandatorily
     redeemable preferred stock .....................    15,210,564       55,543,015
                                                        ------------    ------------
Common stockholders' equity (deficit):
  Common stock, $.01 par value: voting: 20,000,000
    shares authorized; 9,040,685 and 4,264,000
    shares issued at June 30, 1998 and December
    31, 1997, respectively; 9,038,185 and 4,261,500
    shares outstanding at June 30, 1998 and
    December 31, 1997, respectively .................        89,723           42,640
  Common stock, $.01 par value: non-voting:
    500,000 shares authorized, issued and
    outstanding at December 31, 1997 ................          --              5,000
  Additional paid-in capital ........................    57,846,547       14,013,092
  Accumulated deficit ...............................   (15,436,816)     (16,913,595)
  Less: cost of treasury stock, 2,500 shares ........          (143)            (143)
  Deferred compensation .............................        (9,890)          (9,890)
                                                        ------------    ------------

    Total common stockholders' equity (deficit) .....    42,489,421       (2,862,896)
                                                        ------------    ------------
    Total liabilities, mandatorily redeemable
      preferred stock and common stockholders'
      equity (deficit) ..............................  $ 57,699,985     $ 52,680,119
                                                        ============    ============


                          CULTURALACCESSWORLDWIDE, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        COMBINED                               COMBINED
                                                                 CULTURALACCESS-                        CULTURALACCESS-
                                                   CONSOLIDATED  WORLDWIDE, INC.         CONSOLIDATED   WORLDWIDE, INC.
                                                CULTURALACCESS-   & TLM HOLDINGS        CULTURALACCESS-  & TLM HOLDINGS
                                                WORLDWIDE, INC.            CORP.        WORLDWIDE, INC.           CORP.
                                                --------------------------------       --------------------------------
                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                --------------------------------       --------------------------------
                                                 JUNE 30, 1998     JUNE 30, 1997          JUNE 30, 1998   JUNE 30, 1997
                                                 --------------  ---------------          -------------- --------------
Revenues ...................................     $ 15,325,100      $  8,063,002            $ 31,016,310    $ 15,025,350
Cost of revenues (exclusive of
  depreciation) ............................        8,490,713         4,766,270              17,600,471       8,830,651
                                                 ------------      ------------            ------------    ------------

  Gross profit .............................        6,834,387         3,296,732              13,415,839       6,194,699
Selling, general and adminis-
  trative expenses (selling,
  general and administrative
  expenses paid to related parties
  are $243,829 and $86,427 and $495,340
  and $93,625, respectively) ...............        4,678,243         1,909,624               9,482,406       3,301,232
Amortization expense .......................          309,067           147,426                 709,457         355,940
                                                 ------------      ------------            ------------    ------------
  Income from operations ...................        1,847,077         1,239,682               3,223,976       2,537,527
Interest income ............................           40,999            19,168                  92,082          37,274
Interest expense-related parties ...........         (143,700)         (526,170)               (640,073)     (1,121,853)
Interest expense ...........................          (13,667)            --                    (34,332)           --
Other income (expense)-related party .......             --               2,977                    --          (301,841)
Other (expense).............................             --            (158,608)                   --          (153,808)
                                                 ------------      ------------            ------------    ------------
  Income before income
    taxes ..................................        1,730,709           577,049               2,641,653         997,299
Income tax expense .........................          766,965           252,860               1,164,874         494,009
                                                 ------------      ------------            ------------    ------------
  Net income ...............................     $    963,744      $    324,189           $   1,476,779    $    503,290
                                                 ============      ============            ============    ============
Earnings per share of
  common stock -- basic and
  diluted ..................................     $       0.11      $       0.07            $       0.18     $      0.11
                                                 ============      ============            ============    ============

                          CULTURALACCESSWORLDWIDE, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                       FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                    COMBINED
                                                                             CULTURALACCESS-
                                                               CONSOLIDATED  WORLDWIDE, INC.
                                                            CULTURALACCESS-   & TLM HOLDINGS
                                                            WORLDWIDE, INC.            CORP.
                                                                       1998             1997
                                                             --------------  ---------------
Cash flows from operating activities:
  Net income ...............................................   $ 1,476,779     $    503,290
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization ...........................     1,287,301          537,474
   Interest expense on mandatorily redeemable
     preferred stock .......................................       231,001          144,000
  Changes in operating assets and liabilities,
   excluding effects from acquisitions:
   Accounts receivable .....................................    (4,004,203)      (3,146,197)
   Due to related parties and affiliates ...................      (302,224)         149,291
   Other assets ............................................    (1,025,297)        (327,458)
   Accounts payable and accrued expenses ...................       216,679        1,698,944
   Accrued interest and related party expenses .............    (1,838,788)         685,353
   Accrued salaries, wages and related benefits ............       490,468         (554,691)
   Deferred revenue ........................................       187,711          307,716
                                                               ------------    ------------
    Net cash (used in)
      operating activities .................................    (3,280,573)          (2,278)
                                                               ------------    ------------
Cash flows from investing activities:
  Additions to property and equipment, net .................    (2,757,378)        (486,098)
  Use of letter of credit ..................................                     15,000,000
  Business acquisitions, net of cash
   acquired ................................................       (97,055)      (6,491,133)
                                                               ------------    ------------

    Net cash (used in) provided by investing activities ....    (2,854,433)       8,022,769
                                                               ------------    ------------

Cash flows from financing activities:
  Change in other assets related to deferred
   issuance costs...........................................    (1,919,328)             --
  Payments on capital lease ................................       (35,895)        (162,727)
  Proceeds from notes payable - related
   party ...................................................     5,500,000        1,150,000
  Proceeds from sale of common and preferred
   stock ...................................................    44,640,000        1,999,500
  Borrowings under line of credit facility .................       190,000        5,660,000
  Repayments under line of credit facility .................    (6,000,000)        (250,000)
  Repayment of related party debt ..........................   (36,219,341)     (15,075,000)
                                                               ------------    ------------
    Net cash provided by (used in) financing
      activities............................................     6,155,436       (6,678,227)
                                                               ------------    ------------

    Net increase in cash ...................................        20,430        1,342,264
  Cash and cash equivalents, beginning of
   period ..................................................     2,014,711         300,387
                                                               ------------    ------------

  Cash and cash equivalents, end of period .................   $ 2,035,141     $  1,642,651
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts included in the financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended
June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

2. INCOME TAXES

The Company's effective tax rate of 44% in the first half of 1998 differs from the Federal Statutory rate due primarily to state income taxes, non-deductible goodwill amortization, and non-deductible preferred stock dividends.

3. EARNINGS PER COMMON SHARE

      Earnings per common share are calculated as follows:

                                                                        For the Three Months Ended
                                                                   ------------------------------------
                                                           June 30, 1998                       June 30, 1997
                                            ------------------------------------  ---------------------------------------
                                              Income        Shares     Per Share       Income        Shares     Per Share
                                           (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                            ---------     ---------     --------     ---------     ---------     --------
Basic .................................     $ 963,744     8,969,834       $ 0.11     $ 324,189     4,764,000     $   0.07
Effect of dilutive securities:
    Stock options .....................            --       100,682           --            --         6,528           --
    Earnout contingency ...............            --        70,851           --            --            --           --
                                            ---------     ---------     --------     ---------     ---------     --------
Earnings per share of common
    stock - dilutive ..................     $ 963,744     9,141,367       $ 0.11     $ 324,189     4,770,528     $   0.07
                                            =========     =========     ========     =========     =========     ========

                                                                          For the Six Months Ended
                                                                   ------------------------------------
                                                           June 30, 1998                       June 30, 1997
                                            ------------------------------------  ---------------------------------------
                                              Income        Shares     Per Share       Income        Shares     Per Share
                                           (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                            ---------     ---------     --------     ---------     ---------     --------
Basic                                       $1,476,779    8,268,445       $0.18      $ 503,290     4,649,000     $   0.11
Effect of dilutive securities
    Stock options......................             --       95,789          --             --         3,264           --
    Earnout contingency ...............             --       63,570          --             --            --           --
                                            ----------    ---------       -----      ---------     ---------     --------
Earnings per share of common
    stock - dilutive ..................     $1,476,779    8,427,804       $0.18      $  503,290    4,652,264     $   0.11
                                            ==========    =========       =====      =========     =========     ========

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues for the second quarter of 1998 increased $7.3 million, or 90.1%, to $15.3 million compared to $8.1 million for the second quarter of 1997. In September of 1997, the Company acquired substantially all of the assets of Market Connections Group, Inc. ("MCG" previously known as Hispanic Market Connections, Inc.). In October of 1997, the Company acquired substantially all of the assets of Phoenix Marketing Group, Inc. ("Phoenix"). The combined revenues for these two companies included in the results of operations for the second quarter of 1998 is approximately $5.1 million, or 70.1% of the increase. The remaining increase is due primarily to the expansion of services provided to the Company's top ten clients.

Costs of revenues increased to $8.5 million for the second quarter of 1998, from $4.8 million in the second quarter of 1997, an increase of $3.7 million. Cost of revenues as a percentage of sales decreased to 55.4% for the second quarter of 1998, compared to 59.1% for the second quarter of 1997. This reduction was primarily the result of the Company being able to better utilize its existing work force despite substainally increased revenues.

Selling, general and administrative expenses, increased $2.8 million, to $4.7 million for the second quarter of 1998, from $1.9 million for the second quarter of 1997. Selling, general and administrative expenses as a percentage of revenues increased to 30.5% for the second quarter of 1998, from 23.7% for the second quarter of 1997. Approximately 54.8% of the increase was due to the acquisition of MCG and Phoenix which have a different cost structure than the other businesses. In addition, approximately 7.9% of the increase is due to the creation of a corporate infrastructure needed to support the Company's future growth.

Amortization expense increased for the second quarter of 1998 to $309,000, from $147,000 for the second quarter of 1997. The increase is due to the acquisitions indicated above.

Net interest expense decreased from $507,000 for the second quarter of 1997, to $116,000 for the second quarter of 1998, a decrease of $391,000. The decrease is the result of paying off the debt incurred in acquiring all business units. The proceeds from the initial public offering ("Offering") were used to reduce borrowings.



SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues for the first half of 1998 increased $16 million, or 106%, to $31.0 million, compared to $15.0 million for the same period in 1997. Of this increase, approximately $10.8 million, or 67.3%, resulted from the acquisitions of MCG and Phoenix. In addition, approximately $4.9 million of the increase came from additional services rendered to the Company's 1998 top ten clients.

Cost of revenues increased $8.8 million, to $17.6 million for the first half of 1998, from $8.8 million for the first half of 1997. Cost of revenues as a percentage of sales declined to 56.7% for the first half of 1998, when compared to 58.8% for the first half of 1997. The 2.1% decrease was due primarily to the Company's ability to more effectively utilize its workforce.

Selling, general and administrative expenses increased $6.2 million, to $9.5 million for the first half of 1998, from $3.3 million for the first half of 1997. Selling, general and administrative expenses as a percentage of revenues increased to 30.6% for the first half of 1998, from 22.0% for the first half of 1997. Approximately 58.4% of the increase was due to the acquisition of MCG and Phoenix which have a different cost structure than the other businesses. Approximately 12.1% of the increase is due to the creation of a corporate infrastructure needed to support the Company's future growth.

Amortization expense increased $354,000, to $710,000 for the first half of 1998, from $356,000 for the first half of 1997, due to the acquisitions of MCG and Phoenix which did not occur until the later part of 1997.

Net interest expense decreased $502,000, to $582,000 for the first half of 1998, from $1.1 million for the first half of 1997, as proceeds from the Offering were used to reduce borrowings.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had working capital of $7.9 million, an increase of $12.9 million from ($5.0) million at December 31, 1997. As described below, substantially all of the Company's net working capital resulted from the completion of its Offering in February 1998. The Company's primary sources of liquidity as of June 1998 consist of cash and cash equivalents, accounts receivable and borrowing availability under the Credit Facility (as defined in the Company's Annual Report on Form 10-K).

The Company's accounts receivable turnover averaged 69 days for the period ended June 30, 1998, and 58 days for the period ended December 31, 1997. The increase was due largely to the timing of payments. A substantial portion of the outstanding receivables were collected in July 1998.

Net cash used for operating activities during the first half of 1998 was $3.3 million, compared to $2,300 during the first half of 1997. Approximately $2.5 million of the increase in the cash used for operating activities for 1998 as compared to 1997, was primarily the result of accrued interest paid on related party debt. Approximately $858,000 of the increase in cash used for operating activities is the result of increases in accounts receivable due to increased sales and an increase in days sales outstanding.

The net cash used for investing activities during the first half of 1998 was $2.9 million compared to the net cash provided from investing activities for the first half of 1997 of $8.0 million. Cash utilized for capital expenditures increased by $2.3 million due to the expansion of the Company's facilities, and upgrading of computer systems. During the first half of 1997, the Company used $6.5 million in investing activities to acquire TeleManagement Services Inc. and received $15.0 million to repay borrowings incurred in connection with the recapitalization of the Company on December 6, 1996.

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

(a)     Exhibits

         10.2     Employment Agreement between the Company and Mary Sanchez

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