Form 10-Q
period 1998-09-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 1998-11-13
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ending September 30, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ___________

                         Commission file number 0-23489

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.
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


8,965,685 shares of Common Stock, $.01 par value, as of November 12, 1998

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                      INDEX

Part I - Financial Information

Item 1. Financial Statements                                                 1-4


Consolidated and Combined Balance Sheets -
   September 30, 1998 and December 31, 1997                                    1

Consolidated and Combined Statements of Operations -
   Three Months Ended September 30, 1998 and September 30, 1997
   Nine Months Ended September 30, 1998 and September 30, 1997                 2

Consolidated and Combined Statements of Cash Flows -
   Nine Months Ended September 30, 1998 and September 30, 1997                 3


Notes to Consolidated Financial Statements                                     4

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Part II - Other Information                                                  5-7

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                                               COMBINED
                                                                       ACCESS WORLDWIDE
                                                        CONSOLIDATED  COMMUNICATIONS, INC.
                                                    ACCESS WORLDWIDE       & TLM HOLDINGS
                                                COMMUNICATIONS, INC.                CORP.
                                                       SEPTEMBER 30,        DECEMBER 31,
                                                               1998                1997
                                                         (UNAUDITED)           (AUDITED)
                                                      --------------  ------------------
ASSETS
Current assets:
  Cash and cash equivalents .........................   $ 1,604,041     $  2,014,711
  Accounts receivable, net of allowance for
    doubtful accounts of $140,027 and $279,935,
    respectively ....................................    13,636,502        8,077,462
  Deferred issuance costs ...........................         --           1,350,594
  Other assets ......................................     1,837,130          941,686
                                                        ------------    ------------

    Total current assets ............................    17,077,673       12,384,453
  Property and equipment, net .......................     7,465,633        4,171,806
  Other assets ......................................       636,572          265,110
  Intangible assets, net ............................    35,786,382       35,858,750
                                                        ------------    ------------

    Total assets ....................................   $60,966,260     $ 52,680,119
                                                        ============    ============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
  STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Amount due on line of credit facility .............   $      --       $  5,810,000
  Accounts payable and accrued expenses .............      3,324,554       2,831,463
  Accrued interest and other related party expenses .        847,335       2,974,661
  Accrued salaries, wages and related benefits ......      2,397,073       1,308,446
  Due to related parties ............................        149,040         471,925
  Deferred revenue ..................................        705,834         666,082
  Current portion of indebtedness ...................         74,341          69,940
  Current portion of indebtedness -- related parties         598,536       3,203,819
                                                        ------------    ------------

    Total current liabilities .......................      8,096,713      17,336,336
Amount due on line of credit facility ...............      1,780,000          --
Long-term portion of indebtedness ...................         29,744          80,013
Long-term portion of indebtedness -- related parties         598,085      34,238,666
Mandatorily redeemable preferred stock, $.01 par
  value: 8% cumulative at December 31, 1997,
  2,000,000 shares authorized, 65,000 shares
  and 36,000 shares issued and outstanding at
  September 30, 1998 and December 31, 1997,
  respectively ......................................       6,554,444      3,888,000
                                                        -------------    ------------
    Total liabilities and mandatorily
     redeemable preferred stock .....................      17,058,986     55,543,015
                                                        -------------    ------------
Common stockholders' equity (deficit):
  Common stock, $.01 par value: voting: 20,000,000
    shares authorized; 9,043,185 and 4,264,000
    shares issued at September 30, 1998 and December
    31, 1997, respectively; 8,965,685 and 4,261,500
    shares outstanding at September 30, 1998 and
    December 31, 1997, respectively .................        90,432           42,640
  Common stock, $.01 par value: non-voting:
    500,000 shares authorized, issued and
    outstanding at December 31, 1997 ................          --              5,000
  Additional paid-in capital ........................    58,540,888       14,013,092
  Accumulated deficit ...............................   (14,355,382)     (16,913,595)
  Less: cost of treasury stock, 77,500 and 2,500
    shares, respectively ............................      (362,643)            (143)
  Deferred compensation .............................        (6,021)          (9,890)
                                                        ------------    ------------
    Total common stockholders' equity (deficit) .....    43,907,274       (2,862,896)
                                                        ------------    ------------
    Total liabilities, mandatorily redeemable
      preferred stock and common stockholders'
      equity (deficit) ..............................  $ 60,966,260     $ 52,680,119
                                                        ============    ============

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                            COMBINED                                   COMBINED
                                                                    ACCESS WORLDWIDE                           ACCESS WORLDWIDE
                                                   CONSOLIDATED  COMMUNICATIONS, INC.        CONSOLIDATED   COMMUNICATIONS, INC.
                                                ACCESS WORLDWIDE      & TLM HOLDINGS     ACCESS WORLDWIDE        & TLM HOLDINGS
                                             COMMUNICATIONS, INC.              CORP.  COMMUNICATIONS, INC.                CORP.
                                                ------------------------------------  -------------------------------------------
                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                --------------------------------------  -----------------------------------------
                                                SEPTEMBER 30, 1998  SEPTEMBER 30, 1997  SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                                ------------------  ------------------  ------------------     ------------------
Revenues ...................................     $ 16,380,945         $  9,013,422         $ 47,397,255           $ 24,038,772
Cost of revenues (exclusive of
  depreciation) ............................        8,652,020            5,605,187           26,252,491             14,435,838
                                                 ------------         ------------         ------------           ------------

  Gross profit .............................        7,728,925            3,408,235           21,144,764             9,602,934
Selling, general and adminis-
  trative expenses (selling,
  general and administrative
  expenses paid to related parties
  are $237,256 and $93,540 and $732,596
  and $241,137, respectively) ..............        5,551,300            2,028,661           15,033,706              5,329,893
Amortization expense .......................          367,704              191,200            1,077,161                547,140
                                                 ------------         ------------         ------------           ------------
  Income from operations ...................        1,809,921            1,188,374            5,033,897              3,725,901
Interest income (expense) ..................            4,820               (1,389)              62,570                 35,885
Interest income (expense)-related parties ..          111,844             (392,270)            (528,229)            (1,514,123)
Other expense-related party ................             --                   --                   --                 (301,841)
Other income (expense)......................             --                153,259                 --                     (549)
                                                 ------------         ------------         ------------           ------------
  Income before income
    taxes ..................................        1,926,585              947,974            4,568,238              1,945,273
Income tax expense .........................          845,151              446,907            2,010,025                940,916
                                                 ------------         ------------         ------------           ------------
  Net income ...............................     $  1,081,434         $    501,067        $   2,558,213           $  1,004,357
                                                 ============         ============         ============           ============
Earnings per share of
  common stock
  basic ....................................     $       0.12         $       0.11         $       0.30           $       0.21
                                                 ============         ============         ============           ============
  diluted ..................................     $       0.12         $       0.10         $       0.30           $       0.21
                                                 ============         ============         ============           ============


                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                         COMBINED
                                                                                 ACCESS WORLDWIDE
                                                               CONSOLIDATED  COMMUNICATIONS, INC.
                                                           ACCESS WORLDWIDE        & TLM HOLDINGS
                                                       COMMUNICATIONS, INC.                 CORP.
                                                                       1998                 1997
                                                             --------------  --------------------
Cash flows from operating activities:
  Net income ...............................................   $ 2,558,213      $ 1,004,357
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization ...........................     2,046,331          830,570
   Interest expense on mandatorily redeemable
     preferred stock .......................................        96,001          216,000
  Changes in operating assets and liabilities,
   excluding effects from acquisitions:
   Accounts receivable .....................................    (5,695,468)      (4,218,799)
   Due to related parties and affiliates ...................      (297,329)          49,095
   Other assets ............................................    (1,388,257)        (355,719)
   Accounts payable and accrued expenses ...................      (334,572)       1,565,957
   Accrued interest and related party expenses .............    (1,866,233)         899,517
   Accrued salaries, wages and related benefits ............     1,087,239          222,826
   Deferred revenue ........................................       174,983          307,716
                                                               ------------    ------------
    Net cash (used in) provided by
      operating activities .................................    (3,619,092)         521,520
                                                               ------------    ------------
Cash flows from investing activities:
  Additions to property and equipment, net .................    (4,185,386)        (756,033)
  Use of letter of credit ..................................          --         15,000,000
  Business acquisitions, net of cash
   acquired ................................................      (726,241)      (6,491,133)
                                                               ------------    ------------

    Net cash (used in) provided by investing activities ....    (4,911,627)       7,752,834
                                                               ------------    ------------

Cash flows from financing activities:
  Change in other assets related to deferred
   issuance costs...........................................    (1,919,328)             --
  Treasury stock purchases..................................      (362,500)            (143)
  Issuance of common stock..................................       695,050              --
  Payments on capital lease ................................       (54,536)        (219,165)
  Proceeds from notes payable - related
   party ...................................................     5,500,000        1,150,000
  Proceeds from sale of common and preferred
   stock ...................................................    44,640,000        1,999,500
  Borrowings under line of credit facility .................     1,970,000        5,660,000
  Repayments under line of credit facility .................    (6,000,000)        (250,000)
  Repayment of related party debt ..........................   (36,348,637)     (15,097,215)
                                                               ------------    ------------
    Net cash provided by (used in) financing
      activities............................................     8,120,049       (6,757,023)
                                                               ------------    ------------

    Net (decrease) increase in cash ........................      (410,670)       1,517,331
  Cash and cash equivalents, beginning of
   period ..................................................     2,014,711          300,387
                                                               ------------    ------------

  Cash and cash equivalents, end of period .................   $ 1,604,041     $  1,817,718
                                                               ============    ============


          ACCESS WORLDWIDE COMMUNICATIONS, INC. AND TLM HOLDINGS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts included in the financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

2. INCOME TAXES

The Company's effective tax rate of 44% in the first three quarters of 1998 differs from the Federal Statutory rate due primarily to state income taxes, non-deductible goodwill amortization, and non-deductible preferred stock dividends.

3. EARNINGS PER COMMON SHARE

      Earnings per common share are calculated as follows:


                                                                        For the Three Months Ended
                                                                   ------------------------------------
                                                       September 30, 1998                  September 30, 1997
                                            ------------------------------------  ---------------------------------------
                                              Income        Shares     Per Share       Income        Shares     Per Share
                                           (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                            ---------     ---------     --------     ---------     ---------     --------
Basic .................................     $1,081,434    9,015,685    $    0.12     $ 501,067     4,763,167     $   0.11
Effect of dilutive securities:
    Stock options .....................            --        37,346           --            --        33,902           --
    Earnout contingency ...............            --        55,422           --            --        11,542           --
                                            ----------    ---------     --------     ---------     ---------     --------
Earnings per share of common
    stock - dilutive ..................     $1,081,434    9,108,453    $    0.12     $ 501,067     4,808,611    $    0.10
                                            ==========    =========     ========     =========     =========     ========

                                                                          For the Nine Months Ended
                                                                   ------------------------------------
                                                       September 30, 1998               September 30, 1997
                                            ------------------------------------  ---------------------------------------
                                              Income        Shares     Per Share       Income        Shares     Per Share
                                           (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)    Amount
                                            ---------     ---------     --------     ---------     ---------     --------
Basic                                       $2,558,213     8,517,525    $   .30     $1,004,357      4,687,056    $    .21
Effect of dilutive securities
    Stock options......................             --        76,308         --             --        154,431          --
    Earnout contingency ...............             --        60,854         --             --          3,847          --
                                            ----------    ----------    -------      ---------     ----------    --------
Earnings per share of common
    stock - dilutive ..................     $2,558,213     8,654,687    $   .30     $1,004,357      4,845,334    $    .21
                                            ==========    ==========    =======     ==========     ==========    ========

4. COMMON STOCK

During the third quarter, the Company repurchased 75,000 shares of its common stock for $362,500. The Company also issued 70,851 shares of its common stock as a part of a 1997 purchase agreement whereby contingent payments of cash and common stock are paid once certain financial goals are achieved.

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the third quarter of 1998 increased $7.4 million, or 82%, to $16.4 million compared to $9 million for the third quarter of 1997. In September of 1997, the Company acquired substantially all of the assets of Market Connections Group, Inc. ("MCG" previously known as Hispanic Market Connections, Inc.). In October of 1997, the Company acquired substantially all of the assets of Phoenix Marketing Group, Inc. ("Phoenix"). The combined revenues for these two companies included in the results of operations for the third quarter of 1998 is approximately $5.9 million, or 80% of the increase. The remaining increase is due primarily to the expansion of services provided to the Company's top ten clients.

Cost of revenues increased to $8.7 million for the third quarter of 1998, from $5.6 million in the third quarter of 1997, an increase of $3.0 million. Cost of revenues as a percentage of sales decreased to 53% for the third quarter of 1998, compared to 62% for the second quarter of 1997. This reduction was primarily the result of the Company being able to better utilize its existing work force because of improved facilities and changes in work practices.

Selling, general and administrative expenses, increased $3.5 million, to $5.6 million for the third quarter of 1998, from $2.0 million for the third quarter of 1997. Selling, general and administrative expenses as a percentage of revenues increased to 34% for the third quarter of 1998, from 23% for the third quarter of 1997. Approximately 56% of the increase was due to the acquisition of MCG and Phoenix which have a different cost structure than the other businesses. In addition, approximately 24% of the increase is due to the creation of a corporate infrastructure needed to support the Company's future growth.

Amortization expense increased for the third quarter of 1998 to $368,000, from $191,000 for the third quarter of 1997. The increase is due to the acquisitions indicated above.

Net interest expense decreased for the third quarter of 1998, due to the Company paying off its debt incurred in acquiring all business units. The proceeds from the initial public offering ("Offering") were used to reduce borrowings. In addition, the preferred stock became non-interest bearing on February 10, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the first nine months of 1998 increased $23.4 million, or 97%, to $47.4 million, compared to $24.0 million for the same period in 1997. Of this increase, approximately $16.7 million, or 71%, resulted from the acquisitions of MCG and Phoenix. In addition, approximately $5.9 million of the increase came from additional services rendered to the Company's 1998 top ten clients.

Cost of revenues increased $11.8 million, to $26.3 million for the first nine months of 1998, from $14.4 million for the first nine months of 1997. Cost of revenues as a percentage of sales declined to 55% for the first nine months of 1998, when compared to 60% for the first nine months of 1997. The decrease was due primarily to the Company's ability to more effectively utilize its workforce because of improved facilities and changes in work practices.

Selling, general and administrative expenses increased $9.7 million, to $15.0 million for the first nine months of 1998, from $5.3 million for the first nine months of 1997. Selling, general and administrative expenses as a percentage of revenues increased to 32% for the first nine months of 1998, from 22% for the first nine months of 1997. Approximately 58% of the increase was due to the acquisition of MCG and Phoenix which have a different cost structure than the other businesses. Approximately 16% of the increase is due to the creation of a corporate infrastructure needed to support the Company's future growth. The remaining increase was due to costs incurred from our expanded capacity which will facilitate further internal growth.

Amortization expense increased $530,000, to $1,077,000 for the first nine months of 1998, from $547,000 for the first nine months of 1997, due to the acquisitions of MCG and Phoenix which did not occur until the later part of 1997.

Net interest expense decreased $1,013,000, to $466,000 for the first nine months of 1998, from $1,478,000 for the first nine months of 1997, as proceeds from the Offering were used to reduce borrowings.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of $9 million, an increase of $14 million from ($5.0) million at December 31, 1997. As described below, substantially all of the Company's net working capital resulted from the completion of its Offering in February 1998. The Company's primary sources of liquidity as of September 30, 1998 consist of cash and cash equivalents, accounts receivable and borrowing availability under the Credit Facility (as defined in the Company's Annual Report on Form 10-K).

The Company's accounts receivable turnover averaged 75 days for the period ended September 30, 1998, and 58 days for the period ended December 31, 1997. The increase was partially due to the acquisition of MCG and Phoenix and the timing of payments.

Net cash used for operating activities during the first nine months of 1998 was $3.6 million, compared to $522,000 provided by operating activities during the first nine months of 1997. Approximately $2.8 million of the increase in cash used for operating activities for 1998 as compared to 1997 was primarily the result of accrued interest paid on related party debt. Approximately $1.5 of the increase in cash used for operating activities was the result of increases in accounts receivable due to increased sales, and an increase in days sales outstanding.

The net cash used for investing activities during the first nine months of 1998 was $4.9 million compared to the net cash provided from investing activities for the first nine months of 1997 of $7.8 million. Cash utilized for capital expenditures increased by $3.4 million due to the expansion of the Company's facilities, and upgrading of computer systems. During the first nine months of 1997, the Company used $6.5 million in investing activities to acquire TeleManagement Services Inc. and received $15.0 million to repay borrowings incurred in connection with the recapitalization of the Company on December 6, 1996.

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

YEAR 2000 ISSUE

As a rapidly growing outsource marketing service company, the Company is dependent on computer systems and applications to conduct its business. Some computer systems and applications include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are commonly referred to as the "Millennium Bug"or "Year 2000 Problem".

The Company has developed and is currently executing a comprehensive risk-based plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) identification, (ii) assessment, (iii) remediation, and (iv) testing.

The Company is in the process of identifying substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company believes that this process will be completed within the fourth quarter. Then the Company will commence the assessment and remediation stages of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process before the end of the second quarter of 1999. The testing stage is projected to be completed by third quarter of 1999.

In addition to computers and related systems, the operation of office equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effects of, and cost of remediating, the Year 2000 Problem on its office equipment.

The Company has incurred costs to date of $86,000 and estimates the total cost of any required modifications, upgrades, or replacements of its internal systems to be $200,000. While the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The estimated cost will be monitored and will be revised as additional information becomes available.

The Company has initiated communications with its major clients and suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Problems. There can be no assurance that these clients and suppliers will resolve any or all Year 2000 Problems with its systems before the occurrence of a material disruption to the business of the Company. Any failure of these clients and suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operation.

The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, since the number of devices that could be effected and the interactions among these devices are numerous, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected.

The Company is currently developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by early 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

The discussion of the Company's efforts, and management's expectations, related to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

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

                                    ACCESS WORLDWIDE COMMUNICATIONS, INC.


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