Form 10-K
period 1998-12-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 1999-03-24
CIK 1048422

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to                .

                        Commission file number 0-23489

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

             Delaware                                52-1309227
__________________________________    _________________________________________
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or organization)

 2200 Clarendon Blvd., 12th Floor
       Arlington, Virginia                              22201
__________________________________    _________________________________________
 (Address of principal executive                     (Zip Code)
             offices)

Registrant's telephone number, including area code (800) 437-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class.                       Name of Each Exchange on Which
-------------                                        Registered.
    None.                                               None.

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

                           Yes    X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing.

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1999 was approximately $44,263,873.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 15, 1999 was 9,027,730 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated:

  Part III incorporates information by reference from the Registrant's Proxy Statement to be filed with respect to the 1999 Annual Meeting of Stockholders scheduled to be held on or about April 27, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Part I
 1.  Business.............................................................    1
 2.  Properties...........................................................    9
 3.  Legal Proceedings....................................................    9
 4.  Submission of Matters to a Vote of Security Holders..................    9
Part II
 5.  Market for Registrant's Common Equity and Related Shareholder
 Matters..................................................................   10
 6.  Selected Financial Data..............................................   11
 7.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   12
7A. Quantitative and Qualitative Disclosures about Market Risk............   18
 8.  Financial Statements and Supplementary Data..........................   18
 9.  Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................   41
Part III
10.  Directors and Executive Officers of the Registrant...................   41
11.  Executive Compensation...............................................   41
12.  Security Ownership of Certain Beneficial Owners and Management.......   41
13.  Certain Relationships and Related Transactions.......................   41
Part IV
14. Exhibits, Financial Statement Schedules and Reports on Form 10-K......   41
  Signatures..............................................................   43
  Index to Exhibits.......................................................   45

PART I

Item 1. Business

General

  Access Worldwide Communications, Inc. ("Access Worldwide" or the "Company") is a leading provider of outsourced sales, marketing and medical education services to Fortune 500 companies in the pharmaceutical, telecommunications, financial services and consumer products industries. The Company offers a broad, integrated array of targeted sales, marketing and customer support services designed to achieve an attractive return on investment ("ROI") for its clients. In the sales and marketing area, these services include market research, database management, direct marketing programs, tele-detailing and tele-sales, sample fulfillment and sales force automation. In the medical education area, the Company provides comprehensive medical education services including scientific symposia, medical meetings management and patient education program development. Leveraging its portfolio of capabilities, the Company, on behalf of its clients, has a proven record of accessing and influencing high-value and hard-to-reach audiences including physicians, pharmacists, and patients in the healthcare arena and multicultural consumers ("Hispanic, Asian and African-American"). The Company believes that it is a leader in developing multicultural marketing programs that target the approximately 30% of the U.S. population represented by minorities.

  Founded in 1983, the Company has many long-standing customer relationships with the world's largest pharmaceutical companies and an extensive blue-chip customer list that includes large and mid-sized pharmaceutical companies, biotechnology companies, specialty and generic pharmaceutical companies, medical devices companies and retail pharmacists. The Company's pharmaceutical customers include Astra Pharmaceuticals, Knoll Pharmaceuticals Inc., Johnson & Johnson, Novartis Pharmaceutical Corp., Parke-Davis SPA, Pfizer Inc., Procter & Gamble Co., Roche Pharmaceutical Division of Roche Holding Ltd. and Schering-Plough Corp. Through its consumer capabilities and multicultural expertise, the Company also provides services to Fortune 500 telecommunications, financial services and consumer goods companies, of which Sprint Corp. ("Sprint") is its largest customer.

  The Company provides clients with innovative marketing programs, systems and technologies that help generate incremental sales, market share and profit growth. These programs are designed to target the Pharmaceutical Marketing Services Segment ("Pharmaceutical") as well as the Consumer and Business Services Segment ("Consumer"). For financial information about the Company's segment reporting, see Note 18 to the Company's Financial Statements.

Forward-looking Statements

  This report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's current expectations and beliefs concerning future events. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company that it will generate a specific level of revenue, do not designate the Company as the exclusive service provider and are terminable on short notice), the successful marketing of the Company's sales, marketing and medical education services, the achievement of satisfactory levels of both gross and operating margins, the recruitment and retention of qualified personnel, the continued enhancement of telecommunications, computer and information technologies and operational and financial systems, the achievement by the Company and its suppliers and customers of Year 2000 compliance in a timely and cost efficient manner, the continued and anticipated growth in industry trends towards outsourcing sales, marketing and medical education services, changes in competition and the forms of direct sales and marketing techniques, customer interest in, and use of, the Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the adequacy of cash flows from operations and available financings to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company, and other risks set forth in this report and in the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

Pharmaceutical Marketing Services Segment

  The Company's broad scope of services and capabilities enables it to influence physicians, inform pharmacists, involve patients and impact sales. Specific services are described below:

  .Market Research and Database Management. Access Worldwide specializes in collecting physician and pharmacy data to help its clients better target their marketing efforts. This data includes physician office information, optimal sales call times and locations, frequency of procedures performed and pharmacy personnel. Its data collection and reporting capabilities enhance customers' productivity.

  Access Worldwide is one of a limited number of companies that has a long-term licensing agreement to access the American Medical Association ("AMA") master database of 840,000 physicians in the United States. Access Worldwide provides enhanced database management services to pharmaceutical companies using its licensed AMA data, along with its proprietary files, state license files, and Drug Enforcement Administration ("DEA") files. This Medical Professional Library houses over seven million records, and is used to improve the performance of pharmaceutical sales force operations.

  The Company believes that it has the most comprehensive and accurate pharmacy database in the United States, comprising 24,000 independent pharmacists. With this data, Access Worldwide can deliver essential access to those often uncovered pharmacies that fill approximately 30% of retail prescriptions in the United States.

  .Physician and Pharmacy Direct Marketing. Access Worldwide has exclusive rights to market and distribute National Football League-branded and Professional Golf Association Tour-branded single source, direct marketing publications to healthcare and insurance audiences. The Company's pharmaceutical clients use these single source publications for targeted marketing messages to their customers.

  The second component of the Company's direct marketing business is its personalized physician mail programs, used by pharmaceutical sales forces as a follow-up to physician sales calls. These high-volume letter programs involve detailed messages to the physician about precise product indications. The Company mailed in excess of 400,000 letters on behalf of pharmaceutical sales representatives in the last 12 months.

  .Physician and Pharmacy Tele-detailing. The Company communicates with an average of 15,000 physicians and 24,000 pharmacists every week with targeted physician and pharmacy telemarketing and direct marketing, vacant territory management and remote physician coverage programs that influence target physician prescribing habits and increase market share. This capability is essential to pharmaceutical companies who are increasingly compelled to dedicate their field force coverage to a narrower group of blockbuster drugs.

  In addition, Access Worldwide plays a critical role in detailing pharmacists on new products and new indications for existing products. The Company's tele-driven pharmacy programs reach non-warehousing chain pharmacies, as well as regional chains, hospitals, nursing home providers and independent retail pharmacies. Key program components include professional product detailing presentations, clinical information and literature delivery. The Company believes that its new product stocking programs are more comprehensive than any autoship or autocheck program, securing distribution in two-to-four times the number of pharmacies than traditional wholesaler programs. All orders are shipped through the pharmacist's preferred wholesaler or, on multi-source products, the generic distributor. Every pharmacy stocking order is followed-up and verified as received by the ordering pharmacy.

  Access Worldwide simplifies vacant territory management without disruption of targeted field sales force activities. Pharmaceutical drug representatives on average miss four to six weeks of work each year due to maternity leave, temporary reassignments, illnesses, etc. To maintain coverage during these absences, pharmaceutical companies hire Access Worldwide to provide qualified, well-trained representatives to telephonically replace absent drug representatives. The Company's dedicated tele-detailing teams are proficient in making product presentations that provide effective remote coverage, with full reporting and follow-through.

  .Ethical Drug Sample and Literature Fulfillment. In 1998, the Company shipped more than 10 million ethical drug product samples to physicians. It has the nation's largest outsourced Prescription Drug Marketing Act of 1987 ("PDMA") compliant and DEA approved sample fulfillment center in the United States, located in Lincoln Park, New Jersey. Access Worldwide's customers benefit from sophisticated sample fulfillment services that dramatically reduce sample turnaround time, while providing comprehensive accountability and tracking programs. A recent client audit found zero defaults and zero unaccounted for samples. The Company also ships large volumes of product literature to pharmaceutical sales representatives in the field. The Company's Electronic Territory Management System ("ETMS") technology links to its product sample and literature fulfillment operations to deliver fully integrated sales support systems.

  .Sales Force Productivity Systems. Access Worldwide improves the efficiency of its clients' sales forces by providing them with a variety of outsourced sales services as well as an integrated technological infrastructure and support system designed to maximize sales force productivity in the field. The Company's ETMS system allows geographically dispersed pharmaceutical sales forces to report and track their efforts electronically. The ETMS system is integrated into the Company's product sample and fulfillment facility, physician database management systems, and direct mail systems. These integrated field force automation systems typically require the Company to be also integrated into the systems and sales force management structure of the client's organization, thus raising the switching costs for the Company's clients.

  Access Worldwide also provides vacant territory management and remote physician coverage to prevent disruption of planned field sales force activities. The Company's dedicated tele-detailing teams are proficient in making product presentations that assure effective and efficient virtual field force coverage, with full reporting and follow-through.

  . Medical Education Services. As the globalization of the healthcare industry in this era of electronic communications redefines the pace of scientific interchange, the Company's international experience and capabilities are particularly valuable. Access Worldwide is highly experienced in successful scientific program development, program planning, faculty recruitment and support, meeting logistics, management and audience generation.

  The Company's scientific and medical expertise creates access to opinion leaders in medicine. The Company has conducted more than 250 international medical education meetings in more than 30 countries. With medical education clients that include five of the top ten pharmaceutical companies, the Company is knowledgeable about the changing regulatory requirements in countries around the world.

  The Company has excellent communications with medical societies and journals, and has established relationships with medical schools and continuing medical education offices. The Company delivers medical education services in these varied meeting venues:

  . Scientific Symposia
  . Interactive Workshops
  . University Programs
  . Fellows Programs
  . Investigator/Research Meetings
  . Roundtables
  . Advisory Board Meetings
  . Sales Training Programs

  .Patient Education Program Development. The Company develops patient education communications programs in key therapeutic categories as part of its medical education and medical publishing services.

  .Patient Profiling and Data Collection. Access Worldwide has the capability to capture product usage, frequency and satisfaction data from patient and consumer contacts. The Company also captures patient data from its two new patient prescription starter programs, which are described below.

  .Prescription Starter Programs. The Company recently added two new proprietary patient prescription starter programs to the Company's family of product sample systems: FirstRx(TM), a direct-to-patient product starter program; and ScriptBuilder(TM), a coupon-based patient starter system that delivers free trial starters to patients at the pharmacy. Both systems are used to correctly begin patient treatment and compliance. These two programs are already being used by three of the Company's pharmaceutical customers.

  .Crisis Management Services. The Company provides crisis response communications services for its pharmaceutical clients. The Company recently managed an extensive product recall program for one of its medical device clients, connecting directly to the client's website to update patient product use information. The Company responds to patient questions and interfaces electronically with its customers' databases to update patient files.

  .Patient Customer Service and Support. Access Worldwide's inbound tele-services capabilities can support patient information services, and the delivery of resource information for patients and their families who are enrolled in patient care and caregiver support programs. In addition, the Company has arranged the replacement of medical devices, updating client databases with patient product information.

Consumer and Business Services Segment

  The Company delivers innovative marketing programs, systems and technologies in the consumer and business services arena which enable its clients to access new markets, acquire new customers, and activate current customers. Specific services include the following:

  .Consumer and Business Sales and Promotion Programs. The Company performs targeted, consumer marketing and sales programs to improve customer acquisition, customer retention and customer win-back performance for its clients. The Company leverages its systems and technologies to improve customer satisfaction and to support key sales and customer care needs.

  .Customer Service and Support. Access Worldwide's inbound technology infrastructure enables the Company to provide customer service and support service to its clients on an outsourced basis. On behalf of its clients, the Company responds to customer service inquiries, resolves customer billing issues, registers consumers in media-driven promotional programs, and arranges for replacement products when required.

  .Multicultural Marketing Services. In light of the continued growth of multicultural populations in the United States, the Company's multicultural and multilingual expertise, resources and technology represent a powerful differentiator to its telecommunications, financial services and consumer products clients. Access Worldwide provides analysis and strategic direction as to how its clients should most effectively target and approach high-potential customers in high-value market segments. Strategic planning is supported by the Company's research capabilities, which offer detailed definitions and analyses of the market segments targeted by its clients, including pharmaceutical companies and healthcare providers. The Company's research group has been recognized by American Demographics Magazine as one of the Best 100 Sources of Marketing Information.

  The Company conducts qualitative and quantitative market research throughout North and South America. The Company's research services encompass market area profiles, target audience segmentation, marketing and advertising effectiveness, culture market opportunity assessment, new product concepting and testing, awareness, attitude and usage studies, opinion polling, readership and viewership studies, and customer satisfaction surveys.

  The Company also has significant expertise in collecting, analyzing, organizing and communicating data. The Company has proprietary Hispanic and Asian surname algorithm that its customers use to analyze their current customer and prospect files. The Company works with data owned or acquired by its clients for its patient and consumer services programs.

  The Company's multicultural and multilingual staff executes consumer services programs in over 15 non-English languages, including Arabic, Cantonese, French, German, Hindi, Japanese, Khmer, Korean, Mandarin, Portuguese, Russian, Spanish, Tagalog, Urdu and Vietnamese. For its healthcare clients, the Company has the capability to deliver in-language, in-culture direct-to-patient communications programs as well as patient monitoring and compliance programs.

Recent Developments

  On June 15, 1998, the Company moved from the Fort Lauderdale facility into a 34,500 square foot facility located in Boca Raton, FL.

  On August 13, 1998, the Company moved from the Dallas facility into a 26,000 square foot facility located in Plano, TX.

  On October 24, 1998, the Company acquired all of the outstanding capital stock of A M Medica Communications Ltd. ("A M Medica"). In consideration for such stock, the Company paid to the stockholder of A M Medica $22.2 million in cash, 122,045 shares of the Company's common stock, $.01 par value ("Common Stock"), and a three year 6.5% subordinated promissory note in the principal amount of $5.5 million. In addition, the purchase agreement called for cash in excess of certain financial thresholds to be measured at various intervals throughout 1998 and 1999. Any cash in excess of the financial thresholds is to be paid to the original stockholder.

  On November 2, 1998, the Company changed its name from CulturalAccessWorldwide, Inc. to Access Worldwide Communications, Inc. and its trading symbol from "CAWW" to "AWWC".

  On February 23, 1999, the Company agreed to pay down $2.5 million of the outstanding $6.5 million owed to holders of the mandatorily redeemable preferred stock, series 1998 upon the closing of the new bank Credit Facility described below.

  On March 12, 1999, the Company entered into a three year, $65 million revolving line of credit and term loan facility with a syndicate of banks led by NationsBank, N.A. ("NationsBank") (the "Credit Facility"). The syndicate of banks is also comprised of Fleet Bank, N.A., European American Bank and Summit Bank. The Credit Facility bears interest at formula rates ranging from either
(i) the higher of (a) the Federal Funds Effective Rate plus 0.50% and (b) the prime lending rate charged by NationsBank, N.A. from time to time, plus an applicable margin ranging from 0.0% to 1.0% or (ii) LIBOR, plus an applicable margin ranging from 1.25% to 2.50%. The Company is required to pay a commitment fee on the unused portions of the Credit Facility. The Credit Facility is secured by substantially all of the assets of the Company.

Industry Overview

  The pharmaceutical outsourced marketing and the consumer and business outsourced marketing services industries in which Access Worldwide operates are high growth, high opportunity business environments driven by favorable business trends. Key external growth drivers in these industries are:

  .Growth in Outsourcing. The demand for outsourced marketing services is growing rapidly as pharmaceutical companies look to outside service organizations to supplement their internal product marketing, product sales and direct-to-consumer activities. Outsourcing has proven to enable pharmaceutical marketers to focus on core competencies, gain market share more quickly, avoid incremental infrastructure costs and evaluate programs that might be too costly to test internally. As companies outsource their marketing or sales activities, they tend to develop dependent relationships with outsourced marketing services firms. These relationships and high switching costs tend to deter companies from moving such functions in-house.

  In addition, recent regulatory changes in the pharmaceutical industry have created a window of opportunity for growth-minded companies, leading them to outsource marketing services to enhance their competitive position. For example, industry consolidation and changes in Food and Drug Administration ("FDA") regulations regarding advertising directly to consumers have drastically increased the amount of outsourced marketing services. In the telecommunications industry, where large companies compete fiercely for customers, increased outsourcing has allowed these companies to react nimbly to competitive pressures in order to capture and maintain market share.

  . Growth in Pharmaceutical Marketing Spending. Industry analysts project that worldwide sales and marketing spending by pharmaceutical companies is expected to increase from $5 billion in 1995 to approximately $8 billion in 2000, a 60% increase. Concurrently, outsourced sales and marketing by pharmaceutical companies is expected to increase from $400 million in 1995 to almost $1.5 billion in 2000, a 300% increase. The growth in pharmaceutical industry outsourcing is driven in part by the desire for cost-effective, measurable sales and marketing programs.

  .Growth in Multicultural Healthcare and Pharmaceutical Outreach Programs Focused on High-Risk Disease Conditions. Presently, almost one-third of the U.S. population is comprised of ethnic minorities and the number will continue to grow according to the U.S. Census Bureau. Importantly, pharmaceutical and healthcare marketers are recognizing that among the fastest growing segments for their products and services in the United States are the Hispanic and Asian populations. The U.S. Census Bureau has projected that the Hispanic and Asian populations in the United States, which were comprised of approximately
27.8 million and 9.1 million people, respectively, in 1996, will grow at rates of approximately 48% and 57%, respectively, by 2010, compared to a 12% growth rate for the general population during the same period.

  Leading pharmaceutical companies have introduced disease management programs focused specifically on the Hispanic and African-American patient populations, which tend to be at higher risk for conditions such as diabetes, hypertension, stroke, coronary heart disease, certain forms of cancer, asthma, and seasonal allergies. In addition, managed care organizations and hospitals have an increasing need to reach their multilingual patients with in-language patient education and follow-up programs to maintain their patients' confidence and compliance with prescribed treatment. Access Worldwide's capabilities in multilingual patient communications add value to managed care organizations, hospitals and pharmaceutical companies who have embarked upon multilingual patient disease management and outreach programs.

  .Growth in Demand for Pharmaceutical and Healthcare Marketing Services that Demonstrate a Clear and Measurable Return on Investment. Throughout the pharmaceutical and healthcare industry, marketing executives are under intensified pressure to prove that their plans and programs are cost-effective. This pressure, coupled with the ability to measure results, has been instrumental in the dramatic growth in the utilization of direct marketing, direct-to-patient communications programs, sample fulfillment and telesales/services.

  The Direct Marketing Association ("DMA") reports that U.S. direct marketing driven sales in 1992 were approximately $830.4 billion. By 1997, the DMA set this figure at an estimated $1,226.2 billion with an annualized increase of 8%. That growth is expected to accelerate by the year 2002, increasing 8.7% a year to $1,858.7 billion. Pharmaceutical marketers are increasing their utilization of direct marketing services. In 1997, according to Dain Rauscher Wessels, the pharmaceutical industry spent approximately $7.0 billion promoting, marketing and selling its products through direct channels. This spending is projected to grow at approximately 10% per year through the end of the decade.

  Growing pressures within companies in these industries to demonstrate a high return on their marketing and sales investments have forced them to seek outsourced services that provide a high level of accountability and measurability. Outsourced marketing services firms that offer highly measurable, database-driven direct marketing services and programs, including teleservices and product sample fulfillment, are benefiting from this growing need for corporate accountability.

  .Growth in Importance of Customer Service and Loyalty Programs. Companies operating in marketing-intensive industries are focused on protecting their existing customer base and growing the lifetime value of individual customer relationships as a means of improving both revenue growth and profitability. There is an increasing recognition of the fundamental need to speak the language of the customer in order to improve customer sales, retention and win-back performance.

Quality Assurance

  Access Worldwide uses its proprietary software and systems to monitor carefully the progress of client projects. For example, management maintains an ongoing oversight of the duration of customer teleservices presentations, time between presentations, response time, number of queries resolved after the first call and other statistics important in measuring and enhancing productivity and service levels. Clients have daily access to a variety of measures of service performance tracked by the Company's technology and can monitor presentations directly through the Company's remote monitoring systems. The Company's pharmaceutical sample dispensing and tracking systems are designed to verify order accuracy and to audit data integrity.

Contractual Arrangements

  The Company operates under both multi-year and month-to-month contractual relationships.

  In the pharmaceutical/healthcare business, the compensation system is divided into long-term and short-term programs. The long-term ("multi-year") programs generate monthly fees and occasionally, bonuses based on specific performance criteria such as market share increases or prescription order growth. The short-term programs are primarily billed on a completed unit of service basis, such as presentations delivered or pharmaceutical samples forwarded. The medical education and meetings programs are invoiced with progress billings.

  In the multicultural teleservices business, hourly rate structures reflect the specialized nature of the multilingual skills that exist throughout the organization, as well as the extensive systems integration that the Company has created with its clients.

  Sprint is the only client that represented over 10% of the Company's total revenues. The Company currently has a master service agreement with Sprint, supported by numerous work orders each with their own pricing terms. The Company's work for Sprint is spread throughout several different divisions of Sprint ranging from outbound telemarketing to inbound customer service. The master contract with Sprint expires on June 30, 1999 and is automatically renewable for additional 12-month periods provided each party to the contract remains satisfied with the contract terms. The Company was recently awarded additional business to help Sprint grow and maintain its Asian-American market share.

Competition

  Access Worldwide competes in the outsourced marketing services industry, which is highly competitive and fragmented. It competes with other outsourced marketing services firms, ranging in size from very small firms offering specialized applications or short-term projects to large independent firms. The industry is beginning to consolidate and, as a result of competitive pressures, factors such as quality of service, responsiveness to client issues, reliability, flexibility, reputation and record of timeliness are becoming increasingly important. While many companies provide outsourced marketing services, management believes that no single company dominates the industry.

  The highly fragmented outsourced marketing services industry in which the Company operates includes many independent and captive direct marketing providers. In the direct marketing industry, no single company dominates the market and many of the participants offer limited services. Conversely, in the pharmaceutical teleservices industry alone, industry analysts have estimated that there are relatively few providers who reach physicians and pharmacists. Other areas in which the Company competes such as market research, medical education and medical meetings management are particularly fragmented. Alternatively, the ethical drug sample fulfillment industry is highly specialized, with a limited number of quality competitors due to the high cost and regulatory requirements for entry. Currently, there is a trend toward consolidation, and Access Worldwide is capitalizing on this trend through strategic acquisitions. These acquisitions increase the Company's ability to provide Fortune 500 companies with integrated outsourced marketing solutions for high-growth market segments.

  The Company believes that it competes successfully based on its ability to deliver an effective combination of resources, people, expertise, systems, data and technologies that provide innovative, measurable and cost-effective services which increase client sales, market share and profits. The Company provides differentiated value-added services that help its clients attract new customers, protect existing client relationships and increase the lifetime value of all customer relationships. The Company believes that its ability to provide both strategic and tactical solutions, supported by systems and technology, differentiates it in the highly fragmented marketing services industry.

Government Regulation

  Several industries in which the Company's clients operate are subject to varying degrees of governmental regulation, particularly the pharmaceutical, healthcare and telecommunications industries. Generally, compliance with these regulations is the responsibility of the Company's clients. However, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations.

  Pharmaceutical companies, in particular, and the healthcare industry, in general, are subject to significant federal and state regulation. The Company's handling and distribution of samples of pharmaceutical products are subject to regulation by its clients, the DEA, the FDA and other applicable federal, state and local laws and regulations, including the PDMA. Currently, the healthcare industry is monitoring potential passage of new regulations under the PDMA which would impose even stricter requirements in the areas of storage, inventory control and lot number tracking.

  In addition, the Company must comply with regulations promulgated by professional associations such as the AMA. The AMA has established ethical guidelines which govern receipts of gifts to physicians from health related entities, including any items received during peer-to-peer meetings and symposia sponsored by pharmaceutical companies.

  The pharmaceutical industry is also subject to federal regulation by the FDA. The Federal Food, Drug and Cosmetics Act regulates the approval, labeling, advertising, promotion, sales and distribution of drugs, which includes the distribution of product samples to physicians. The FDA also regulates all promotional activities involving prescription drugs. There can be no assurance that additional federal or state legislation regulating the pharmaceutical or healthcare industries would not limit the scope of the Company's product sampling services or significantly increase the cost of regulatory compliance.

  The Federal Communications Commission ("FCC") rules under the Federal Telephone Consumer Act of 1991, limit the hours during which telemarketers may call consumers and prohibit the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 ("TCFAPA") broadly authorizes the Federal Trade Commission ("FTC") to issue regulations prohibiting misrepresentation in telephone sales. In August 1995, the FTC issued regulations under the TCFAPA, which, among other things, require telemarketers to make certain disclosures when soliciting sales. The Company believes its operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, there can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company or its clients in the future or significantly increase the cost of regulatory compliance.

  Two bills recently introduced in Congress included provisions requiring parental consent to any sale of lists of minors. Though neither of these bills was reported out of committee, there can be no assurance that similar legislation will not be passed in the future at the federal or state level. Any substantial legal restriction on the use or sale of marketing lists could have a material adverse effect on the Company.

  One of the significant regulations of the FCC applicable to long distance carriers, such as Sprint, prohibits the unauthorized switching of subscribers' long distance carriers, known in the industry as "slamming." A fine of up to $100,000 may be imposed by the FCC for each instance of slamming. In order to prevent unauthorized switches, federal law requires that switches authorized over the telephone, such as through the Company's teleservices, be verified contemporaneously by a third party. The Company believes its procedures comply with this third-party verification requirement.

  Third-party verification generally is not required for switches obtained in person, such as those obtained by members of a direct field sales force. The Company's training and other procedures are designed to prevent unauthorized switching. However, as with any sales force, the Company cannot completely ensure that each employee will always follow the Company's mandated procedures. Accordingly, it is possible that employees may in some instances engage in unauthorized activities, including slamming. The Company investigates customer complaints reported to it by its telecommunications clients and reports the results to such clients. To the Company's knowledge, no FCC complaint has been brought against any of its clients as a result of the Company's services, although the Company believes that the FCC is examining the sales activities of long distance telecommunications providers, including the Company's clients, and the activities of outside vendors, such as the Company, used by such providers. If any complaints were brought, the Company's client might assert that such complaints constituted a breach of its agreement with the Company and, if material, seek to terminate the contract. Any termination by Sprint would be likely to have a material adverse effect on the Company. If such complaints resulted in fines being assessed against a client of the Company, the client could seek to recover such fines from the Company.

Employees

  As of December 31, 1998, the Company had approximately 1,400 employees. None of the Company's employees is represented by a labor union and the Company is not aware of any current activity to organize any of its employees. Management considers relations between the Company and its employees to be good.

Item 2.  Properties

  Access Worldwide's principal executive offices are located in Arlington, Virginia. The Company's segments operate in California, Florida, New York, New Jersey, Texas and Virginia.

                                                                      Approx.
     Location                      Principal Use                    Square Feet
 ---------------- -----------------------------------------------   -----------
 Arlington, VA    Corporate Offices                                     5,000
 Consumer and Business Services Segment:
 Arlington, VA    Customer Sales and Service Programs                  25,300
 Plano, TX        Customer Sales and Service Programs                  21,400
 Pharmaceutical Marketing Services Segment:
                  Physician and Pharmacy Tele-detailing;
 Boca Raton, FL   Patient/Customer Services                            34,500
 Lincoln Park, NJ Ethical Drug Sample and Literature Fulfillment,
                  Sales Force Productivity Systems                    120,000
 New York, NY     Medical Education Services                            7,000
 Market Research:
 Los Altos, CA    Market Research                                       4,088
 Los Angeles, CA  Market Research                                       1,395

Item 3. Legal Proceedings

  From time to time, the Company is party to certain claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1998.

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

(a) Market Information

  On February 13, 1998, the Company completed the initial public offering ("Offering") of its Common Stock at an initial public offering price of $12.00 per share. The Common Stock trades on the NASDAQ National Market ("Nasdaq") under the symbol "AWWC." The following table sets forth the high and low closing sale prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                                                   Market Prices
                                                                   -------------
      1998 Fiscal Quarters                                          High   Low
      --------------------                                         -------------
      First Quarter...............................................  16.00  10.88
      Second Quarter..............................................  16.38   8.13
      Third Quarter...............................................  10.13   3.00
      Fourth Quarter..............................................   9.75   2.63

(b) Holders

  The number of holders of Common Stock as of March 15, 1999 was approximately 1,750. The Company included individual participants in security position listings in calculating the number of holders.

(c) Dividends

  The Company did not pay cash dividends on its Common Stock during the year ended December 31, 1998 and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's Credit Facility prohibits the payment of cash dividends.

Recent Sales of Unregistered Securities

  1. Simultaneously with the consummation of the Company's Offering on February 13, 1998, Abbingdon Venture Partners Limited Partnership-II and Abbingdon Venture Partners Limited Partnership-III (collectively, the "Partnerships") (x) exchanged (a) 18,000 shares of 8% Cumulative Preferred Stock and (b) 18,000 shares of 8% Preferred Stock, Series 1997 and (y) converted $2.9 million of the principal amount of promissory notes due to the Partnerships for an aggregate of 65,000 shares of Preferred Stock, Series 1998 (the "1998 Preferred Stock"). The shares of 1998 Preferred Stock were issued exclusively at the time to existing security holders of the Company where no commission or other remuneration was paid and such issuance was therefore made in reliance on Section 3(a)(9) of the Securities Act of 1933 (the "Securities Act").

  2. On July 28, 1998, as part of the contingent payments due to the seller of certain assets of the TeleManagement Services business, which the Company acquired in January 1997, the Company issued an aggregate of 70,851 shares of Common Stock. Registration under the Securities Act of the Common Stock issued in this transaction was not required because such securities were issued in a transaction not involving any "public offering" within the meaning of Section 4(2) of the Securities Act, in reliance on Rule 506 under the Securities Act. In connection therewith, the Company has obtained a representation from the stockholder to the effect that it was an "accredited investor" as defined in Rule 501(a) under the Securities Act. In addition, there was no general solicitation or general advertising in connection with such issuance.

  3. On October 24, 1998, as part of the purchase price for all of the common stock of A M Medica, the Company issued 122,045 shares of Common Stock out of the treasury of the Company to the sole stockholder of A M Medica. Registration under the Securities Act of the Common Stock issued in this transaction was not required because such securities were issued in a transaction not involving any "public offering" within the meaning of Section 4(2) of the Securities Act, in reliance on Rule 506 under the Securities Act. In connection therewith, the Company has obtained a representation from the stockholder to the effect that she was an "accredited investor" as defined in Rule 501(a) under the Securities Act. In addition, there was no general solicitation or general advertising in connection with such issuance.

Item 6. Selected Financial Data (In Thousands Except for Per Share Data)

  The selected statement of operations data for the quarters ended March 31, June 30, and September 30, 1998 and 1997 have been derived from unaudited Financial Statements of the Company, included in Forms 10-Q filed by the Company. December 31, 1998 and 1997 statement of operations data have been derived from audited Financial Statements of the Company included elsewhere in this Report on Form 10-K. The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto of the Company, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                                Quarters Ended
                                 ---------------------------------------------
                                            June
                                 March 31,   30,    September 30, December 31,
                                   1998     1998        1998          1998
                                 --------- -------  ------------- ------------
Statements of Operations Data:
Revenues........................  $15,691  $15,325     $16,381      $25,837
Cost of revenues................    9,110    8,491       8,652       14,839
                                  -------  -------     -------      -------
Gross profit....................    6,581    6,834       7,729       10,998
Selling, general and
 administrative.................    4,804    4,678       5,551        6,550
Amortization expense............      400      309         368          654
                                  -------  -------     -------      -------
Income from operations..........    1,377    1,847       1,810        3,794
Interest (expense) income.......     (466)    (116)        117         (293)
Other income....................       --       --          --            4
                                  -------  -------     -------      -------
Income before income taxes......      911    1,731       1,927        3,505
Tax expense.....................      398      767         845        1,542
                                  -------  -------     -------      -------
Net income......................  $   513  $   964     $ 1,082      $ 1,963
                                  =======  =======     =======      =======
Earnings per share
  Basic.........................  $  0.07  $  0.11     $  0.12      $  0.22
                                  =======  =======     =======      =======
  Diluted.......................  $  0.07  $  0.11     $  0.12      $  0.21
                                  =======  =======     =======      =======
                                                Quarters Ended
                                 ---------------------------------------------
                                            June
                                 March 31,   30,    September 30, December 31,
                                   1997     1997        1997          1997
                                 --------- -------  ------------- ------------
Statements of Operations Data:
Revenues........................  $ 6,962  $ 8,063     $ 9,013      $12,615
Cost of revenues................    4,064    4,766       5,605        7,378
                                  -------  -------     -------      -------
Gross profit....................    2,898    3,297       3,408        5,237
Selling, general and
 administrative.................    1,392    1,910       2,029        3,578
Amortization expense............      209      147         191          354
                                  -------  -------     -------      -------
Income from operations..........    1,297    1,240       1,188        1,305
Interest (expense)..............     (577)    (507)       (393)        (851)
Other (expense) income..........     (300)    (156)        153            6
                                  -------  -------     -------      -------
Income before income taxes......      420      577         948          460
Tax expense.....................      241      253         447          240
                                  -------  -------     -------      -------
Net income......................  $   179  $   324     $   501      $   220
                                  =======  =======     =======      =======
Earnings per share
  Basic.........................  $  0.04  $  0.07     $  0.11      $  0.06
                                  =======  =======     =======      =======
  Diluted.......................  $  0.04  $  0.07     $  0.10      $  0.05
                                  =======  =======     =======      =======

  The selected statement of operations data and the selected balance sheet data have been derived from the audited Financial Statements of the Company. The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                     Five Months
                          Year Ended    Ended                  Years Ended December 31,
                           July 31,  December 31, ---------------------------------------------------
                             1994        1994         1995         1996         1997         1998
                          ---------- ------------ ------------ ------------ ------------ ------------
Statement of Operations
 Data:
Revenues................    $4,397      $2,728       $9,047      $16,286      $36,653      $73,234 (2)
Cost of revenues........     1,720       1,437        4,396        8,639       21,813        41,091
                            ------      ------       ------      -------      -------      --------
Gross profit............     2,677       1,291        4,651        7,647       14,840        32,143
Selling, general and
 administrative.........     2,715         807        4,540        7,754        9,810        23,315
                            ------      ------       ------      -------      -------      --------
Income (loss) from
 operations.............       (38)        484          111         (107)       5,030         8,828
Interest (expense)
 income.................        (3)         (2)          24         (101)      (2,327)         (759)
Other income (expense)..       --          --             5         (200)        (297)            4
                            ------      ------       ------      -------      -------      --------
Income (loss) before
 income taxes...........       (41)        482          140         (408)       2,406         8,073
Tax (expense)
 benefit(1).............       --          --           --            88       (1,181)       (3,552)
                            ------      ------       ------      -------      -------      --------
Net (loss) income.......    $  (41)     $  482       $  140      $  (320)     $ 1,225      $  4,521
                            ------      ------       ------      -------      -------      --------
Net income (loss) per
 common share
 -- basic(3)............                                         $ (0.07)     $  0.26      $   0.52
                                                                 =======      =======      ========
Net income (loss) per
 common share
 -- diluted(3)..........                                         $ (0.07)     $  0.26      $   0.51
                                                                 =======      =======      ========
                                                             As of
                          ---------------------------------------------------------------------------
                           July 31,  December 31, December 31, December 31, December 31, December 31,
                             1994        1994         1995         1996         1997         1998
                          ---------- ------------ ------------ ------------ ------------ ------------
Balance Sheet Data:
Current assets..........    $1,110      $  994       $2,463      $16,963      $12,384      $ 23,914
Total assets............     1,240       1,152        2,749       29,454       52,680       104,422
Current liabilities.....       996         429        2,159       16,757       17,336        21,945
Long-term debt, less
 current maturities.....        10           6          --        16,201       34,319        29,847
Mandatorily redeemable
 preferred stock........       --          --           --         1,800        3,888         6,500
Common stockholders'
 equity (deficit).......       234         717          590       (5,304)      (2,863)       46,130

--------
(1) In December 1996, the Company became a C Corporation for income tax purposes. Prior to that, the Company was an S Corporation.
(2) On October 24, 1998, the Company acquired all of the outstanding capital stock of A M Medica in a transaction accounted for as a purchase.
(3) The earnings per share information has been excluded for the years ended July 31, 1994 and December 31, 1995 and the five months ended December 31, 1994. Prior to the Recapitalization on December 6, 1996, the information is not meaningful.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with Selected Financial Data and the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

  Access Worldwide Communications, Inc., formerly known as CulturalAccessWorldwide, Inc. and /or CulturalAccess, is an outsourced marketing services company that assists more than 100 clients in the pharmaceutical, telecommunications, financial services and consumer products industries. The Company designs and delivers innovative, data-driven sales and marketing solutions that maximize clients' sales and profits. The Company has particular expertise in reaching key pharmaceutical audiences--physicians, pharmacists and patients--and targeted consumer groups. Access Worldwide's resources include proprietary databases of targeted consumers, physicians and pharmacies; strategic planning and market research services; medical education; medical meetings management; medical publications; inbound and outbound teleservices in 15 different languages; ETMS and DEA approved drug sample fulfillment and direct mail capabilities. Access Worldwide has over 1,400 employees and representatives in offices throughout the United States.

REVENUES

  The Company provides a variety of services for a diverse client base. The major forms of revenue collection and recognition are as follows:

  . The Company leases ETMS equipment to clients on a per salesperson basis. Revenues are recognized either under an operating or sales-type lease.

  . For customized or non-standard database projects, the Company bills either on a fixed fee or on a per item basis, and revenues are recognized upon delivery of data. Monthly or scheduled data services are billed and revenue recognized upon delivery of data.

  . For sampling and fulfillment activities, the Company bills and recognizes revenue on a per item basis.

  . For teleservices projects, the Company bills clients and recognizes revenue on one of the following bases: production hours, completed presentations, phone calls placed or received, and sales made per hour or a fixed monthly fee. Revenues are recognized as the services are completed.

  . For medical education and meeting programs, the Company generally bills and collects fixed project fees over the life of the project including a percentage of the total project cost at the execution of the work order. Revenues are recognized on the percentage of completion method.

  . For market research projects, the Company generally bills and collects fixed project fees in periodic installments over the life of the project including a percentage of the total project costs at the execution of a contract. Revenues are recognized on the percentage of completion method.

COST OF REVENUES

  Cost of revenues consists of expenses specifically associated with client service revenues. The cost of revenues includes salaries and benefits, commissions paid to sales personnel, purchased services for clients and telephone charges.

SELLING, GENERAL AND ADMINISTRATIVE

  Selling, general and administrative expenses include staff functions such as accounting, information technology and human resources, as well as expenses not directly linked to client service revenues, such as depreciation, amortization and rental expenses.

RESULTS OF OPERATIONS BY SEGMENT FOR 1998 AND 1997

  The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from the Company's statements of operations. See Note 18 of the Notes to the Company's Financial Statements for the definition of the segments. There can be no assurance that trends in operating results will continue in the future.

                                       Consumer            Pharmaceutical
                                ---------------------- -----------------------
                                 1997    1998   Change  1997    1998   Change
                                ------- ------- ------ ------- ------- -------
Statements of Operations Data
 in Thousands:
Revenues....................... $23,527 $30,033 $6,506 $12,349 $39,747 $27,398
Cost of revenues...............  14,648  17,654  3,006   6,811  21,916  15,105
                                ------- ------- ------ ------- ------- -------
Gross profit...................   8,879  12,379  3,500   5,538  17,831  12,293
Selling, general and
 administrative................   4,472   7,301  2,829   3,033   9,305   6,272
Amortization expense...........     333     339      6     539   1,309     770
                                ------- ------- ------ ------- ------- -------
Operating profit............... $ 4,074 $ 4,739 $  665 $ 1,966 $ 7,217 $ 5,251

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Revenues for the Company increased $36.6 million, or 99.8%, to $73.2 million for the year ended December 31, 1998, compared to $36.6 million for the year ended December 31, 1997. Revenues for the Consumer Segment increased $6.5 million, or 27.6%, to $30.0 million for the year ended December 31, 1998, compared to $23.5 million for the year ended December 31, 1997. The increase in the Consumer Segment is primarily the result of continued growth in the business with Sprint. Revenues for the Pharmaceutical Segment increased $27.4 million, or 222%, to $39.7 million for the year ended December 31, 1998, compared to $12.3 million, for the year ended December 31, 1997. The increase in revenues for the Pharmaceutical Segment is primarily the result of twelve months of revenues included in 1998 for Phoenix Marketing Group ("Phoenix") as compared to two months in 1997, and the acquisition of A M Medica in October 1998. Approximately $25.1 million of the $27.4 million increase in revenues for the Pharmaceutical Segment was the result of the acquisitions of Phoenix and A M Medica.

  Cost of revenues for the Company increased $19.3 million, or 88.4%, to $41.1 million for 1998, compared to $21.8 million in 1997. Cost of revenues as a percentage of revenues for the Company declined to 56.1% for 1998, from 59.5% for 1997. Cost of revenues as a percentage of revenues for the Consumer Segment declined to 58.8% for 1998, from 62.3% for 1997. The decrease was the result of better utilization of the Company's existing work force because of improved facilities and work practices changes. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for 1998 compared to 1997 did not materially change. However, a decrease of 4.8% resulted primarily due to reductions in the existing work force at the Florida telemarketing facility, and the decrease in the ratio of supervisory personnel to total telemarketers. The decrease of 4.8% was offset primarily by the acquisition of A M Medica.

  Selling, general and administrative expenses for the Company increased $12.7 million, or 142.3%, to $21.6 million for 1998, compared to $8.9 million for 1997. Selling, general and administrative expenses as a percentage of revenues increased to 29.5% for 1998, when compared to 24.3% for 1997. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment increased to 24.3% for 1998, from 19.0% for 1997. The increase was primarily the result of increases in personnel related costs needed to support the growth of this segment. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased slightly to 23.4% for 1998, compared to 24.6% for 1997. The acquisition of A M Medica resulted in a decrease of 5.7% in the selling, general and administrative expenses as a percentage of revenues. The decrease of 5.7% was partially offset by an increase in the selling, general and administrative expenses as a percentage of revenues due to the acquisition of the Company's sample fulfillment/sales productivity business, which has a different cost structure than the other businesses, and the expansion of the Florida telemarketing facility. Corporate expenses as a percentage of revenues increased to 4.6% in 1998, from 2.8% in 1997. The increase is due to the creation of the corporate infrastructure in the later part of 1997, needed to support the Company's future growth.

  Amortization expense for the Company increased $831,000, or 92.2%, to $1.7 million for 1998, from $901,000 for 1997. The Consumer Segment amortization expense did not materially increase from 1997 to 1998. Amortization expense for the Pharmaceutical Segment increased by approximately $770,000. Approximately

$416,000 of the increase is due to the acquisition of Phoenix that did not occur until October 1997. The acquisition of A M Medica in October 1998 resulted in additional amortization expense of approximately $287,000.

  Net interest expense for the Company decreased $1.6 million, to $759,000 for 1998 compared with interest expense of $2.3 million for 1997 as proceeds from the Offering were used to reduce borrowings.

  The income tax provision for the Company for 1998 increased to $3.6 million, from $1.2 for 1997. The increase is due primarily to the increase in pretax earnings, allowing the Company to benefit from an effective tax rate of 44% for 1998, as opposed to 48% for 1997.

RESULTS OF OPERATIONS BY SEGMENT FOR 1997 AND 1996

  The following table sets forth, for the periods indicated, certain statements of operations data for the Consumer Segment obtained from the Company's statements of operations. The table excludes the Pharmaceutical Segment since it was established in 1997 and did not exist in 1996. See Note 18 of the Company's Financial Statements for the definition of the segments. There can be no assurance that trends in operating results will continue in the future.

                                                              Consumer
                                                       -----------------------
                                                        1996     1997   Change
                                                       -------  ------- ------
Statements of Operations Data in Thousands:
Revenues.............................................. $16,286  $23,527 $7,241
Cost of revenues......................................   8,640   14,648  6,008
                                                       -------  ------- ------
Gross profit..........................................   7,646    8,879  1,233
Selling, general and administrative...................   7,727    4,472 (3,255)
Amortization expense..................................      27      333    306
                                                       -------  ------- ------
Operating (loss) profit............................... $  (108) $ 4,074 $4,182
                                                       =======  ======= ======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues for the Company increased $20.4 million, or 125.1%, from $16.3 million for the year ended December 31, 1996 to $36.7 million for the year ended December 31, 1997. Revenues for the Consumer Segment increased $7.2 million, or 44.5%, from $16.3 million for 1996 to $23.5 million in 1997. The increase was primarily the result of continued growth in the demand for services from existing clients for whom the Company markets long distance services to residential customers in certain multicultural groups. The Pharmaceutical Segment was established during 1997 with the acquisitions of Telemanagement Services, Inc. ("TMS") and Phoenix. The revenues contributed by this Segment during 1997 were approximately $12.3 million.

  Cost of revenues for the Company increased $13.2 million, or 152.5%, from $8.6 million in 1996 to $21.8 million in 1997. Cost of revenues as a percentage of revenues increased from 53.0% for 1996 to 59.5% for 1997. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 62.3% in 1997, from 53.1% in 1996. This increase was primarily due to the addition of new and temporary employees to support the Company's expanded programs. In addition, short lead times on new projects required the Company to utilize overtime and higher-priced contract labor to complement existing personnel. The Pharmaceutical Segment cost of revenues as a percentage of revenues for 1997 was approximately 55.1%. The establishment of this Segment resulted in a decrease in the cost of revenues as a percentage of revenues for the Company of approximately 2.2%.

  Selling, general and administrative expenses for the Company increased $2.1 million, or 26.5%, from $7.8 million for 1996 to $9.8 million for 1997. Selling, general and administrative expenses as a percentage of revenues decreased from 47.6% for 1996 to 26.8% for 1997. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased from 47.6% for 1996, to 20.4% for 1997. Prior to the Recapitalization (see Note 2 of Notes to the Company's Financial Statements), many of the services used by the Consumer Segment, were provided by related-party companies. The Company has since entered into new contracts that have reduced the costs of such services.

  Interest expense increased to $2.3 million for 1997, compared with interest expense of $101,000 for 1996, primarily due to interest expense related to certain indebtedness incurred to finance the Recapitalization (see Note 2 of Notes to the Company's Financial Statements) and the acquisitions of TMS, Cultural Access Group ("CAG"), and Phoenix.

  Income tax expense for 1997 was $1.2 million. Prior to December 31, 1996, the Company had elected to be subject to taxation under Subchapter S of the Internal Revenue Code of 1986, as amended, and, therefore, no federal income tax expense was recorded for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1998, the Company had working capital of $2.0 million, an increase of $7.0 million from ($5.0) million at December 31, 1997. As described below, substantially all of the Company's working capital resulted from the completion of its Offering in February 1998. The Company's primary resources of liquidity consist of cash and cash equivalents, and accounts receivable.

  Net cash provided by operating activities during 1998 was $5.5 million, compared to $2.4 provided by operating activities during 1997. Accounts receivable increased by $11.9 million to $20.0 million for 1998, compared to $8.1 million for 1997. The increase in accounts receivable is primarily the result of the increase in sales and the acquisition of A M Medica's accounts receivable of $7.0 million. The Company's accounts receivable turnover averaged 57 days for the year ended December 31, 1998, compared to 58 days for the year ended December 31, 1997. Accounts payable and accrued expenses as of December 31, 1998, increased to $11.8 million, compared to $2.8 million as of December 31, 1997. The increase in accounts payable and accrued expenses is primarily related to the A M Medica acquisition. A M Medica's accounts payable and accrued expenses at December 31, 1998 were approximately $7.6 million.

  Net cash used in investing activities for 1998 was $42.6 million, compared to $6.8 million in 1997. Cash of approximately $5.7 million was used for the expansion of the Company's facilities, and for upgrading computer and telephone systems. During 1998, the Company used approximately $33.2 million for the acquisition of A M Medica. In addition, the Company recorded approximately $3.7 million of additional purchase price due to former owners of acquired businesses because specified financial criteria indicated in the purchase agreements were attained during 1998.

  Net cash provided by financing activities was $36.9 million for 1998, compared to $6.1 million in 1997. During 1998, the Company raised additional capital of $44.6 million in the Offering. Approximately $36.4 million of the proceeds was used to retire long term related party debt. In addition, the Company drew approximately $25.6 million against the prior Credit Facility (as defined in Note 8 of the Notes to the Company's Financial Statements) established in January, 1998. Approximately $22.0 million of the $25.6 million draw was used to finance the acquisition of A M Medica, and the remainder was used to finance the expansion of the facilities and fund working capital.

  The Company expects to meet its short term liquidity requirements through net cash provided by operations and borrowing under the new Credit Facility (as defined in Note 20 of the Notes to the Company's Financial Statements) entered into on March 12, 1999. Management believes that these sources of cash will be sufficient to meet the Company's operating needs and planned capital expenditures for at least the next twelve months.

MARKET RISK

  Access Worldwide is exposed to certain market risks arising from transactions that are entered into in the normal course of business or from acquisitions made. The primary market risk to which the Company is exposed is interest rate changes. The Company's objective in managing its exposure to interest rate changes is to limit the impact of these changes on earnings and cash flow. The Company manages interest rate exposure through the debt to equity ratio required by the loan covenants in its credit agreements and its ability to convert interest rate from the banks Base Rate to the Eurodollar rate (see Notes 8 and 20 of Notes to the Company's Financial Statements). A 10% increase in interest rates would affect the Company's debt obligations and reduce future earnings by approximately $167,000. However, a 10% reduction in interest rates would increase the future earnings by approximately the same amount.

YEAR 2000 ISSUE

  As a rapidly growing outsourced marketing service company, the Company is dependent on computer systems and applications to conduct its business. Some computer systems and applications include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

  The Company has developed and is currently executing a comprehensive risk-based plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) identification,
(ii) assessment, (iii) remediation, and (iv) testing.

  The Company has completed the process of identifying all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company is currently in the process of the assessment and remediation stages of modifying, upgrading, and replacing major systems that have been identified as adversely affected, and expects to complete this process before the end of the second quarter of 1999. The testing stage is projected to be completed by the third quarter of 1999.

  In addition to computers and related systems, the operation of office equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the Year 2000 Problem. The Company continues to assess the potential effects of, and cost of remediating, the Year 2000 Problem on its office equipment.

  The Company has incurred costs to date of $98,000 and estimates the total cost of any required modifications, upgrades, or replacements of its internal systems to be $200,000. While the estimated cost of these efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The estimated cost will be monitored and will be revised as additional information becomes available.

  The Company is communicating with its major clients and suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Problems. There can be no assurance that these clients and suppliers will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these clients and suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

  The Company is developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by second quarter 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     None.

Item 8.Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                            Page
                                                                            ----
     Report of Independent Accountants.....................................  19
     Balance Sheets........................................................  20
     Statements of Operations..............................................  21
     Statements of Changes in Common Stockholders' Equity (Deficit)........  22
     Statements of Cash Flows..............................................  23
     Notes to Financial Statements.........................................  24

                       Report of Independent Accountants
To the Board of Directors and Stockholders of Access Worldwide Communications, Inc.

  In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page 41 present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PriceWaterhouseCoopers LLP
Philadelphia, PA
February 24, 1999

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                 BALANCE SHEETS
                  (See Note 1 regarding Basis of Presentation)

                               As of December 31,

                                                          1998         1997
                                                          ----         ----
ASSETS
Current assets:
 Cash and cash equivalents..........................  $  1,912,219  $ 2,014,711
 Accounts receivable, net of allowance for doubtful
  accounts of
  $184,801, and $279,935, respectively..............    20,046,495    8,077,462
 Deferred issuance costs............................            --    1,350,594
 Other assets.......................................     1,955,322      941,686
                                                      ------------  -----------
 Total current assets...............................    23,914,036   12,384,453
 Property and equipment, net........................     8,565,188    4,171,806
 Other assets.......................................       917,197      265,110
 Intangible assets, net.............................    71,025,795   35,858,750
                                                      ------------  -----------
 Total assets.......................................  $104,422,216  $52,680,119
                                                      ============  ===========
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
 AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Amount due on line of credit facility..............  $         --  $ 5,810,000
 Current portion of indebtedness....................        63,431       69,940
 Current portion of indebtedness--related parties...     2,421,770    3,203,819
 Accounts payable and accrued expenses..............    11,787,231    2,831,463
 Accrued interest and other related party expenses..     3,623,293    2,974,661
 Accrued salaries, wages and related benefits.......     2,007,827    1,308,446
 Due to related parties.............................        42,303      471,925
 Deferred revenue...................................     1,998,486      666,082
                                                      ------------  -----------
 Total current liabilities..........................    21,944,341   17,336,336
 Long-term portion of indebtedness..................    25,609,170       80,013
 Long-term portion of indebtedness--related
  parties...........................................     4,238,310   34,238,666
 Mandatorily redeemable preferred stock, $.01 par
  value: 8%
 cumulative as of February 10, 1998 and December 31,
  1997,
 respectively, 2,000,000 shares authorized, 65,000
  shares and
 36,000 shares issued and outstanding,
  respectively......................................     6,500,000    3,888,000
                                                      ------------  -----------
 Total liabilities and mandatorily redeemable
  preferred stock...................................    58,291,821   55,543,015
                                                      ------------  -----------
Commitments and contingencies (Notes 9 and 16)
Common stockholders' equity (deficit):
 Common stock, $.01 par value: voting: 20,000,000
  shares
  authorized; 9,043,185 and 4,264,000 shares issued,
  at December 31,
  1998 and 1997, respectively; 9,027,730 and
  4,261,500 shares outstanding at December 31, 1998
  and 1997, respectively............................        90,432       42,640
 Common stock, $.01 par value: non-voting: 500,000
  shares authorized, issued and outstanding ........            --        5,000
 Additional paid-in capital.........................    58,490,848   14,013,092
 Accumulated deficit................................   (12,392,763) (16,913,595)
 Less: cost of treasury stock 15,455 and 2,500
  shares, respectively..............................       (52,530)        (143)
 Deferred compensation..............................        (5,592)      (9,890)
                                                      ------------  -----------
 Total common stockholders' equity (deficit)........    46,130,395   (2,862,896)
                                                      ------------  -----------
 Total liabilities, mandatorily redeemable preferred
  stock and
  common stockholders' equity (deficit).............  $104,422,216  $52,680,119
                                                      ============  ===========

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS
                  (See Note 1 regarding Basis of Presentation)

                        For the Years Ended December 31,

                                            1998         1997         1996
                                            ----         ----         ----
Revenues................................ $73,234,285  $36,652,889  $16,286,280
Cost of revenues (exclusive of
 depreciation)..........................  41,091,313   21,812,960    8,639,578
                                         -----------  -----------  -----------
 Gross profit...........................  32,142,972   14,839,929    7,646,702
Selling, general and
 administrative expenses (selling,
 general and administrative expenses to
 related parties are $1,020,702,
 $258,665, and $2,196,094,
 respectively)..........................  21,583,716    8,909,475    7,727,072
Amortization expense....................   1,731,372      900,696       27,055
                                         -----------  -----------  -----------
 Income (loss) from operations..........   8,827,884    5,029,758     (107,425)
Interest income.........................     193,985      113,204           --
Interest expense-related party..........    (569,538)  (1,999,009)    (100,733)
Interest expense........................    (382,953)    (440,453)          --
Other expense-related party.............          --     (301,841)          --
Other income (expense)..................       3,537        4,757     (200,322)
                                         -----------  -----------  -----------
 Income (loss) before income taxes......   8,072,915    2,406,416     (408,480)
Income tax (expense) benefit............  (3,552,083)  (1,181,484)      87,533
                                         -----------  -----------  -----------
 Net income (loss)...................... $ 4,520,832  $ 1,224,932  $  (320,947)
                                         ===========  ===========  ===========
Earnings (loss) per share of common
 stock
 Basic.................................. $      0.52  $      0.26  $     (0.07)
                                         ===========  ===========  ===========
 Diluted................................ $      0.51  $      0.26  $     (0.07)
                                         ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.
         STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                  (See Note 1 regarding Basis of Presentation)
             For the Years Ended December 31, 1996, 1997 and 1998.

                             Common Stock      Additional
                          -------------------    Paid-in     Treasury     Retained Earnings/     Deferred
                            Shares    Amount     Capital       Stock     Accumulated (Deficit) Compensation    Total
                          ----------  -------  -----------  -----------  --------------------- ------------ -----------
Balance, December 31,
1995....................       2,000  $ 2,000  $   217,000  $        --      $    370,820        $    --    $   589,820
Stock split effective
December 6, 1996........   4,298,000   41,000      (41,000)          --                --             --             --
Merger of TelAc, Inc and
Telephone Access, Inc...          --       --   11,170,882           --                --             --     11,170,882
Assumption of net
liabilities by Former
Principal
Stockholders............          --       --      936,500           --                --             --        936,500
Sale of common stock to
management..............     130,000    1,300        6,110           --                --             --          7,410
Sale of common stock to
Investors...............   3,500,000   35,000      277,000           --                --             --        312,000
Purchase of common
shares..................          --       --           --  (18,000,000)               --             --    (18,000,000)
Retirement of treasury
stock...................  (3,500,000) (35,000)    (147,420)  18,000,000       (17,817,580)            --             --
Revocation of S
Corporation status......          --       --      370,820           --          (370,820)            --             --
Net loss for the year
ended December 31,
1996....................          --       --          --            --          (320,947)            --       (320,947)
                          ----------  -------  -----------  -----------      ------------        -------    -----------
Balance, December 31,
1996....................   4,430,000   44,300   12,789,892           --       (18,138,527)            --     (5,304,335)
Sale of common stock to
management..............     234,000    2,340       25,588           --                --         (9,890)        18,038
Purchase of TMS by TLM
(Note 1)................          --       --      164,500           --                --             --        164,500
Purchase of common
stock...................          --       --          --          (143)               --             --           (143)
Merger of TLM and Access
Worldwide (Note 1)......     100,000    1,000    1,033,112           --                --             --      1,034,112
Net income for the year
ended December 31,
1997....................          --       --          --            --         1,224,932             --      1,224,932
                          ----------  -------  -----------  -----------      ------------        -------    -----------
Balance, December 31,
1997....................   4,764,000   47,640  $14,013,092         (143)      (16,913,595)        (9,890)    (2,862,896)
Common stock issued at
Offering................   4,000,000   40,000   41,335,532           --                --             --     41,375,532
Convertible promissory
note converted to common
stock...................     208,334    2,083    2,497,917           --                --             --      2,500,000
Contingent payments made
in the form of common
stock...................      70,851      709      694,347           --                --             --        695,056
Purchase of common
stock...................          --       --           --     (602,812)               --             --       (602,812)
Issuance of treasury
stock...................          --       --      (50,040)     550,425                --             --        500,385
Amortization of deferred
compensation............          --       --           --           --                --          4,298          4,298
Net income for the year
ended December 31,1998..          --       --           --           --         4,520,832             --      4,520,832
                          ----------  -------  -----------  -----------      ------------        -------    -----------
Balance, December 31,
1998....................   9,043,185  $90,432  $58,490,848  $   (52,530)     $(12,392,763)       $(5,592)   $46,130,395
                          ==========  =======  ===========  ===========      ============        =======    ===========


   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS
                  (See Note 1 regarding Basis of Presentation)

                        For the Years Ended December 31,

                                          1998          1997          1996
                                       -----------  ------------  ------------
Cash flows from operating activities
 Net income (loss)...................  $ 4,520,832  $  1,224,932  $   (320,947)
 Adjustments to reconcile net income
  (loss)
  to net cash provided by operating
  activities:
 Depreciation and amortization.......    3,131,788     1,330,159       184,056
 Deferred tax provision..............     (740,979)       92,115       (87,533)
 Interest expense on mandatorily
  redeemable
  preferred stock....................       46,142       288,000            --
 Loss on disposition of property.....           --            --       200,238
 Changes in operating assets and
  liabilities,
  excluding effects from
  acquisitions:
  Accounts receivable................  (12,105,461)   (2,088,329)   (2,351,438)
 Due to related parties and
  affiliates.........................     (407,411)    1,603,990       288,438
 Other assets........................   (1,830,700)     (865,375)      186,596
 Accounts payable and accrued
  expenses...........................   11,459,644       315,949     2,573,539
 Deferred revenue....................    1,467,635       496,244            --
                                       -----------  ------------  ------------
  Net cash provided by operating
   activities........................    5,541,490     2,397,685       672,949
                                       -----------  ------------  ------------
Cash flows from investing activities:
 Additions to property and equipment,
  net................................   (5,672,131)   (1,545,518)   (1,045,073)
 (Funding) use of letter of credit...           --    15,000,000   (15,000,000)
 Business acquisitions, net of cash
  acquired...........................  (36,904,338)  (20,238,495)      (60,000)
                                       -----------  ------------  ------------
  Net cash used in investing
   activities........................  (42,576,469)   (6,784,013)  (16,105,073)
                                       -----------  ------------  ------------
Cash flows from financing activities:
 Deferred stock issuance and debt
  issuance costs.....................   (2,128,191)     (892,211)           --
 Payments on capital lease...........      (74,109)    (220,494)        (6,186)
 Proceeds from notes payable.........   11,000,000    15,446,248    13,021,000
 Distribution to former principal
  stockholders.......................           --            --      (175,000)
 Proceeds from sale of common and
  preferred stock....................   45,135,802     1,999,500     2,119,410
 Net borrowings under line of credit
  facility...........................   19,986,952     5,810,000            --
 Repayment of related party debt.....  (36,385,155)  (16,042,248)           --
 Purchase of common shares...........     (602,812)         (143)           --
                                       -----------  ------------  ------------
  Net cash provided by financing
   activities........................   36,932,487     6,100,652    14,959,224
                                       -----------  ------------  ------------
  Net (decrease) increase in cash....     (102,492)    1,714,324      (472,900)
 Cash and cash equivalents, beginning
  of period..........................    2,014,711       300,387       773,287
                                       -----------  ------------  ------------
 Cash and cash equivalents, end of
  period.............................  $ 1,912,219  $  2,014,711  $    300,387
                                       ===========  ============  ============
 Supplemental disclosure of cash flow
  information:
 Cash paid during the period for:
  Interest...........................  $ 1,903,931  $    651,822  $      8,335
                                       ===========  ============  ============
  Income taxes.......................  $ 2,438,299  $  1,296,000  $         --
                                       ===========  ============  ============


   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Business Description and Significant Accounting Policies

Business Description

  Access Worldwide Communications, Inc. ("Access Worldwide" or the "Company"), formerly known as CulturalAccessWorldwide, Inc. and /or CulturalAccess, is an outsourced marketing services company that assists more than 100 clients in the pharmaceutical, telecommunications, financial services and consumer products industries. The Company designs and delivers innovative, data-driven sales and marketing solutions that maximize clients' sales and profits. The Company has particular expertise in reaching key pharmaceutical audiences-- physicians, pharmacists and patients--and targeted consumer groups. Access Worldwide's resources include proprietary databases of targeted consumers, physicians and pharmacists; strategic planning and market research services; medical education; medical meetings management; medical publications; inbound and outbound teleservices in 15 different languages; ETMS; and DEA approved drug sample fulfillment and direct mail capabilities. Access Worldwide has over 1,400 employees and representatives in offices throughout the United States.

Basis of Presentation

  The financial statements present the financial position and results of operations of Access Worldwide Communications, Inc. and its subsidiaries. Access Worldwide (formerly Telephone Access, Inc.), was incorporated in Delaware in 1983, and operates in Arlington, Virginia. Access Worldwide was formed and was wholly owned by several individuals (the "Former Principal Stockholders"). In addition, certain of the Former Principal Stockholders formed and owned the majority of another corporation, TelAc, Inc., which operated in Dallas, Texas. On December 6, 1996, the Company and TelAc, Inc. were merged. The merger was effected through a one-for-one share exchange, with the stockholders of TelAc, Inc. receiving one Access Worldwide share for every TelAc, Inc. share. The fair value of the consideration paid was based on the fair value of shares of Access Worldwide, which was determined based on the price being paid by third parties, at the time, to acquire shares of Access Worldwide. The merger was accounted for using the purchase method of accounting. TelAc, Inc. is included on a combined basis with the Company from the date of its inception (July 1995) through December 6, 1996 due to common ownership, common management and the integrated nature of business activities/operations. All intercompany operations have been eliminated in the Company's combined financial statements.

  On December 6, 1996, the Company was recapitalized. The recapitalization (the "Recapitalization") was effected by (i) the Company's issuance of common and preferred shares to a group of investors, previously unaffiliated with the Company (the "Investors"), for $2,100,000; (ii) the Company's issuance of common shares to the then current management of the Company for $7,410; (iii) the Company's borrowing of $13,000,000 from the Investors; and (iv) the purchase and cancellation of common shares from the individuals owning common shares before the Recapitalization (the Former Principal Stockholders) for $18,000,000. After the Recapitalization, the Former Principal Stockholders of the Company retained 18% of the outstanding common shares. See Note 2 for a more complete description of these transactions.

  On January 1, 1997, TLM Holdings Corp. ("TLM"), an inactive corporation with no assets, liabilities or operations, was formed by the Investors to purchase, through a subsidiary, certain assets and assume certain liabilities of TeleManagement Services, Inc. ("TMS") for $7.8 million. In connection with the initial capitalization of TLM, the Investors purchased (a) 3,500,000 shares of common stock of TLM for an aggregate purchase price of $199,500 and (b) 18,000 shares of mandatorily redeemable preferred stock of TLM for an aggregate purchase price of $1,800,000. Since Access Worldwide and TLM were commonly controlled companies effective with the acquisition on January 1, 1997, the financial statements as of and for the year ended December 31, 1997 are presented on a combined basis. All intercompany transactions and balances have been eliminated.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

1. Business Description And Significant Accounting Policies -- (Continued)

  On October 21, 1997, the Investors merged their interests in Access Worldwide and TLM. As part of the merger, the Investors made a capital contribution to the Company of the 3,500,000 shares of TLM common stock which the Investors held. In addition, the 18,000 shares of TLM mandatorily redeemable preferred stock held by the Investors were converted into 18,000 shares of Access Worldwide mandatorily redeemable preferred stock. The remaining TLM stockholders received a one-for-one share exchange of 100,000 shares of TLM voting common stock for Access Worldwide voting common stock. The merger of commonly controlled interests, was accounted for using the historical costs of the respective businesses in a manner similar to a pooling of interests. The acquisition of the minority interest in TLM was accounted for using the purchase method.

  Based on the merger of commonly controlled interests, the Company's financial statements as of December 31, 1998 have been consolidated and all intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

  All highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents.

Deferred Revenues and Issuance Costs

  Deferred revenues represent customer deposits for services that have been contracted for but have not been fully performed. Deferred issuance costs are costs incurred directly related to the Company's initial public offering, which occurred on February 13, 1998, and were netted against the proceeds received.

Property and Equipment

  Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the remaining term of the facilities' lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the period. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for major renewals that extends the useful lives are capitalized.

Computer Software

  The Company has developed certain computer software and technically derived procedures intended to maximize the quality and efficiency of its services. Costs of purchased internal-use computer and telephone software are capitalized and costs of internally developed internal-use computer software are expensed as incurred.

Intangible Assets

  Assets and liabilities acquired in connection with business combinations are accounted for under the purchase method of accounting and are recorded at their respective fair values. The excess of the purchase price over the fair value of net assets acquired consists of noncompete agreements, customer lists, assembled workforce and goodwill (the intangible assets). The intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to thirty-five years. The Company reviews the recoverability of its long-lived assets, including intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

1. Business Description and Significant Accounting Policies -- (Continued)

Treasury Stock

  The Company's treasury stock was accounted for using the cost basis method of accounting.

  On September 10, 1998, the Board of Directors approved a 300,000 common stock buyback program. At December 31, 1998, the Company had 165,000 shares of common stock left to be repurchased under this program.

Revenue Recognition

  Revenues received from database analysis, strategic planning, tele-sales/services, direct mail, sales force support systems, sales territory management and product sampling, fulfillment and medical education services are recognized when the services are rendered. Revenues received from market research and contract services are recognized using the percentage of completion method as services are delivered. Expenses related to marketing and contract services are recognized on the accrual basis of accounting. Revenues received from medical education and medical meetings management services are recognized using the percentage of completion method as milestones are achieved. Expenses related to medical education and medical meetings management services are recognized using standard cost accounting. The Company does not require collateral or other security to support credit sales.

Income Taxes

  Beginning August 1, 1994 and through December 7, 1996, the Company elected to be taxed as an S Corporation for Federal and State income tax purposes. As a result, the stockholders paid taxes on their respective shares of taxable income, even if such income was not distributed. Accordingly, no taxes or income tax provision has been recorded for the period ended December 6, 1996 (see Note 7).

  Effective December 7, 1996, the Company discontinued its election to be treated as an S Corporation and elected to be treated as a C Corporation. The Company began to account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Accordingly, deferred tax assets and liabilities are recognized at applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis.

Earnings Per Share

  Earnings per share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding.

Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("FASB Statement No. 123") encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for its stock-based compensation plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and its related Interpretations.

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

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

1. Business Description and Significant Accounting Policies -- (Continued)

Reclassifications

  Certain reclassifications have been made to the December 31, 1997 and 1996 financial statements to conform to the December 31, 1998 presentation.

2. Leveraged Recapitalization

  On December 6, 1996, the Company consummated a leveraged Recapitalization pursuant to the Recapitalization and Investment Agreement (the "Agreement"), with the Company, the Former Principal Stockholders and the Investors. The principal elements of the Recapitalization included the following:

  . Amendments to the certificate of incorporation to provide that the authorized capital consists of 1,000,000 shares of $.01 par value preferred stock of which 18,000 shares shall be designated as cumulative mandatorily redeemable preferred stock; 19,500,000 shares of $.01 par value voting common stock; and 500,000 shares of $.01 par value non-voting common stock.

  . The 2,000 shares of voting common stock held by the Former Principal Stockholders were split at a rate of 2,150 shares for each share held which resulted in 4,300,000 voting common shares issued and outstanding.

  . The sale of newly issued shares of common stock (3,000,000 shares of voting stock and 500,000 shares of non-voting stock) and preferred stock (18,000 shares of 8% cumulative redeemable stock) for cash of $2,000,000 to the Investors. In addition, the Investors contributed $112,000 to the Company.

  . The borrowing of $13,000,000 in 8% subordinated promissory notes from the Investors.

  . The repurchase and cancellation of 3,500,000 shares of voting common stock (out of 4,300,000 voting common shares) from the Former Principal Stockholders for $15,000,000 promissory notes due January 2, 1997 and $3,000,000 in 6% convertible subordinated notes. The Company collateralized the promissory notes with an irrevocable letter of credit and fully funded the letter of credit on December 6, 1996. The $15,000,000 was paid to the Former Principal Stockholders on January 2, 1997.

3. Purchase Business Combinations

1997

  Effective January 1, 1997, the Investors formed an inactive corporation, TLM, to purchase, through a subsidiary, certain assets and to assume certain liabilities of TMS. (See Note 1)

  Effective October 1, 1997, the Company purchased all the outstanding and issued shares of Hispanic Market Connections, Inc. (subsequently renamed Cultural Access Group ("CAG")), a California company. The purchase price was $1,500,000 in cash, $240,000 in the form of a 6.5% subordinated promissory note, and specified contingent payments based on certain net revenues and pre-tax earnings goals over the three full calendar year periods subsequent to the date of acquisition. The cash portion of this purchase was funded by debt financing provided by the Investors.

  On October 21, 1997, the Investors merged their interests in Access Worldwide and TLM. The acquisition of the 3% minority interest in TLM was accounted for using the purchase method of accounting. The fair value of the consideration paid was based on the fair value of shares of Access Worldwide at that time.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

3. Purchase Business Combinations -- (Continued)

  Effective November 1, 1997, the Company purchased assets and liabilities of Phoenix Marketing Group, Inc. ("Phoenix"), a New Jersey company. The purchase price was $10,000,000 in cash (including an assumption of $1,000,000 in debt), a $2,500,000 redeemable note at 6.0% interest, a $2,500,000 convertible note at 6.0% interest automatically convertible into 208,334 shares of common stock at the closing of the Company's initial public offering (see Note 4), and specified contingent payments based on certain net revenues and pre-tax earnings goals over the three full calendar year periods subsequent to the date of acquisition. The cash portion of this purchase was funded by debt financing provided by the Investors.

1998

  Effective October 1, 1998, Access Worldwide acquired all the outstanding capital stock of A M Medica Communications, Ltd. ("A M Medica"), a New York company. The purchase price was $22,512,700 in cash, 122,045 shares of the Company's common stock, and a three year 6.5% subordinated promissory note in the principal amount of $5,500,000. The purchase price also includes certain future contingent payments of cash and shares of the Company's common stock dependent on the achievement of certain financial goals by A M Medica. The ultimate amount of cash to be paid and the ultimate number of shares of common stock to be issued cannot be determined until the earn-out periods terminate and achievement of criteria is established.

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

  Information with respect to businesses acquired in purchase transactions is as follows:

                                                       For the      For the
                                                      Year Ended   Year Ended
                                                     December 31, December 31,
                                                         1998         1997
                                                     ------------ ------------
Fair value of consideration......................... $        --  $ 1,100,000
Cash paid (net of cash acquired)....................  22,512,700   21,276,183
Stock issued........................................     500,000           --
Notes issued........................................   5,500,000    6,540,000
Liabilities assumed.................................   9,794,042    3,992,522
                                                     -----------  -----------
                                                      38,306,742   32,908,705
Fair value of tangible assets acquired..............  10,140,715    7,513,086
                                                     -----------  -----------
Cost in excess of fair value of tangible assets
 acquired........................................... $28,166,027  $25,395,619
                                                     ===========  ===========

  Certain purchase agreements require additional payments if certain financial goals are achieved. Of the aggregated amounts payable under these agreements, 70,851 shares of the Company's common stock, valued at $695,056 and $695,056 in cash was paid during 1998. As of December 31, 1998, the Company accrued $8,474,698 as additional payments in accordance with the above purchase agreements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

3. Purchase Business Combinations -- (Continued)

                                                            December 31,
                                           Useful Life ------------------------
                                            In Years      1998         1997
                                           ----------- -----------  -----------
   Goodwill..............................      35      $69,335,377  $33,758,710
   Customer lists........................       5        2,009,494    1,153,200
   Assembled workforce...................       3        1,471,844      721,391
   Noncompete agreements.................       7          874,034    1,153,200
                                                       -----------  -----------
                                                        73,690,749   36,786,501
   Less: Accumulated amortization........               (2,664,954)    (927,751)
                                                       -----------  -----------
   Intangible assets, net................              $71,025,795  $35,858,750
                                                       ===========  ===========

  The unaudited results of operations on a pro forma basis as if each of the acquisitions had been made as of the beginning of the year is as follows:

                                                         Years Ended December
                                                                  31,
                                                           1998        1997
                                                        ----------- -----------
                                                        (Unaudited) (Unaudited)
Revenues............................................... $92,238,844 $66,579,642
Income from operations.................................  11,708,370   8,024,007
Net income.............................................   5,304,201   1,678,401
Earnings per share of common stock
 Basic.................................................       $0.61       $0.34
 Diluted...............................................       $0.59       $0.34

4. Initial Public Offering

  On February 13, 1998, the Company's initial public offering (the "Offering") of 4,000,000 shares of common stock became effective. The proceeds received from the initial public offering were used to retire the following long term debt and associated accrued interest which was outstanding as of December 31, 1997:

   8% subordinated promissory notes due to the Investors on
    December 1, 2006..............................................  $13,021,000
   8% subordinated promissory notes due to the Investors on
    January 15, 2007 .............................................    6,500,000
   6% convertible subordinated promissory notes due to the Former
    Principal Stockholders on December 1, 2000....................    3,000,000
   6% subordinated promissory note due to the former stockholders
    of Phoenix....................................................    2,500,000
   8% subordinated promissory note due to the Investors on October
    15, 2007 .....................................................   13,546,000
   Uncommitted line of credit facility............................    1,490,000
   Unpaid interest due............................................    2,032,000

  Also, in conjunction with the Offering, the following occurred: (i) the 6% convertible subordinated promissory note due to the former stockholders of Phoenix for $2,500,000 was converted into 208,334 shares of common stock; (ii) the Company's 36,000 shares of series 1996 preferred stock were converted into Series 1998 preferred stock with terms as follows: $0.01 par value; 65,000 shares authorized, dividends payable per share in cash and non cash distributions equal to the product of (x) 8.33 and (y) any per share dividends and distributions paid on shares of common stock; mandatorily redeemable by the Company at a price of $100 per share upon any other public offering, a change in control, or the Company's achievement of net income of $10 million over any four consecutive quarters; (iii) $2,900,000 of 8% subordinated promissory notes due to the Investors on December 1, 2006 was converted into 29,000 shares of series 1998 preferred stock; (iv) the Company paid $299,000 in accrued interest on the series 1996 preferred stock and (v) the 500,000 shares of non-voting common stock were converted into 500,000 shares of voting common stock on a share-for-share basis.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

5. Property and Equipment

  Property and equipment are carried at cost less accumulated depreciation and consist of the following:

                                                             December 31,
                                           Useful Life  -----------------------
                                            In Years       1998         1997
                                          ------------- -----------  ----------
   Furniture and fixtures...............        7       $ 1,640,792  $  894,793
   Telephone and office equipment.......        7         3,353,205   1,103,624
   Computer equipment...................       3-5        3,471,321   2,125,299
   Leasehold improvements. .............  Life of lease   2,004,692     630,268
                                                        -----------  ----------
                                                         10,470,010   4,753,984
   Less: Accumulated depreciation.......                 (1,904,822)   (582,178)
                                                        -----------  ----------
   Property and equipment, net..........                $ 8,565,188  $4,171,806
                                                        ===========  ==========

  Depreciation expense (including property and equipment held under capital leases) was $1,248,073, $429,463 and $157,001 for the years ended December 31, 1998, 1997 and 1996, respectively.

6. Revenue From Significant Customer

  A substantial portion of the Company's revenue is derived from one customer which is included in the Consumer Segment (see Note 18). For the years ended December 31, 1998, 1997 and 1996, revenues from that customer amounted to approximately 36%, 59% and 96% of revenues, respectively. At December 31, 1998, 1997 and 1996, amounts due from that customer included in accounts receivable amounted to approximately 21%, 39% and 83% of accounts receivable, respectively.

7. Income Taxes

  As discussed in Note 1, beginning August 1, 1994 and through December 7, 1996, the Company had elected to be treated as an S Corporation for federal and state income tax purposes. Accordingly, the financial statements do not reflect a provision for federal income taxes from August 1, 1994 through December 7, 1996.

  The provision for income taxes consists of the following:

                                                For the Years Ended December
                                                            31,
                                               -------------------------------
                                                  1998       1997       1996
                                               ---------- ----------  --------
   Current tax expense:
     Federal.................................  $2,374,376 $1,228,697  $     --
     State...................................     436,728    132,435        --
                                               ---------- ----------  --------
                                                2,811,104  1,361,132        --
                                               ---------- ----------  --------
   Deferred tax (benefit) expense:
     Federal.................................     631,139   (155,622)  (74,604)
     State...................................     109,840    (24,026)  (12,929)
                                               ---------- ----------  --------
                                                  740,979   (179,648)  (87,533)
                                               ---------- ----------  --------
                                               $3,552,083 $1,181,484  $(87,533)
                                               ========== ==========  ========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

7. Income Taxes -- (Continued)

  Deferred tax assets (liabilities) are comprised of the following:

                                                               December 31,
                                                            -------------------
                                                              1998       1997
                                                            ---------  --------
   Gross deferred tax assets:
     Accrued vacations..................................... $  43,494  $     --
     Accrued expenses......................................    50,665        --
     Depreciation..........................................        --     1,602
     Allowance for doubtful accounts.......................    15,902   179,389
     Other.................................................        --    47,517
                                                            ---------  --------
                                                              110,061   228,508
                                                            ---------  --------
   Gross deferred tax liabilities:
     Amortization of intangible assets.....................  (383,565)  (48,860)
     Depreciation..........................................  (451,208)       --
     Other.................................................   (18,596)       --
                                                            ---------  --------
                                                             (853,369)  (48,860)
                                                            ---------  --------
   Net deferred tax (liabilities) assets................... $(743,308) $179,648
                                                            =========  ========

  The effective tax rate was different from the federal statutory rate as follows:

                                                                For the Years
                                                                Ended December
                                                                     31,
                                                                ----------------
                                                                1998  1997  1996
                                                                ----  ----  ----
   Statutory rate..............................................  34%    34%  34%
   Income taxed directly to shareholders.......................  --     --  (16)
   Meals and entertainment and officers' life insurance........   1     --   --
   State income taxes, net of federal benefit..................   7      4    4
   Preferred stock dividend treated as interest expense........  --      4   --
   Amortization of goodwill....................................   1      6   --
   Other items, net............................................   1     --    1
                                                                ---   ----  ---
                                                                 44%    48%  23%
                                                                ===   ====  ===

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

8. Indebtedness

                                                           December 31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
Short-term borrowings consist of the following:
Uncommitted line of credit facility in the amount of
 $6,000,000, short-term borrowings due to PNC Bank,
 on demand, bearing an interest rate at the option
 of the Company at (a) the greater of (x) PNC Bank's
 prime rate (8.5% at December 31, 1997) or (y) the
 Federal funds rate (6.07% at December 31, 1997)
 plus 0.5% or (b) the Eurodollar rate (7.94% at
 December 31, 1997 at the 30 day rate) plus 2%......  $       --   $ 5,810,000
                                                      ===========  ===========
Long-term debt consists of the following:
Committed line of credit facility in the amount of
 $30,000,000, long-term borrowings due to
 NationsBank, due in full on February 27, 2001,
 bearing a variable interest rate, depending on
 certain financial ratios equal to (a) the LIBOR
 rate plus 1.25% to 2.00% or (b) the lead bank's
 prime rate plus 0% to 0.375%.......................   25,588,089          --
6% subordinated promissory note due to the former
 sole shareholder of AM Medica; principal due in
 annual installments of $1,833,333 beginning October
 24, 1999 and due in full on October 24, 2001;
 interest at 6.5% per year payable semi-annually....    5,500,000          --
8% subordinated promissory notes due to the
 Investors; principal due December 1, 2006; interest
 at 8% per year payable quarterly beginning at the
 earlier of the date of the closing of the initial
 public offering of the Company's common stock or
 December 1, 2000...................................          --   $13,021,000
8% subordinated promissory notes due to the
 Investors; principal due January 15, 2007 or, at
 the option of the holder, upon the date of the
 closing of the initial public offering of the
 Company's common stock.............................          --     1,500,000
6% convertible subordinated promissory note due to
 stockholders; principal due in three equal
 installments of $60,000 beginning April 1, 1998 and
 due in full on April 1, 2000; interest at 6% per
 year payable quarterly.............................      120,000      180,000
6% subordinated promissory note due to former
 stockholder of TMS; principal due in two annual
 installments of $433,333 beginning January 15, 1998
 and due in full on January 15, 2000; interest at 6%
 per year payable annually..........................      866,667    1,300,000
6% convertible subordinated promissory notes due to
 Former Principal Stockholders; principal (and any
 outstanding accrued interest) due at the request of
 the payee either: (i) ten days after the closing of
 the initial public offering of the Company's common
 stock or (ii) December 1, 2000; interest at 6% per
 year payable quarterly.............................          --     3,000,000
Amount due to former stockholder of TMS; principal
 due in monthly payments of $12,500 plus interest at
 8% through February 1, 1999........................       13,437      155,237
6.5% subordinated promissory note due to the former
 sole stockholder of CAG; principal due in quarterly
 installments of $20,000 beginning January 1, 1998
 and due in full on October 1, 2000; interest at
 6.5% per year payable quarterly....................      160,000      240,000
8% subordinated promissory note due to Investors;
 principal due October 15, 2007; interest at 8% per
 year payable quarterly beginning the earlier of the
 date of the initial public offering of the
 Company's common stock or December 1, 2000.........          --    13,046,248
6% convertible subordinated promissory note due to
 former stockholders of Phoenix; payable in full on
 December 31, 2000 or convertible at the closing of
 the initial public offering of the Company's common
 stock; interest at 6% per year payable semi-
 annually commencing April 1, 1998..................          --     2,500,000
6% redeemable subordinated promissory note due to
 former stockholders of Phoenix; principal payable
 at the earlier of the date of the closing of the
 initial public offering of the Company's common
 stock or December 31, 1998; interest at 6% per year
 payable in full at the same date as the principal
 payment............................................          --     2,500,000
Capital leases payable in monthly installments of up
 to $2,029 through November 2000....................       61,812       95,967
Restrictive covenant payable in monthly installments
 of $2,942 through August 1999......................       22,676       53,986
                                                      -----------  -----------
                                                       32,332,681   37,592,438
Less: current portion...............................   (2,485,201)  (3,273,759)
                                                      -----------  -----------
                                                      $29,847,480  $34,318,679
                                                      ===========  ===========

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

8. Indebtedness -- (Continued)

  The $180,000 6% convertible subordinated promissory note is convertible into shares of common stock at a price of $15 per share if the net revenues of the applicable acquired firm's business for the years ending December 31, 1997 through 1999 exceed a specified target amount. The targeted amounts were not exceeded during 1998 and 1997 and no conversion was effected in either year.

  The 6% convertible subordinated promissory note of $2,500,000 automatically converted into 208,334 shares of common stock upon the closing of the initial public offering of the Company's common stock. See Note 4.

  On January 20, 1998, the Company received a commitment from a bank for a committed line of credit facility for $30,000,000. The credit agreement provides for interest at a variable rate, depending on certain financial ratios, equal to (a) the LIBOR rate plus 1.25% to 2.00% or (b) the lead bank's prime rate plus 0% to 0.375%. Loans made under the credit facility will be secured by a pledge of all of ( i ) the Company's interest in the common stock of its subsidiaries and ( ii ) the assets of the Company and its subsidiaries. All principal and unpaid interest due on the credit facility is payable in full on February 27, 2001. The Company is required to pay a loan origination fee and a quarterly commitment fee, and adhere to certain financial covenants. As of December 31, 1998, the interest rates on loans made on the credit facility ranged from 6.431%-7.75%. In addition, the Company was in compliance with all financial covenants as of December 31, 1998.

  Aggregate annual principal maturities for indebtedness are as follows:

                                                                    Years Ending
                                                                    December 31,
                                                                    ------------
      1999......................................................... $ 2,485,201
      2000.........................................................   2,425,449
      2001.........................................................  27,422,031
                                                                    -----------
                                                                    $32,332,681
                                                                    ===========

9. Operating Leases

  The Company leased office space and operating equipment under non-cancelable operating leases with terms ranging from three to ten years and expiring at various dates through June 2008. Rent expense under operating leases was $2,081,597, $1,002,223 and $334,651 for the years ended December 31, 1998,
1997 and 1996, respectively.

  The Company leased office and warehouse facilities under a long-term operating lease from a partnership comprised of stockholders and certain former stockholders expiring November 2007. Rent expense under this agreement totaled $630,460 and $56,447 for the years ended December 31, 1998 and 1997, respectively. The Company has receivables from this partnership in the amount of $4,845 and $16,000 at December 31, 1998 and 1997, respectively.

  Aggregate minimum annual rentals under the operating leases as of December 31, 1998 are as follows:

      1999.......................................................... $ 2,430,989
      2000..........................................................   2,492,001
      2001..........................................................   2,071,064
      2002..........................................................   1,708,102
      2003..........................................................   1,441,908
      Thereafter....................................................   2,372,463
                                                                     -----------
                                                                     $12,516,527
                                                                     ===========

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

10. Sales-Type Leases

  The Company leased equipment to customers under sales-type leases as defined in Statement of Financial Accounting Standards No. 13, Accounting for Leases. The current portion of the net investment in sales-type leases is included in current other assets and the long-term portion is included in non-current other assets. The components of the net investment in sales-type leases are as follows:

      Minimum rental receivables...................................... $475,127
      Less: unearned interest income..................................  (14,333)
                                                                       --------
      Net investment in sales-type leases............................. $460,794
                                                                       ========

  Minimum rental receivables under existing leases as of December 31, 1998 were as follows:

      1999............................................................. $267,294
      2000.............................................................  193,500
                                                                        --------
        Total.......................................................... $460,794
                                                                        ========

  Under these leases, the Company also leases Company developed software and is obligated to provide maintenance services.

11. Access Worldwide Capital Structure

COMMON STOCK

  Prior to the Recapitalization on December 6, 1996 (see Note 2), the Company's authorized, issued and outstanding capital included 1,000 shares of $1 par value common stock at July 31, 1994 and December 31, 1994. At December 31, 1995, the Company's authorized capital included 2,000 shares of $1 par value common stock, of which 1,670 shares were issued and outstanding and 330 shares were subscribed.

  Subsequent to the Recapitalization on December 6, 1996 (see Note 2), the Company's authorized capital includes 20,000,000 shares of common stock, $.01 par value per share, of which 19,500,000 are voting and 500,000 are non-voting. Each share of non-voting common stock was convertible at the option of the holder into a share of voting common stock at the rate of one share of voting common stock for each share of non-voting common stock. The 500,000 non-voting shares were issued to the Investors as part of the Recapitalization and converted to voting shares at the closing of the Offering.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

11. Access Worldwide Capital Structure-- (Continued)

EARNINGS PER SHARE

                                           For the Years Ended December 31,
                                         -------------------------------------
                                         Income (loss)    Shares     Per Share
                                          (Numerator)  (Denominator)  Amount
                                         ------------- ------------- ---------
   1998
   Basic................................  $4,520,832     8,645,076    $ 0.52
   Effect of dilutive securities:
     Stock options......................         --         75,802       --
     Earnout contingency................         --        159,755       --
                                          ----------     ---------    ------
   Earnings per share of common stock--
    diluted.............................  $4,520,832     8,880,633    $ 0.51
                                          ==========     =========    ======
   1997
   Basic................................  $1,224,932     4,762,333    $ 0.26
   Effect of dilutive securities:
     Stock options......................          --        67,098        --
     Convertible debt...................      19,375        43,403        --
                                          ----------     ---------    ------
   Earnings per share of common stock--
    diluted.............................  $1,244,307     4,872,834    $ 0.26
                                          ==========     =========    ======
   1996
   Earnings per share common stock
   Basic and diluted....................  $ (320,947)    4,321,667    $(0.07)
                                          ==========     =========    ======

MANDATORILY REDEEMABLE PREFERRED STOCK

  Subsequent to the Recapitalization (see Note 2), Access Worldwide had the authority to issue 1,000,000 shares of preferred stock, $.01 par value per share.

  The first series of preferred stock designated in 1996 by Access Worldwide is 18,000 shares of non-voting cumulative mandatorily redeemable preferred stock, $.01 par value ("series 1996"). The holders of this stock were entitled to receive dividends in cash, when and as declared by the Board of Directors, at a rate of $8.00 per share per year payable quarterly commencing on March 31, 1997. Dividends were cumulative on these shares (See Note 4).

  The second series of preferred stock designated in 1997 by Access Worldwide was 18,000 shares of non-voting 8% cumulative mandatorily redeemable preferred stock, $.01 par value ("Series 1997").

  See Note 4 which describes the conversion of both series of preferred stock into a new series upon the completion of the Offering of the Company's common stock.

12. TLM Capital Structure

  TLM's authorized capital includes 20,000,000 voting shares of common stock, $.01 par value per share. Prior to the merger of Access Worldwide and TLM on October 21, 1997, 3,600,000 shares were authorized, issued, and outstanding. These shares were converted into Access Worldwide shares upon the merger and 3,500,000 shares were contributed back to the Company (See Note 1).

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

12. TLM Capital Structure -- (Continued)


MANDATORY REDEEMABLE PREFERRED STOCK

  TLM had the authority to issue 1,000,000 shares of preferred stock, $.01 par value per share.

  The first series of preferred stock designated in 1996 by TLM was 18,000 shares of non-voting, cumulative mandatorily redeemable preferred stock, $.01 par value. TLM had the right to redeem all or part of the outstanding shares of the 8% cumulative preferred stock at any time at a price of $100 per share plus all accrued dividends. Prior to the merger of Access Worldwide and TLM on October 21, 1997, 18,000 shares were authorized, issued and outstanding. These shares were converted into Access Worldwide series 1997 preferred stock upon the merger. See Note 1 and Note 4.

13. Stock Option Plan

  Effective May 1, 1997, the Company adopted the 1997 Stock Option Plan ("the Plan") which is administered by the Compensation Committee of the Board of Directors of the Company. The aggregate maximum number of shares of common stock available for award under the Plan is 800,000. The exercise price of each option must equal or exceed the fair market value of the Company's stock on the date of the grant. An option's maximum term is 10 years. Vesting terms are determined by the Compensation Committee at the time of grant. The Plan terminates effective May 1, 2007.

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

                                                                Years Ended
                                                               December 31,
                                                              1998       1997
                                                           ---------- ----------
   Net income
     As reported.......................................... $4,520,832 $1,224,932
     Pro forma............................................  3,942,821  1,218,877
   Earnings per share
     As reported
       Basic.............................................. $     0.52 $     0.26
       Diluted............................................ $     0.51 $     0.26
     Pro forma
       Basic.............................................. $     0.46 $     0.26
       Diluted............................................ $     0.44 $     0.26

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the year ended December 31, 1998: dividend yield of 0%; expected volatility of 80%; risk-free interest rate at a weighted average of 5.25%; expected option term of 5 years; and nominal option term of 10 years.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

13. Stock Option Plan -- (Continued)

  A summary of the status of the Plan, excluding options with performance conditions, as of December 31, 1998 and 1997 and changes during the years then ended is presented below.

                                             1998                   1997
                                       ---------------------  -----------------
                                                   Weighted-          Weighted-
                                                    Average            Average
                                                   Exercise           Exercise
                                       Shares        Price    Shares    Price
                                       -------     ---------  ------- ---------
   Outstanding at beginning of year..  185,000       $6.53        --      --
   Granted...........................  597,250 (1)    9.00(1) 185,000   $6.53
   Exercised.........................      --          --         --      --
   Forfeited.........................  (18,800)(1)    7.70(1)     --      --
                                       -------       -----    -------   -----
   Outstanding at end of year........  763,450       $8.43    185,000   $6.53
                                       =======       =====    =======   =====
   Options exercisable at year-end...  125,640                    --
                                       =======                =======   =====
   Weighted-average fair value of
    options granted during the year..    $6.08                  $1.56

--------
(1) Includes 6,100 shares subject to options granted in which the exercise price was contingent upon the initial public offering that were forfeited during fiscal 1998.

  The following table summarizes information about stock options outstanding at December 31, 1998:

          Options Outstanding                     Options Exercisable
-----------------------------------------   -----------------------------------
                               Weighted-
                                Average     Weighted                 Weighted-
  Range of                     Remaining    Average                   Average
  Exercise       Number of    Contractual   Exercise     Number      Exercise
   Prices       Outstanding      Life        Price     Exercisable     Price
-------------   -----------   -----------   --------   -----------   ---------
$ 0.25-$ 7.99     409,000     9.46 years     $ 5.86       26,800      $ 5.09
$ 8.00-$10.99      43,050     9.26           $ 8.15        4,460      $ 8.00
$11.00-$12.00     311,400     8.80           $11.86       94,380      $12.00
-------------     -------     ----------     ------      -------      ------
$ 0.25-$12.00     763,450     9.18 years     $ 8.43      125,640      $10.38
=============     =======     ==========     ======      =======      ======

14. Related Party Transactions

  The Company paid consulting fees to a company owned by a stockholder's brother totaling $216,432 and $155,799 for the years ended December 31, 1997 and 1996, respectively.

  The Company paid management fees of $1,175,000 to a partnership related by common interest during the year ended December 31, 1996.

  For the year ended December 31, 1996, the Company paid professional fees and equipment rental fees of $342,000 and $462,662, respectively, to companies owned by Former Principal Stockholders.

  For the year ended December 31, 1998 and 1997, the Company paid payroll processing fees of $359,663 and $215,674, respectively, to an affiliated company.

  The Company paid a $750,000 fee to the Investors for their assistance in effecting the initial public offering of the Company's common stock, contingent upon the occurrence of the Offering of the Company. This fee was charged against the proceeds of the Company's Offering (see Note 4).

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

14. Related Party Transactions -- (Continued)

  The Company subleases a portion of its leased office space to a stockholder-controlled corporation on a month-to-month basis for $13,200 for the year ended December 31, 1998. There were no amounts due from the stockholder-controlled corporation at December 31, 1998.

  The Company paid $15,400 in consulting fees to a member of the Board of Directors for services rendered during 1998.

15. Defined Contribution Plans

  The Company has a defined contribution employee benefit plan which covers substantially all employees of a specific subsidiary. The Company may make discretionary contributions to the plan. During 1998, $184,754 was contributed to the plan. No amounts were contributed to the plan for the years ended December 31, 1997 and 1996.

  The Company also sponsors a defined contribution Profit Sharing Plan covering full-time employees of a specific subsidiary. Contributions are made at the discretion of the Company. Plan contributions for the years ended December 31, 1998 and 1997 totaled $322,862 and $15,826, respectively. No contributions were made for the year ended December 31, 1996.

16. Commitments and Contingencies

EMPLOYMENT AGREEMENTS

  In connection with the acquisitions referred to in Note 3, the Company has entered into employment agreements with management employees, certain of whom are stockholders of the Company, which expire at various times through 2001. The employment agreements have terms of four years and require annual payments of $2,985,000 with bonus amounts of up to $654,500 per year.

CONTINGENT CONSIDERATION IN BUSINESS ACQUISITIONS

  In connection with the acquisitions referred to in Notes 1 and 3, the Company has entered into contractual arrangements whereby shares of Company common stock and cash may be issued to former owners of acquired businesses upon attainment of specified financial criteria over three-five years as set forth in the respective agreements. The amount of shares and cash to be issued cannot be fully determined until the periods expire and the attainment of criteria is established. If the criteria are attained, but not exceeded, the amount of shares which could be issued and cash which could be paid subsequent to December 31, 1998 under all agreements is 1,136,000 shares and $14,871,000, respectively. If the targets are exceeded by 10%, the amount of shares which could be issued and cash which could be paid subsequent to December 31, 1998 under all agreements is 1,297,000 shares and $16,358,000, respectively. The Company accounts for this additional consideration, when the specified financial criteria are achieved and it is probable it will be paid, as additional purchase price for the related acquisition.

17. Fair Value of Financial Instruments

  The carrying amount of accounts receivable, other assets, accounts payable, accrued expenses, capital lease obligations, amount due under line of credit facility and deferred revenue approximate fair value.

  The fair value of the Company's long-term debt is determined by calculating the present value of expected future cash outlays associated with the debt instruments. The discount rate used is equivalent to the current rate offered to the Company for debt of the same maturities at December 31, 1998. The fair value of the Company's long-term indebtedness approximates the carrying value.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

18. Segments

  In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

  The Company's reportable segments are as follows:

  -- Pharmaceutical Marketing Service Segment ("Pharmaceutical")--provides outsourced services to the pharmaceutical industry.

  -- Consumer and Business Services Segment ("Consumer")--provides consumer and multilingual tele-marketing services to the telecommunications and financial services industry.

  --Other Segment--provides quantitative and qualitative research to various corporations worldwide.

  The Pharmaceutical Segment consists of three business units: TMS Professional Markets Group, Phoenix Marketing Group and A M Medica.

  The Company's accounting policies for these segments are the same as those described in the summary of Significant Accounting Policies, except that income tax expense is not allocated to each segment. In addition, Access Worldwide evaluates the performance of its segments and allocates resources based on gross margin, earnings before interest and taxes ("EBIT") and net income/loss. There are no intersegment revenues.

  The table below presents information about net income/loss and segments used by the chief operating decision-maker of Access Worldwide as of and for the years ended December 31, 1998, 1997 and 1996:

1998:

                                                                  Segment
                         Pharmaceutical  Consumer      Other       Total     Reconciliation    Total
                         -------------- -----------  ---------- -----------  -------------- ------------
Revenues................  $39,747,370   $30,032,901  $3,450,953 $73,231,224   $     3,061   $ 73,234,285
Gross profit............   17,830,837    12,378,692   1,930,382  32,139,911         3,061     32,142,972
EBIT....................    7,217,351     4,738,536     234,557  12,190,444    (3,362,560)     8,827,884
Depreciation expense....      678,511       507,838      36,029   1,222,378        25,695      1,248,073
Amortization expense....    1,308,666       338,743      83,964   1,731,373       152,342      1,883,715
Total assets............   79,479,981    22,203,576   2,586,517 104,270,074       152,142    104,422,216
1997:
Revenues................  $12,348,689   $23,526,859  $  777,341 $36,652,889   $         0   $ 36,652,889
Gross profit............    5,538,083     8,879,315     422,531  14,839,929             0     14,839,929
EBIT....................    1,963,230     4,074,220      27,624   6,065,074    (1,035,316)     5,029,758
Depreciation expense....      152,479       276,087          --     428,566           897        429,463
Amortization expense....      539,401       333,307      27,988     900,696            --        900,696
Total assets............   31,674,262    18,808,595   2,183,447  52,666,304        13,815     52,680,119
1996:
Revenues................  $        --   $16,286,280  $       -- $16,286,280   $        --   $ 16,286,280
Gross profit............           --     7,646,702          --   7,646,702            --      7,646,702
EBIT....................           --      (107,425)         --    (107,425)           --       (107,425)
Depreciation expense....           --       157,001          --     157,001            --        157,001
Amortization expense....           --        27,055          --      27,055            --         27,055
Total assets............           --    29,453,659          --  29,453,659            --     29,453,659

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

19. Subsequent Events

 Credit Facility

  On March 12, 1999, the Company received from a syndicate of financial institutions (including NationsBank, N.A.) (the "Lenders"), which was arranged by NationsBanc Montgomery Securities LLC, a revolving credit facility (the "Credit Facility") of $40,000,000, with a sublimit of $5,000,000 for the issuance of standby letters of credit and a sublimit of $5,000,000 for swingline loans, and (ii) a term loan facility of $25,000,000. All of the foregoing bears interest at formula rates ranging from either (i) the higher of (a) the Federal Funds Effective Rate plus 0.50% and (b) the prime lending rate charged by the NationsBank, N.A. from time to time, plus an applicable margin ranging from 0.0% to 1.0% or (ii) LIBOR, plus an applicable margin ranging from 1.25% to 2.50%. The Company is required to pay a commitment fee on the unused portions of the Credit Facility. The Credit Facility is secured by substantially all of the assets of the Company.

 Preferred Stock

  As of March 12, 1999, the Company will redeem 25,000 shares of its preferred stock, Series 1998, at a price of $100 per share.

 Acquisition

  The Company signed a Memorandum of Understanding on February 17, 1999 to purchase a medical education company. The Company expects to fund this acquisition by issuing shares of common stock and by utilizing the existing Credit Facility.

 Stock Options

  On February 23, 1999, the Board of Directors approved an amendment to the Company's stock option plan increasing the number of options which may be issued under the plan by an additional 500,000 options.

Item 9. Changes In and Disagreements with Accountant's on Accounting and Financial Disclosures

  Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

  The information appearing under the captions "Directors and Executive Officers" in the registrant's definitive proxy statement related to the Annual Meeting of Stockholders to be held on or about April 27, 1999 is incorporated by reference.

Item 11. Executive Compensation

  The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or about April 27, 1999 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  This information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or about April 27, 1999 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or about April 27, 1999 is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

  (a)(1) Financial Statements.

                                                                            Page
                                                                            ----
   Report of Independent Accountants.......................................  19
   Balance Sheets..........................................................  20
   Statements of Operations................................................  21
   Statements of Changes in Common Stockholders' Equity (Deficit)..........  22
   Statements of Cash Flows................................................  23
   Notes to Financial Statements...........................................  24

  (a)(2) Schedules.

     Schedule II--Valuation and Qualifying Accounts

Schedule II: Valuation and Qualifying Accounts

Years Ended December 31, 1996, 1997 and 1998

                                   Balance At                       Balance At
                                   Beginning  Charged to               End
                                   Of Period   Expense   Deductions Of Period
                                   ---------- ---------- ---------- ----------
   Year ended December 31, 1998:
   Allowance for doubtful
    accounts......................  $279,935   $(28,428) $(66,706)   $184,801
   Year ended December 31, 1997
   Allowance for doubtful
    accounts......................   182,604    506,202  (408,871)    279,935
   Year ended December 31, 1996
   Allowance for doubtful
    accounts......................  $ 18,000   $164,604  $     --    $182,604

     All other schedules have been omitted because they are not applicable or are not required under Regulation S-X.

  (3) The exhibits required to be filed as part of this Annual Report on Form 10-K are contained in the attached Index to Exhibits.

     (b) Reports on Form 8-K.

         During the Company's fiscal quarter ended December 31, 1998, the Company filed:

         (i) The Company's Current Report on Form 8-K dated October 24, 1998.

                               POWER OF ATTORNEY

  The Registrant and each person whose signature appears below hereby appoint John Fitzgerald and Michael Dinkins as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 1999

                                          Access Worldwide Communications,
                                          Inc.

                                          By       /s/ John Fitzgerald
                                            -----------------------------------
                                               John Fitzgerald, President
                                               and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
         /s/ Stephen F. Nagy           Chairman of the Board and    March 24, 1999
______________________________________  Director
          (Stephen F. Nagy)
         /s/ John Fitzgerald           President and Chief          March 24, 1999
______________________________________  Executive Officer and
          (John Fitzgerald)             Director (principal
                                        executive officer)
         /s/ Michael Dinkins           Chief Financial Officer      March 24, 1999
______________________________________  and Senior Vice President
          (Michael Dinkins)             (principal financial and
                                        accounting officer)
         /s/ Peter D. Bewley           Director                     March 24, 1999
______________________________________
          (Peter D. Bewley)
         /s/ Liam S. Donohue           Director                     March 24, 1999
______________________________________
          (Liam S. Donohue)
         /s/ Lee H. Edelstein          Director                     March 24, 1999
______________________________________
          (Lee H. Edelstein)

              Signature                          Title                   Date
              ---------                          -----                   ----
          /s/ John H. Foster           Director                     March 24, 1999
______________________________________
           (John H. Foster)
          /s/ Shawkat Raslan           Director                     March 24, 1999
______________________________________
           (Shawkat Raslan)

                               Index to Exhibits

 Exhibit
 Number                                                                    Page
 -------                                                                   ----
 2(a)    Agreement and Plan of Merger, dated as of December 6, 1996, by and between the Company and TelAc, Inc. (incorporated by
         reference to Exhibit 2(a) to the Company's Registration
         Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
 2(b)    Recapitalization and Investment Agreement, dated December 6,
         1996, by and among Telephone Access, Inc., the shareholders of
         Telephone Access, Inc. Abbingdon Venture Partners Limited
         Partnership ("Abbingdon-I"), Abbingdon Venture Partners Limited
         Partnership II ("Abbingdon-II") and Abbingdon Venture Partners
         Limited Partnership III ("Abbingdon-III") (incorporated by reference to Exhibit 2(b) to the Company's Registration
         Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
 2(c)    Agreement of Purchase and Sale, dated as of January 1, 1997, by and among TeleManagement Services, Inc., Lee H. Edelstein and
         TLM Holdings Corp. (incorporated by reference to Exhibit 2(c)
         to the Company's Registration Statement on Form S-1
         (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 2(d)    Agreement of Purchase Sale, dated as of September 1, 1997, by and among Hispanic Market Connections, Inc., M. Isabel Valdes and the Company (incorporated by reference to Exhibit 2(d) to the Company's Registration Statement on Form S-1 (Registration
         No. 333-38845) filed with the Commission on October 27, 1997).
 2(e)    Agreement of Purchase and Sale, dated as of October 1, 1997 by and among Phoenix Marketing Group, Inc., Douglas Rebak, Joseph
         Macaluso and the Company (incorporated by reference to Exhibit
         2(e) to the Company's Registration Statement on Form S-1
         (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 2(f)    Agreement of Purchase and Sale dated as of October 24, 1998, by and among AM Medica Communications, Ltd., Ann Holmes and the
         Company (incorporated by reference to Exhibit 2(a) to the
         Company's Current Report on Form 8-K dated October 24, 1998).
 3(a)    Amended and Restated Certificate of Incorporation of the
         Company, as amended to date (incorporated by reference to
         Exhibit 3(a) to the Company's Registration Statement on Form S-
         1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 3(b)    By-Laws of the Company (incorporated by reference to Exhibit
         3(b) to the Company's Registration Statement on Form S-1
         (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 3(c)    Certificate of Ownership and Merger of Access Worldwide
         Communications, Inc. into the Company.
 4(a)    The Company's 1997 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-
         1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 4(b)    Preferred Stock, Series 1998 Agreement by and between the
         Company and Abbingdon-I and Abbingdon-II.
 10(a)   Credit Agreement dated April 9, 1998, by and among the Company,
         NationsBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1998).
 10(b)   Credit Agreement dated March 12, 1999 by and among the Company, certain subsidiaries of the Company as guarantors, NationsBank,
         N.A., as lender and agent and the other lenders party thereto.

 Exhibit
 Number                                                                    Page
 -------                                                                   ----
 10(c)   6% Convertible Subordinated Promissory Note of the Company,
         dated October 17, 1997, payable to the order of Phoenix
         Marketing Group, Inc. (incorporated by reference to Exhibit
         10(i) to the Company's Registration Statement on Form S-1
         (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 10(d)   6% Redeemable Subordinated Promissory Note of the Company,
         dated October 17, 1997, payable to the order of Phoenix
         Marketing Group, Inc. (incorporated by reference to
         Exhibit 10(j) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 10(e)   Stock Purchase Agreement, dated December 6, 1996, by and
         between the Company and John E. Jordan (incorporated by
         reference to Exhibit 10(k) to the Company's Registration
         Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
 10(f)   Stock Purchase Agreement, dated January 15, 1997, between TLM
         Holdings Corp. and Lee H. Edelstein (incorporated by reference to Exhibit 10(l) to the Company's Registration Statement on
         Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
 10(g)   Stock Purchase Agreement, dated April 1, 1997, by and between the Company and John Fitzgerald (incorporated by reference to
         Exhibit 10(m) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 10(h)   Employment Agreement dated December 6, 1996, by and between the
         Company and John E. Jordan (incorporated by reference to
         Exhibit 10(n) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 10(i)   Employment Agreement, dated January 15, 1997, by and between
         TLM Holdings Corp. and Lee Edelstein (incorporated by reference to Exhibit 10(o) to the Company's Registration Statement on
         Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
 10(j)   Employment Letter Agreement, dated April 1, 1997, by and
         between the Company and John Fitzgerald (incorporated by
         reference to Exhibit 10(p) to the Company's Registration
         Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
 10(k)   Employment Agreement, dated August 1, 1997, by and between the
         Company and Michael Dinkins (incorporated by reference to
         Exhibit 10(q) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 10(l)   Employment Agreement, dated October 17, 1997, by and between the Company and Douglas Rebak (incorporated by reference to
         Exhibit 10(r) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 10(m)   Agreement, effective January 1, 1997, by and between the
         Company and Sprint/United Management Company, together with contract orders related thereto (incorporated by reference to
         Exhibit 10(s) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 10(n)   Database Licensee Agreement for the AMA Physician Professional
         Data, effective January 1, 1996, between the Company and the
         American Medical Association (incorporated by reference to
         Exhibit 10(t) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).

 Exhibit
 Number                                                                    Page
 -------                                                                   ----
 10(o)   6.5% Subordinated Promissory Note of the Company dated October
         24, 1998, payable to the order of Ann Holmes (incorporated by reference to Exhibit 2(b) to the Company's Current Report on
         Form 8-K dated October 24, 1998).
 10(p)   Employment Agreement dated October 24, 1998 by and between the
         Company and Ann Holmes (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated October 24,
         1998).
 10(q)   Employment Agreement dated January 15, 1997 by and between TLM
         Acquisition Corp. (a subsidiary of the Company) and Mary
         Sanchez (incorporated by reference to Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1998).
 10(r)   Employment Agreement dated September 24, 1997 by and between the Company and Isabel Valdes.
 21      Subsidiaries of the Company.
 22      Powers of Attorney (see Power of Attorney in Form 10-K).
 27      Financial Data Schedules.