Form 10-Q
period 1999-03-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 1999-05-14
CIK 1048422

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the quarterly period ending March 31, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission file number 0-23489

                     Access Worldwide Communications, Inc.
                               ----------------
            (Exact Name of Registrant as Specified in its Charter)

               Delaware                              52-1309227
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

   2200 Clarendon Blvd., 12th Floor                        22201
          Arlington, Virginia                          (Zip Code)
    (Address of Principal Executive
               Offices)

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

                              Yes  [X]    No [_]

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  9,543,932 shares of Common Stock, $.01 par value, as of May 7, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                     INDEX

                                                                          Page
                                                                          ----
Part I--Financial Information
Item 1. Financial Statements............................................. 1-5
  Consolidated Balance Sheets--March 31, 1999 and December 31, 1998......   1
  Consolidated Statements of Operations--Three Months Ended March 31,
   1999 and
   March 31, 1998........................................................   2
  Consolidated Statements of Cash Flows--Three Months Ended March 31,
   1999 and
   March 31, 1998........................................................   3
  Notes to Consolidated Financial Statements............................. 4-5
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations................................................... 6-8
Part II--Other Information...............................................   9

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                   March 31,
                                                      1999       December 31,
                                                  (Unaudited)        1998
                                                  ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents......................  $  4,085,892   $  1,912,219
 Accounts receivable, net of allowance for
  doubtful accounts of $267,242 and $184,801,
  respectively..................................    23,644,781     20,046,495
 Billing in excess of costs.....................       468,826        240,287
 Other assets...................................     2,474,113      1,715,035
                                                  ------------   ------------
   Total current assets.........................    30,673,612     23,914,036
 Property and equipment, net....................    10,736,327      8,565,188
 Other assets...................................       572,603        917,197
 Intangible assets, net.........................    73,059,912     71,025,795
                                                  ------------   ------------
   Total assets ................................  $115,042,454   $104,422,216
                                                  ============   ============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
 STOCK AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued expenses..........  $  7,521,541   $  6,894,231
 Accrued interest and other related party
  expenses .....................................     8,279,540      8,516,293
 Accrued salaries, wages and related benefits...     2,101,232      2,007,827
 Due to related parties ........................           --          42,303
 Deferred revenue...............................     3,868,088      1,998,486
 Current portion of indebtedness................        50,976         63,431
 Current portion of indebtedness -- related
  parties.......................................     2,397,019      2,421,770
                                                  ------------   ------------
   Total current liabilities....................    24,218,396     21,944,341
Long-term portion of indebtedness...............    36,902,978     25,609,170
Long-term portion of indebtedness -- related
 parties........................................     3,785,000      4,238,310
Mandatorily redeemable preferred stock, $.01 par
 value: 8% cumulative as of February 10, 1998,
 2,000,000 shares authorized, 40,000 shares and
 65,000 shares issued and outstanding at March
 31, 1999 and December 31, 1998, respectively...     4,000,000      6,500,000
                                                  ------------   ------------
   Total liabilities and mandatorily redeemable
    preferred stock.............................    68,906,374     58,291,821
                                                  ------------   ------------
Common stockholders' equity:
 Common stock, $.01 par value: voting:
  20,000,000 shares authorized; 9,043,185
  shares issued at March 31, 1999 and December
  31, 1998; 9,027,730 shares outstanding at
  March 31, 1999 and December 31, 1998..........        90,432         90,432
 Additional paid-in capital.....................    58,490,848     58,490,848
 Accumulated deficit ...........................   (12,387,507)   (12,392,763)
 Less: cost of treasury stock, 15,455 shares....       (52,530)       (52,530)
 Deferred compensation..........................        (5,163)        (5,592)
                                                  ------------   ------------
   Total common stockholders' equity............    46,136,080     46,130,395
                                                  ------------   ------------
   Total liabilities, mandatorily redeemable
    preferred stock and common stockholders'
    equity .....................................  $115,042,454   $104,422,216
                                                  ============   ============

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                      For The Three Months Ended March 31,

                                                         1999         1998
                                                      -----------  -----------
Revenues ............................................ $22,743,022  $15,691,210
Cost of revenues (exclusive of depreciation).........  14,383,784    9,109,758
                                                      -----------  -----------
  Gross profit.......................................   8,359,238    6,581,452
Selling, general and administrative expenses
 (selling, general
 and administrative expenses paid to related parties
 are
 $220,523, and $224,968, respectively)...............   6,934,640    4,804,163
Amortization expense.................................     767,032      400,390
                                                      -----------  -----------
  Income from operations.............................     657,566    1,376,899
Interest income......................................      33,912       51,083
Interest expense-related parties.....................     (74,227)    (496,373)
Interest expense.....................................    (423,866)     (20,665)
                                                      -----------  -----------
  Income before income taxes and extraordinary item..     193,385      910,944
Income tax expense...................................      86,443      397,909
                                                      -----------  -----------
  Income before extraordinary item...................     106,942      513,035
Extraordinary charge on extinguishment of debt (net
 of applicable
 income taxes of $82,195)............................    (101,686)          --
                                                      -----------  -----------
Net income........................................... $     5,256  $   513,035
                                                      ===========  ===========
Earnings per share of common stock ..................
  Basic:
    Income before extraordinary charge............... $      0.01  $      0.07
    Extraordinary charge............................. $      0.01  $        --
    Net income....................................... $      0.00  $      0.07
  Diluted............................................ $      0.00  $      0.07

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                        1999          1998
                                                     -----------  ------------
Cash flows from operating activities:
  Net income........................................ $     5,256  $    513,035
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation and amortization...................   1,458,475       686,086
    Extraordinary charge, net of applicable income
     taxes..........................................     101,686            --
    Income tax effect of extraordinary charge.......      82,195            --
    Interest expense on mandatorily redeemable
     preferred stock................................          --       101,000
  Changes in operating assets and liabilities,
   excluding effects from acquisitions:
    Accounts receivable ............................  (3,598,286)   (2,197,585)
    Due to related parties and affiliates...........    (134,648)     (321,636)
    Other assets....................................    (871,034)     (707,941)
    Accounts payable and accrued expenses...........     545,115       965,167
    Accrued interest and related party expenses.....    (236,753)   (1,849,447)
    Accrued salaries, wages and related benefits....      93,405       551,883
    Deferred revenue................................   1,869,602       482,925
                                                     -----------  ------------
    Net cash used in operating activities ..........    (684,987)   (1,776,513)
                                                     -----------  ------------
Cash flows from investing activities:
  Additions to property and equipment, net..........  (2,643,508)   (1,182,393)
  Business acquisitions, net of cash acquired.......  (2,801,124)           --
                                                     -----------  ------------
  Net cash used in investing activities.............  (5,444,632)   (1,182,393)
                                                     -----------  ------------
Cash flows from financing activities:
  Change in other assets related to deferred
   issuance costs...................................          --    (1,919,328)
  Payments on capital lease.........................     (23,037)      (17,783)
  Proceeds from notes payable.......................          --     5,500,000
  Proceeds from sale of common and preferred stock
   .................................................          --    44,640,000
  Net borrowings under line of credit facility......  11,304,390    (5,810,000)
  Repayment of related party debt...................    (478,061)  (36,164,250)
  Repurchase of preferred stock.....................  (2,500,000)           --
                                                     -----------  ------------
    Net cash provided by financing activities.......   8,303,292     6,228,639
                                                     -----------  ------------
    Net increase in cash............................   2,173,673     3,269,733
  Cash and cash equivalents, beginning of period ...   1,912,219     2,014,711
                                                     -----------  ------------
  Cash and cash equivalents, end of period.......... $ 4,085,892  $  5,284,444
                                                     ===========  ============

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts included in the financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

2. RECLASSIFICATIONS

  Certain reclassifications have been made to the December 31, 1998 financial statements to conform with the March 31, 1999 presentation.

3. EXTINGUISHMENT OF LINE OF CREDIT

  On March 12, 1999, the Company received from a syndicate of financial institutions (including NationsBank, N.A.), which was arranged by NationsBanc Montgomery Securities LLC, (i) a revolving credit facility (the "Credit Facility") of $40,000,000, with a sublimit of $5,000,000 for the issuance of standby letters of credit and a sublimit of $5,000,000 for swingline loans, and (ii) a term loan facility of $25,000,000. All of the foregoing bears interest at formula rates ranging from either (i) the higher of (a) the Federal Funds Rate plus 0.50% and (b) the prime leading rate charged by NationsBank, N.A. from time to time, plus an applicable margin ranging from 0.0% to 1.0% or (ii) LIBOR, plus an applicable margin ranging from 1.25% to 2.50%. The Company is required to pay a commitment fee on the unused portions of the Credit Facility. The Credit Facility is secured by substantially all of the assets of the Company and has financial covenants. The Company is in compliance with all financial covenants as of March 31, 1999.

  On March 12, 1999, $28,288,089 of the Credit Facility was used to extinguish the Company's $30,000,000 committed line of credit obtained from NationsBank on January 20, 1998. In addition, $2,500,000 of the Credit Facility was also used to redeem 25,000 shares of the Company's preferred stock Series 1998 at a price of $100 per share. No gain or loss was recorded on the redemption of shares. (See Note 4 for extinguishment of the committed line of credit)

4. EXTRAORDINARY CHARGE

  During the first quarter of the current year, the Company recognized an extraordinary after-tax charge of $101,686 or $0.01 per share as a result of the extinguishment of the $30,000,000 committed line of credit obtained from NationsBank on January 20, 1998 and the related write-off of deferred financing fees. (See Note 3)

5. INCOME TAXES

  The Company's effective tax rate of 44.7% in the first quarter of 1999 differs from the Federal statutory rate due primarily to state income taxes and non-deductible goodwill amortization.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

6. EARNINGS PER COMMON SHARE

  Earnings per common share are calculated as follows:

                                            For the Three Months Ended March
                                                           31,
                                           -----------------------------------
                                             Income       Shares     Per Share
                                           (Numerator) (Denominator)  Amount
                                           ----------- ------------- ---------
1999
Basic.....................................  $  5,256     9,027,730     $0.00
Effect of dilutive securities:
  Stock options...........................       --        154,374       --
  Earnout contingency.....................       --        500,743       --
                                            --------     ---------     -----
Earnings per share of common stock--
 dilutive.................................  $  5,256     9,682,847     $0.00
                                            ========     =========     =====
1998
Basic.....................................  $513,035     7,567,056     $0.07
Effect of dilutive securities:
  Stock options...........................       --         90,896       --
  Earnout contingency.....................       --         56,288       --
                                            --------     ---------     -----
Earnings per share of common stock--
 dilutive.................................  $513,035     7,714,240     $0.07
                                            ========     =========     =====

7. SEGMENTS

  In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

  The table below presents information about net income/loss and segments used by the chief operating decision-maker of the Company as of and for the three months ended March 31, 1999 and 1998.

                                                                 Segment
                         Pharmaceutical  Consumer     Other       Total    Reconciliation    Total
                         -------------- ----------  ---------- ----------- -------------- ------------
1999:
Revenues................  $12,465,092   $9,010,453  $1,267,477 $22,743,022  $       --    $ 22,743,022
Gross Profit............    5,157,155    2,623,810     578,273   8,359,238          --       8,359,238
EBIT....................    1,819,424      (84,980)     21,209   1,755,653   (1,098,087)       657,566
Depreciation expense....      201,952      248,583      12,444     462,979        9,390        472,369
Amortization expense....      660,595       84,641      21,771     767,007      219,099        986,106
1998:
Revenues................  $ 7,783,016   $7,168,327  $  739,867 $15,691,210  $       --    $ 15,691,210
Gross Profit............    3,477,468    2,708,533     395,451   6,581,452          --       6,581,452
EBIT....................      810,764    1,127,274      11,727   1,949,765     (572,866)     1,376,899
Depreciation expense....      156,382       92,107       8,033     256,522        3,826        260,348
Amortization expense....      294,580       84,819      20,991     400,390       25,348        425,738

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                                        Consumer            Pharmaceutical
                                  ---------------------  ---------------------
                                   1999    1998  Change   1999    1998  Change
                                  ------  ------ ------  ------- ------ ------
Statement of Operations Data in
 Thousands
Revenues......................... $9,010  $7,168 $1,842  $12,465 $7,783 $4,682
Cost of revenues.................  6,387   4,460  1,927    7,308  4,306  3,002
Gross profit.....................  2,623   2,708    (85)   5,157  3,477  1,680
Selling, general and
 administrative..................  2,624   1,496  1,128    2,677  2,372    305
Amortization expense.............     85      85    --       661    295    366
                                  ------  ------ ------  ------- ------ ------
Operating (loss) profit..........    (86)  1,127 (1,213)   1,819    810  1,009
                                  ======  ====== ======  ======= ====== ======

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998

  Revenues for the Company increased $7.1 million, or 44.6%, to $22.7 million for the three months ended March 31, 1999, compared to $15.7 million for the three months ended March 31, 1998. Revenues for the Consumer Segment increased $1.8 million, or 25%, to $9.0 million for the three months ended March 31, 1999, compared to $7.2 million for the three months ended March 31, 1998. The increase in the Consumer Segment is primarily the result of continued growth in the business with Sprint. Revenues for the Pharmaceutical Segment increased $4.7 million, or 60.3%, to $12.5 million for the three months ended March 31, 1999, compared to $7.8 million for the three months ended March 31, 1998. The acquisition of A.M. Medica contributed additional revenues for the three months ended March 31, 1999 of approximately $5.1 million. The remaining decrease of $400,000 is primarily the result of a change in marketing strategy for one of the major pharmaceutical clients.

  Cost of revenues for the Company increased $5.3 million, or 58.2%, to $14.4 million for the three months ended March 31, 1999, compared to $9.1 million for the three months ended March 31, 1998. Cost of revenues as a percentage of revenues increased to 63.2% for the three months ended March 31, 1999, from 58.1% for the three months ended March 31, 1998. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 70.9% for the three months ended March 31, 1999, from 62.2% for the three months ended March 31, 1998. Labor costs for the Consumer Segment rose as a percentage of revenues to 61.7% for the three months ended March 31, 1999, from 52.3% for the three months ended March 31, 1998. The increase was primarily due to higher labor, training and overtime costs incurred due to technical systems issues. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the three months ended March 31, 1999 increased to 58.6%, compared to 55.3% for the three months ended March 31, 1998. Approximately 2.2% of the increase was the result of the acquisition of A.M. Medica which has a different cost structure than the other businesses within the Pharmaceutical Segment. The remaining increase was due to the effect of stable labor costs compared to lower sales giving rise to an increase in cost of revenues as a percent of revenues.

  Selling, general and administrative expenses for the Company increased $2.1 million, to $6.9 million for the three months ended March 31, 1999, compared to $4.8 million for the three months ended March 31, 1998. Selling, general and administrative expenses as a percentage of revenues for the Company increased slightly to 30.5% for the three months ended March 31, 1999, compared to 30.6% for the three months ended March 31, 1998. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment increased to 29.1% for the three months ended March 31, 1999, from 20.9% for the three months ended March 31, 1998. Approximately 3.0% of the increase is attributable to higher depreciation and leasing costs necessary for the expansion of the facilities in Texas and Florida in order to accommodate additional consumer services. In addition, the sales force was increased in order to enhance the growth for the consumer business. The additional salaries and related expense, resulted in an increase in selling, general and administrative expense of 1.1%. Professional fees increased approximately 1.2% due to the rising number of employees and labor related issues. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 21.5% for the three months ended March 31, 1999, from 30.5% for the three months ended March 31, 1998. The acquisition of A.M. Medica resulted in a decrease of 8.5% in the selling, general and administrative expenses as a percentage of revenues. Corporate expenses as a percentage of revenues increased to 4.8% for the three months ended March 31, 1999, from 3.6% for the three months ended March 31, 1998. The increase is primarily the result of increases in the corporate infrastructure and the purchase of resources needed to support the Company's future growth.

  Amortization expense for the Company increased $367,000, or 91.8%, to $767,000 for the three months ended March 31, 1999, compared to $400,000 for the three months ended March 31, 1998. The Consumer Segment amortization expense did not change for the three months ended March 31, 1999, compared to the amortization expense for the three months ended March 31, 1998. Amortization expense for the Pharmaceutical Segment increased $367,000 due to the acquisition of A.M. Medica in October 1998.

  Net interest expense for the Company was primarily unchanged when comparing the three months ended March 31, 1999, to the three months ended March 31, 1998.

  The extraordinary charge for the three months ended March 31, 1999 is due to the extinguishment of the $30,000,000 committed line of credit obtained from NationsBank on January 20, 1998.

Liquidity and Capital Resources

  At March 31, 1999, the Company had a working capital of $6.5 million, an increase of $4.5 million from $2.0 million at December 31, 1998. Cash and cash equivalents were $4.1 million at March 31, 1999, compared to $2.0 million at December 31, 1998. The increase in working capital is primarily attributable to the purchase of A.M. Medica. The purchase price for A.M. Medica was financed through a draw on the Credit Facility, which is a long term liability, and stock.

  Net cash used in operating activities during the first quarter of 1999 was $685,000, compared to $1.8 million during the first quarter of 1998. The decrease in the cash used by operating activities for 1999 was primarily the result of the decrease in related party debt, which in turn resulted in a decrease in the accrued interest payable.

  The net cash used in investing activities during the first quarter of 1999 was $5.4 million, compared to $1.2 million during the first quarter of 1998. Cash utilized for capital expenditures increased by $1.5 million, due to the expansion of the Company's facilities and upgrading computer and telephone systems. In addition, the Company recorded approximately $2.8 million of additional purchase price due to the former owners of acquired businesses.

  Net cash provided by financing activities was $8.3 million for the first quarter of 1999, compared to $6.2 million for the first quarter of 1998. $11.3 million of cash provided by financing activities is due to draws made on the Credit Facility in order to finance the contingent purchase price payment and working capital. On February 23, 1999, the Board of Directors authorized the Company to redeem 25,000 shares at a price of $2.5 million of the Company's preferred stock, Series 1998. In addition, during 1998 the proceeds received from the initial public offering were used to retire the Credit Facility and long term related party debt.

  The Company expects to meet its short term liquidity requirements through net cash provided by operations and borrowing under the Credit Facility. Management believes that these sources of cash will be sufficient to meet the Company's operating needs and planned capital expenditures for at least the next twelve months.

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

  The Company has incurred costs to date of $188,000 and estimates the total cost of any required modifications, upgrades, or replacements of its internal systems to be $262,000. While the estimated cost of these efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The estimated cost will be monitored and will be revised as additional information becomes available.

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

  The Company expects to identify and resolve all Year 2000 Problems that could materially adversely affect its business operations. However, since the number of devices that could be affected and the interactions among these devices are numerous, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected.

  The Company is developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by third quarter 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

Risk Factors That May Affect Future Results

  This report contains certain forward-looking statements which are based on management's current views and assumptions. These statements are qualified by reference to "Forward-Looking Statements" in the Company's Annual Report on Form 10-K, as well as other SEC filings which list important factors that could cause actual results to differ materially from those discussed in this report.

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

 27  Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CULTURALACCESSWORLDWIDE, INC.

Date:
                                                    /s/ John Fitzgerald
                                          By: ________________________________
                                              John Fitzgerald, President and
                                                  Chief Executive Officer
                                               (principal executive officer)

Date:
                                                    /s/ Michael Dinkins
                                          By: ________________________________
                                               Michael Dinkins, Senior Vice
                                                 President of Finance and
                                                      Administration
                                                and Chief Financial Officer
                                               (principal financial officer)