Form 10-Q
period 1999-06-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 1999-08-20
CIK 1048422

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

                 For the quarterly period ending June 30, 1999

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

  9,528,478 shares of Common Stock, $.01 par value, as of August 10, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                     INDEX

                                                                           Page
                                                                           ----
Part I--Financial Information
Item 1. Financial Statements..............................................  1-6
  Balance Sheets--June 30, 1999 and December 31, 1998.....................    1
  Statements of Operations--
   Three Months Ended June 30, 1999 and June 30, 1998
   Six Months Ended June 30, 1999 and June 30, 1998.......................    2
  Statements of Cash Flows--Six Months Ended June 30, 1999 and
   June 30, 1998..........................................................    3
  Notes to Financial Statements...........................................  4-6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.................................................... 7-12
Part II--Other Information
Item 3. Defaults by the Company upon its Senior Securities................   13
Item 4. Submission of Matters to a Vote of Security Holders...............   13
Item 6. Exhibits and Reports on Form 8-K..................................   13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                    June 30,
                                                      1999       December 31,
                                                  (Unaudited)        1998
                                                  ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents....................... $  3,186,755   $  1,912,219
 Accounts receivable, net of allowance for
  doubtful accounts of $624,621 and $184,801,
  respectively...................................   19,214,973     20,046,495
 Billings in excess of costs.....................      279,028        240,287
 Other assets....................................    2,357,675      1,715,035
                                                  ------------   ------------
   Total current assets..........................   25,038,431     23,914,036
 Property and equipment, net.....................   11,479,356      8,565,188
 Other assets....................................      596,203        917,197
 Intangible assets, net..........................   72,101,457     71,025,795
                                                  ------------   ------------
   Total assets ................................. $109,215,447   $104,422,216
                                                  ============   ============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
 STOCK AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses........... $  5,840,987   $  6,894,231
 Accrued interest and other related party
  expenses ......................................       79,032      8,516,293
 Accrued salaries, wages and related benefits....    1,272,279      2,007,827
 Due to related parties .........................          --          42,303
 Deferred revenue................................    1,412,079      1,998,486
 Current portion of indebtedness.................   40,575,413         63,431
 Current portion of indebtedness -- related
  parties........................................    2,116,019      2,421,770
                                                  ------------   ------------
   Total current liabilities.....................   51,295,809     21,944,341
Long-term portion of indebtedness................          --      25,609,170
Long-term portion of indebtedness -- related
 parties.........................................    3,705,000      4,238,310
Mandatorily redeemable preferred stock, $.01 par
 value: 8% cumulative as of February 10, 1998,
 2,000,000 shares authorized, 40,000 and 65,000
 shares issued and outstanding at June 30, 1999
 and December 31, 1998, respectively.............    4,000,000      6,500,000
                                                  ------------   ------------
   Total liabilities and mandatorily redeemable
    preferred stock..............................   59,000,809     58,291,821
                                                  ------------   ------------
Common stockholders' equity:
 Common stock, $.01 par value: voting:
  20,000,000 shares authorized; 9,528,478 and
  9,043,185 shares issued at June 30, 1999 and
  December 31, 1998, respectively; 9,528,478 and
  9,027,730 shares outstanding at June 30, 1999
  and December 31, 1998, respectively............       95,285         90,432
 Additional paid-in capital......................   62,932,032     58,490,848
 Accumulated deficit ............................  (12,807,945)   (12,392,763)
 Less: cost of treasury stock, 15,455 shares at
  December 31, 1998..............................          --         (52,530)
 Deferred compensation...........................       (4,734)        (5,592)
                                                  ------------   ------------
   Total common stockholders' equity.............   50,214,638     46,130,395
                                                  ------------   ------------
   Total liabilities, mandatorily redeemable
    preferred stock and common stockholders'
    equity....................................... $109,215,447   $104,422,216
                                                  ============   ============

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                             Three Months Ended         Six Months Ended
                                  June 30,                  June 30,
                           ------------------------  ------------------------
                              1999         1998         1999         1998
                           -----------  -----------  -----------  -----------
Revenues.................. $20,693,796  $15,325,100  $43,436,818  $31,016,310
Cost of revenues
 (exclusive of
 depreciation)............  12,272,071    8,490,713   26,655,855   17,600,471
                           -----------  -----------  -----------  -----------
 Gross profit.............   8,421,725    6,834,387   16,780,963   13,415,839
Selling, general and
 administrative expenses
 (selling, general and
 administrative expenses
 paid to related parties
 are $170,616 and $243,829
 and $377,939 and
 $495,340, respectively)..   7,047,390    4,639,183   13,762,956    9,417,998
Amortization expense......     832,161      348,127    1,818,267      773,865
Unusual charge............     509,998          --       509,998          --
                           -----------  -----------  -----------  -----------
 Income from operations...      32,176    1,847,077      689,742    3,223,976
Interest income...........      17,643       40,999       51,555       92,082
Interest expense--related
 parties..................     (61,666)    (143,700)    (135,893)    (640,073)
Interest expense..........    (748,438)     (13,667)  (1,172,304)     (34,332)
                           -----------  -----------  -----------  -----------
 (Loss) income before
  income tax (benefit)
  expense and
  extraordinary charge....    (760,285)   1,730,709     (566,900)   2,641,653
Income tax (benefit)
 expense..................    (339,847)     766,965     (253,404)   1,164,874
                           -----------  -----------  -----------  -----------
 (Loss) income before
  extraordinary charge....    (420,438)     963,744     (313,496)   1,476,779
Extraordinary charge on
 extinguishment of debt
 (net of applicable income
 taxes of $82,195)........         --           --      (101,686)
                           -----------  -----------  -----------  -----------
Net (loss) income......... $  (420,438) $   963,744  $  (415,182) $ 1,476,779
                           ===========  ===========  ===========  ===========
(Loss) earnings per share
 of common stock
Basic:
  (Loss) income before
   extraordinary charge... $     (0.04) $      0.11  $     (0.03) $      0.18
  Extraordinary charge.... $       --   $       --   $     (0.01) $       --
  Net (loss) income....... $     (0.04) $      0.11  $     (0.04) $      0.18
Diluted:
  (Loss) income before
   extraordinary charge... $     (0.04) $      0.11  $     (0.03) $      0.18
  Extraordinary charge.... $       --   $       --   $     (0.01) $       --
  Net (loss) income....... $     (0.04) $      0.11  $     (0.04) $      0.18

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                       FOR THE SIX MONTHS ENDED JUNE 30,

                                                        1999          1998
                                                     -----------  ------------
Cash flows from operating activities:
  Net (loss) income................................. $  (415,182) $  1,476,779
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
    Depreciation and amortization...................   2,841,345     1,287,301
    Extraordinary charge, net of applicable income
     taxes..........................................     101,686           --
    Income tax effect of extraordinary charge.......      82,195           --
    Interest expense on mandatorily redeemable
     preferred stock................................         --        231,001
  Changes in operating assets and liabilities,
   excluding effects from acquisitions:
    Accounts receivable ............................     831,522    (4,004,203)
    Due to related parties and affiliates...........    (169,263)     (302,224)
    Other assets....................................    (598,707)   (1,025,297)
    Accounts payable and accrued expenses...........  (1,135,439)      216,679
    Accrued interest and related party expenses.....  (8,437,261)   (1,838,788)
    Accrued salaries, wages and related benefits....    (735,548)      490,468
    Deferred revenue................................    (586,407)      187,711
                                                     -----------  ------------
    Net cash used in operating activities ..........  (8,221,059)   (3,280,573)
                                                     -----------  ------------
Cash flows from investing activities:
  Additions to property and equipment, net..........  (3,937,246)   (2,757,378)
  Business acquisitions, net of cash acquired.......  (2,629,477)      (97,055)
                                                     -----------  ------------
    Net cash used in investing activities...........  (6,566,723)   (2,854,433)
                                                     -----------  ------------
Cash flows from financing activities:
  Change in other assets related to deferred
   issuance costs...................................         --     (1,919,328)
  Payments on capital lease.........................     (47,001)      (35,895)
  Proceeds from notes payable.......................         --      5,500,000
  Proceeds from sale of common and preferred stock
   .................................................   4,498,567    44,640,000
  Net borrowings (payments) under line of credit
   facility.........................................  14,949,813    (5,810,000)
  Repayment of related party debt...................    (839,061)  (36,219,341)
  Repurchase of preferred stock.....................  (2,500,000)          --
                                                     -----------  ------------
    Net cash provided by financing activities.......  16,062,318     6,155,436
                                                     -----------  ------------
    Net increase in cash............................   1,274,536        20,430
  Cash and cash equivalents, beginning of period ...   1,912,219     2,014,711
                                                     -----------  ------------
  Cash and cash equivalents, end of period.......... $ 3,186,755  $  2,035,141
                                                     ===========  ============

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

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

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts included in the financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

2. RECLASSIFICATIONS

  Certain reclassifications have been made to the December 31, 1998 balance sheet and the June 30, 1998 income statement to conform with the June 30, 1999 presentation.

3. UNUSUAL CHARGE

  In the second quarter of 1999, the Company approved a Corporate Plan (the "Plan"). The Plan included among other things, the consolidation of TMS Professional Markets Group ("TMS") and TelAc Teleservices Group ("TelAc"). As a result of the consolidation, an unusual charge of $62,000 was recorded for severance accruals which will be paid to approximately 22 employees. In addition, the Company engaged outside professionals to assist in exploring strategic alternatives and incurred costs totaling $247,607. These costs were recorded as an unusual charge and included legal and consulting fees. Lastly, the Company determined that certain acquisitions which the Company was evaluating would not be completed and therefore the Company wrote-off the costs of $200,391. These costs were recorded as an unusual charge and included accounting, travel and legal expenses.

4. EXTINGUISHMENT OF LINE OF CREDIT

  On March 12, 1999, the Company received from a syndicate of financial institutions (including Bank of America formerly NationsBank, N.A.) (the "Bank Group"), which was arranged by NationsBanc Montgomery Securities LLC, (i) a revolving credit facility (the "Credit Facility") of $40,000,000, with a sublimit of $5,000,000 for the issuance of standby letters of credit and a sublimit of $5,000,000 for swingline loans, and (ii) a term loan facility of $25,000,000. All of the foregoing bears interest at formula rates ranging from either (i) the higher of (a) the Federal Funds Rate plus 0.50% and (b) the prime leading rate charged by NationsBank, N.A. from time to time, plus an applicable margin ranging from 0.0% to 1.0% or (ii) LIBOR, plus an applicable margin ranging from 1.25% to 2.50%. The Company is required to pay a commitment fee on the unused portions of the Credit Facility.

  On March 12, 1999, $28,288,089 of the Credit Facility was used to extinguish the Company's $30,000,000 committed line of credit obtained from NationsBank on January 20, 1998. The Company recognized an extraordinary after-tax charge of $101,686 or $0.01 per share as a result of the extinguishment of the $30,000,000 committed line of credit obtained from NationsBank on January 20, 1998 and the related write-off of deferred financing fees. In addition, $2,500,000 of the Credit Facility was used to redeem 25,000 shares of the Company's preferred stock Series 1998 at a price of $100 per share. No gain or loss was recorded on the redemption of shares.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

  The Credit Facility is secured by substantially all of the assets of the Company and has certain financial covenants. Because of the operating losses reported by the Company for the quarter and period ended June 30, 1999, the Company was not in compliance with certain financial covenants of the Credit Facility. The Company is engaged in ongoing negotiations with the Bank Group, that provided the Credit Facility, to obtain a waiver of the violated covenants and restructure the Credit Facility. As of June 30, 1999, the Company is current on all of its payments on the Credit Facility however, if the negotiations with the Bank Group are not successful, the Company will need to find other sources of financing to continue to operate. The Company is exploring further options to ensure access to adequate working capital. Accordingly, the entire amount outstanding under the Credit Facility has been reclassified as current portion of indebtedness as of June 30, 1999.

5. INCOME TAXES

  The Company's effective tax rate of 44.7% in the first half of 1999 differs from the Federal statutory rate due primarily to meals and entertainment, officers' life insurance and non-deductible goodwill amortization.

6. (LOSS) EARNINGS PER COMMON SHARE

  (Loss) earnings per common share are calculated as follows:

                                                For the Three Months Ended
                          -----------------------------------------------------------------------
                                     June 30, 1999                       June 30, 1998
                          ----------------------------------- -----------------------------------
                            (Loss)       Shares     Per Share   Income       Shares     Per Share
                          (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                          ----------- ------------- --------- ----------- ------------- ---------
Basic...................   ($420,438)   9,528,478    ($0.04)  $  963,744    8,969,834     $0.11
Effect of dilutive
 securities:
  Stock options.........         --        54,924       --           --       100,682       --
  Earnout contingency...         --           --        --           --        70,851       --
                           ---------    ---------    ------   ----------    ---------     -----
(Loss) earnings per
 share of common stock--
 dilutive...............   ($420,438)   9,583,402    ($0.04)  $  963,744    9,141,367     $0.11
                           =========    =========    ======   ==========    =========     =====
                                                 For the Six Months Ended
                          -----------------------------------------------------------------------
                                     June 30, 1999                       June 30, 1998
                          ----------------------------------- -----------------------------------
                            (Loss)       Shares     Per Share   Income       Shares     Per Share
                          (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                          ----------- ------------- --------- ----------- ------------- ---------
Basic...................   ($415,182)   9,278,104    ($0.04)  $1,476,779    8,268,445     $0.18
Effect of dilutive
 securities:
  Stock options.........         --       104,649       --           --        95,789       --
  Earnout contingency...         --       250,374       --           --        63,570       --
                           ---------    ---------    ------   ----------    ---------     -----
(Loss) earnings per
 share of common stock--
 dilutive...............   ($415,182)   9,633,127    ($0.04)  $1,476,779    8,427,804     $0.18
                           =========    =========    ======   ==========    =========     =====

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

7. SEGMENTS

  In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

  The table below presents information about net earnings (losses) and segments used by the chief operating decision-maker of the Company:

For the three months ended June 30,

                          Pharmaceutical  Consumer      Other     Segment Total Reconciliation    Total
                          -------------- -----------  ----------  ------------- -------------- -----------
1999
Revenues................   $11,984,311   $ 7,835,489  $  873,996   $20,693,796   $       --    $20,693,796
Gross Profit............     5,480,531     2,541,114     400,080     8,421,725           --      8,421,725
Earnings (losses) before
 income taxes...........     2,107,676     (650,027)    (139,011)    1,318,638    (1,286,462)       32,176
Depreciation expense....       217,471       309,718      12,638       539,827        10,882       550,709
Amortization expense....       680,372        84,641      21,795       786,808        45,353       832,161
1998
Revenues................   $ 7,238,855   $ 7,151,741  $  934,504   $15,325,100   $       --    $15,325,100
Gross Profit............     3,383,662     2,898,013     552,712     6,834,387           --      6,834,387
Earnings (losses) before
 income taxes...........     1,396,440     1,075,594     156,688     2,628,722      (781,645)    1,847,077
Depreciation expense....       120,530       116,573       8,926       246,029         7,059       253,088
Amortization expense....       203,435        84,640      20,991       309,066        39,061       348,127

For the six months ended June 30,
                          Pharmaceutical  Consumer      Other     Segment Total Reconciliation    Total
                          -------------- -----------  ----------  ------------- -------------- -----------
1999
Revenues................   $24,449,403   $16,845,942  $2,141,473   $43,436,818   $       --    $43,436,818
Gross profit............    10,637,686     5,164,924     978,353    16,780,963           --     16,780,963
Earnings (losses) before
 income taxes...........     3,927,100      (735,007)   (117,802)    3,074,291    (2,384,549)      689,742
Depreciation expense....       419,423       558,301      25,082     1,002,806        20,272     1,023,078
Amortization expense....     1,340,967       169,282      43,566     1,553,815       264,452     1,818,267
1998
Revenues................   $15,021,871   $14,320,068  $1,674,371   $31,016,310   $       --    $31,016,310
Gross profit............     6,861,130     5,606,546     948,163    13,415,839           --     13,415,839
Earnings (losses) before
 income taxes...........     2,207,204     2,193,824     168,415     4,569,443    (1,345,467)    3,223,976
Depreciation expense....       276,912       208,680      16,959       502,551        10,885       513,436
Amortization expense....       498,015       169,459      41,982       709,456        64,409       773,865

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

  Revenues for the Company increased $5.4 million, or 35.3%, to $20.7 million for the three months ended June 30, 1999, compared to $15.3 million for the three months ended June 30, 1998. Revenues for the Pharmaceutical Segment increased $4.8 million, or 66.7%, to $12.0 million for the three months ended June 30, 1999, compared to $7.2 million for the three months ended June 30, 1998. In October of 1998, the Company acquired substantially all of the assets of AM Medica Communications ("AM Medica"). The acquisition of AM Medica contributed additional revenues of approximately $5.4 million for the three months ended June 30, 1999. These additional revenues were offset by a decrease of approximately $0.6 million in pharmaceutical telemarketing services revenues driven primarily by soft market acceptance for one of the Company's products and changes to the sales force that supports the Company's telemarketing efforts. Revenues for the Consumer Segment increased $0.6 million, or 8.3%, to $7.8 million for the three months ended June 30, 1999, compared to $7.2 million for the three months ended June 30, 1998. The increase in the Consumer Segment is primarily the result of the addition of several new accounts.

  Cost of revenues for the Company increased $3.8 million, or 44.7%, to $12.3 million for the three months ended June 30, 1999, compared to $8.5 million for the three months ended June 30, 1998. Cost of revenues as a percentage of revenues increased to 59.4% for the three months ended June 30, 1999, from 55.6% for the three months ended June 30, 1998. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment remained at 54.2% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. Excluding AM Medica, the cost of revenues as a percentage of revenues for the Pharmaceutical Segment decreased to 50% for the three months ended June 30, 1999. The decrease is primarily attributable to changes in the mix of the services provided by the Company's sales force, which was partially offset by stable pharmaceutical telemarketing labor costs compared to lower revenues. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 67.9% for the three months ended June 30, 1999, compared to 59.7% for the three months ended June 30, 1998. The increase is primarily due to the start up of the Boca Raton Consumer operation ("Boca Raton Consumer"), which was closed at the end of the second quarter, and TelAc's higher labor, training and overtime costs incurred due to technical system issues.

  Selling, general and administrative expenses (including unusual charge) for the Company increased $3 million, or 65.2%, to $7.6 million for the three months ended June 30, 1999, compared to $4.6 million for the three months ended June 30, 1998. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Company increased to 36.7% for the three months ended June 30, 1999, compared to 30.1% for the three months ended June 30, 1998. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Pharmaceutical Segment decreased to 22.5% for the three months ended June 30, 1999, compared to 25% for the three months ended June 30, 1998. The acquisition of AM Medica resulted in a decrease of 10.8 percentage points in selling, general and administrative expenses (including unusual charge) as a percentage of revenues. Therefore, excluding AM Medica, selling, general and administrative expense (including unusual charge) as a percentage of revenues increased to 33.3% for the three months ended June 30, 1999. The increase was primarily due to an increase in reserve for bad debts, and additions to the sales force and information systems structure. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Consumer Segment increased to 39.7% for the three months ended June 30, 1999, compared to 23.6% for the three months ended June 30, 1998. The start up of the Boca Raton Consumer operation, which was closed at the end of the second quarter, increased the selling, general and administrative expenses (including unusual charge) as a percentage of revenues by 6.8 percentage points. Approximately,
4.7 percentage points of the increase is attributable to higher depreciation and leasing costs associated with the Texas and Rosslyn, Virginia expansions and an increase in the allowance for bad debts.

  In the second quarter of 1999, the Company approved a Corporate Plan (the "Plan") to strengthen revenue growth, improve performance and increase shareholder value. The Plan included the following:

  . The closing of the New York City business development office, the subleasing of a portion of the Rosslyn facility and the relocation of the Corporate Headquarter Offices to the Boca Raton facility,

  . The reassignment of key corporate personnel to more effectively oversee the Company,

  .  The appointment of an additional board member with extensive
     Pharmaceutical experience,

  . The consolidating of TMS Professional Markets Group ("TMS") and TelAc Teleservices Group ("TelAc") into one operating division with one integrated management team,

  . The consolidating and streamlining of management information systems, finance and management reporting systems and human resources policies and procedures inclusive of employee utilization to gain efficiencies and effectiveness,

  . The reduction of head count as a result of the closing of the Boca Consumer operation,

  . The acceleration of the integration of the Company's Pharmaceutical services.

  . The refocus on the core businesses and exploration of alternatives for the non-core businesses,

  . The continuing commitment to actively seek and create opportunities to cross-sell and collaborate on shared client assignments between divisions.

  . The continuing commitment by management to develop new products such as internet-based services.

The decision to consolidate TMS and TelAc and streamline management information systems, finance and management reporting systems and human resources, was based on the Company's past efforts to actively seek and create opportunities to cross-sell and collaborate on shared client assignments. In the early stages of collaboration between TMS and TelAc, it became apparent that the operational integration of these two divisions was not seamless, and was in fact causing barriers to the effective leveraging of each divisions' capabilities and relationships. Operational differences existed in management information systems, financial and management reporting systems and human resources policies and procedures inclusive of personnel utilization.

  These differences, coupled with related profitability challenges had a negative impact on the Company's First and Second Quarter performances.

  As of June 30, 1999, unusual charges of $45,000 and $17,000 were recorded in the Consumer and Pharmaceutical Segments, respectively. These unusual charges represent severance accruals for approximately 22 employees. These employees will be paid severance over the period ending September 1999 and the future pre-tax cashflow will be approximately $62,000.

  Corporate expenses (including unusual charge) as a percentage of revenues increased to 5.8% for the three months ended June 30, 1999, compared to 4.6% for the three months ended June 30, 1998. Approximately, 1.9 percentage points of the increase is attributed to an unusual charge recorded by the Company. The Company engaged outside professionals to assist in exploring strategic alternatives and incurred costs totaling $247,607. These costs were recorded as an unusual charge and included legal and consulting fees. Lastly, the Company determined that certain acquisitions, which the Company was evaluating, would not be completed and therefore the Company wrote-off the costs of $200,391. These costs were recorded as an unusual charge and included accounting, travel and legal fees. Excluding the unusual charges noted above, the corporate expenses as a percentage of revenues decreased to 3.9% of revenues as the Company continued to leverage its revenue growth.

  Amortization expense for the Company increased $0.5 million, or 166.7%, to $0.8 million for the three months ended June 30, 1999, compared to $0.3 million for the three months ended June 30, 1998. Amortization expense for the Pharmaceutical Segment increased to $0.7 million for the three months ended June 30, 1999, compared to $0.2 million for the three months ended June 30, 1998. The increase primarily is driven by the acquisition of AM Medica in October of 1998. Amortization for the Consumer Segment did not change from the prior quarter amount of $0.09 million.

  Net interest expense for the Company was $0.8 million for the three months ended June 30, 1999, compared to $0.1 million for the three months ended June 30, 1998. The increase is primarily the result of the acquisition of AM Medica in October of 1998 and the payment of the 1998 earnouts through a draw on the Credit Facility.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

  Revenues for the Company increased $12.4 million, or 40%, to $43.4 million for the six months ended June 30, 1999, compared to $31.0 million for the six months ended June 30, 1998. Revenues for the Pharmaceutical Segment increased $9.4 million, or 62.6%, to $24.4 million for the six months ended June 30, 1999, compared to $15.0 million for the six months ended June 30, 1998. In October of 1998, the Company acquired substantially all of the assets of AM Medica. The acquisition of AM Medica contributed additional revenues of approximately $10.5 million for the six months ended June 30, 1999. These additional revenues were offset by a decrease of approximately $1.1 million in pharmaceutical telemarketing services revenues due to soft market acceptance for one of the Company's products and changes to the sales force that supports the Company's telemarketing efforts. Revenues for the Consumer Segment increased $2.5 million, or 17.5%, to $16.8 million for the six months ended June 30, 1999, compared to $14.3 million for the six months ended June 30, 1998. The increase in the Consumer Segment is primarily the result of the addition of several new accounts.

  Cost of revenues for the Company increased $9.1 million, or 51.7%, to $26.7 million for the six months ended June 30, 1999, compared to $17.6 million for the six months ended June 30, 1998. Cost of revenues as a percentage of revenues increased to 61.5% for the six months ended June 30, 1999, from 56.8% for the six months ended June 30, 1998. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 56.6% for the six months ended June 30, 1999, compared to 54.7% for the six months ended June 30, 1998. Approximately, 3 percentage points of the increase was the result of the acquisition of AM Medica, which has a different cost structure than the other businesses within the Pharmaceutical Segment. Therefore, excluding the impact of AM Medica, the cost of revenues as a percentage of revenues for the Pharmaceutical Segment decreased to 53.6% for the six months ended June 30, 1999. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 69.6% for the six months ended June 30, 1999, compared to 60.8% for the six months ended June 30, 1998. The increase was primarily due to the start up of the Boca Raton Consumer operation, which was closed at the end of the second quarter and TelAc's higher labor, training and overtime costs incurred due to technical systems issues.

  Selling, general and administrative expenses (including unusual charges) for the Company increased $4.9 million, or 52.1%, to $14.3 million for the six months ended June 30, 1999, compared to $9.4 million for the six months ended June 30, 1998. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Company increased to 32.9% for the six months ended June 30, 1999, compared to 30.3% for the six months ended June 30, 1998. Selling, general, and administrative expenses (including unusual charge) as a percentage of revenues for the Pharmaceutical Segment decreased to 22.1% for the six months ended June 30, 1999, compared to 28% for the six months ended June 30, 1998. The acquisition of AM Medica resulted in a decrease of 9.3 percentage points in selling, general and administrative expenses (including unusual charge) as a percentage of revenues. The increase for the other operating units within the Pharmaceutical Segment is primarily attributable to the increase in compensation of sales and information technology staff, and the increase in the allowance for bad debts. Selling, general, and administrative expenses (including unusual charge) as a percentage of revenues for the Consumer Segment increased to 33.9% for the six months ended June 30, 1999 compared to 22.4% for the six months ended June 30, 1998. The start up of the Boca Raton Consumer operation, which was closed at the end of the second quarter, increased the selling, general and administrative expenses (including unusual charge) as a percentage of revenues by 4.1 percentage points. The balance of the increase is attributable to higher depreciation, higher leasing costs associated with the Texas and Virginia expansions, and the increase in the allowance for bad debts. These additional costs represent the following increases as a percentage of revenues, respectively; 2.1, 2.6, and 1.5 percentage points. (See the Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30, 1998 for the discussion on the Corporate Plan).

  As of June 30, 1999, unusual charges of $45,000 and $17,000 were recorded in the Consumer and Pharmaceutical Segment, respectively. These unusual charges represent severance accruals for approximately 22 employees. These employees will be paid severance over the period ending September 1999 and the future pre-tax cashflow will be approximately $62,000.

  Corporate expenses (including unusual charges) as a percentage of revenues increased to 4.8% for the six months ended June 30, 1999, compared to 4.2% for the six months ended June 30, 1998. Approximately, 1 percentage point of the increase is attributed to an unusual charge recorded by the Company. The Company engaged outside professionals to assist in exploring strategic alternatives and incurred costs totaling $247,607. These costs were recorded as an unusual charge and included legal and consulting fees. Lastly, the Company determined that certain acquisitions, which the Company was evaluating, would not be completed and therefore the Company wrote-off the costs of $200,391. These costs were recorded as an unusual charge and included accounting, travel and legal fees. Excluding the unusual charges noted above, the corporate expenses as a percentage of revenues decreased slightly to 3.9% of revenues.

  Amortization expense for the Company increased $1.0 million, or 125%, to $1.8 million for the six months ended June 30, 1999, compared to $0.8 million for the six months ended June 30, 1998. Amortization expense for the Pharmaceutical Segment increased to $1.3 million for the six months ended June 30, 1999, compared to $0.5 million for the six months ended June 30, 1998. The increase is primarily attributable to the acquisition of AM Medica in October of 1998 and contingent payments made to the former shareholders of acquired companies in the Pharmaceutical Segment resulting in an increase in goodwill, and a corresponding increase in amortization expense. Amortization expense for the Consumer Segment did not change from the prior period amount of $0.02 million. Amortization expense for Corporate increased to $0.3 million for the six months ended June 30, 1999, compared to $0.06 million for the six months ended June 30, 1998. The increase is primarily attributed to the amortization of loan origination fees relating to the Company's Credit Facility.

  Net interest expense for the Company was $1.3 million for the six months ended June 30, 1999, compared to $0.6 million for the six months ended June 30, 1998. The increase is primarily due to the acquisition of AM Medica in October of 1998 and funding of 1998 earnout payments.

Liquidity and Capital Resources

  At June 30, 1999, the Company had working capital of ($26.3) million, a decrease of $28.2 million from $2.0 million at December 31, 1998. The decrease in working capital is primarily attributed to the reclassification of the Company's long-term portion of indebtedness to current portion of indebtedness. Because of the operating losses reported by the Company for the quarter and period ended June 30, 1999, the Company was not in compliance with certain financial covenants of the Credit Facility. The Company is engaged in ongoing negotiations with the Bank Group, that provided the Credit Facility, to obtain a waiver of the violated covenants and restructure the Credit Facility. As of June 30, 1999, the Company is current on all of its payments on the Credit Facility however, if the negotiations with the Bank Group are not successful, the Company will need to find other sources of financing to continue to operate. The Company is exploring further options to ensure access to adequate working capital. Importantly, the Company's core pharmaceutical business units in medical education and meetings management, sample fulfillment, database management, direct mail, and sales automation have maintained their earnings performance. The Company has discontinued the Boca Raton Consumer operation that contributed to the Company's earnings disappointment in the Second Quarter of 1999. To achieve further improvements in earnings performance, the Company has made progress toward the consolidation of its TMS and TelAc operations into a single operating unit that integrates finance, human resources and management information systems functions. The Company has streamlined its service locations, closing the aforementioned consumer operation in Boca Raton and the Company's New York City business development office. In addition, the Company has sub-leased a portion of its Rosslyn, Virginia facility, and will vacate its Corporate Headquarters Offices, absorbing the remaining corporate staff into other facilities. The Company's new Corporate Headquarters will be located in the Boca Raton facility, where most of the finance and administration staff is already based. Management believes that its Corporate Plan which includes the items discussed above will position the Company to return to historical earnings performance levels. As of June 30, 1999, the Company had cash and cash equivalents of $3.2 million compared, to $2.0 million as of December 31, 1998.

  Net cash used in operating activities during the first half of 1999 was $8.2 million, compared to $3.3 million during the first half of 1998. The increase in the cash used by operating activities for 1999 was primarily the result of the 1998 contingent payments made to former shareholders of acquired companies in the second quarter of 1999.

  The net cash used in investing activities during the first half of 1999 was $6.6 million, compared to $2.9 million during the first half of 1998. Cash utilized for capital expenditures increased to $1.2 million, due to the expansion of the Company's facilities and the upgrade of computers and telephone systems. In addition, the Company made payments of approximately $2.5 million of additional purchase price due to the former shareholders of acquired companies.

  Net cash provided by financing activities was $16.1 million for the first half of 1999, compared to $6.2 million for the first half of 1998. $20.8 million of cash provided by financing activities is due to draws made on the Credit Facility in order to finance the contingent purchase price payments and fund operations. On February 23, 1999, the Board of Directors authorized the Company to redeem 25,000 shares of the Company's preferred stock, Series 1998, at an aggregate price of $2.5 million. In addition, during 1998, the proceeds received from the initial public offering were used to retire the credit facility and long term related party debt.

Year 2000 Issue

  As a rapidly growing outsourced marketing services company, the Company is dependent on computer systems and applications to conduct its business. Some computer systems and applications include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

  The Company has developed and is executing a comprehensive risk-based plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covers four stages including (i) identification, (ii) assessment, (iii) remediation, and (iv) testing.

  The Company has completed the process of identifying and assessing all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company is currently in the process of remediating and testing of its major systems that have been identified as adversely affected, and expects to complete these processes before the end of the third quarter of 1999.

  In addition to computers and related systems, the operation of office equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the Year 2000 Problem. The Company continues to assess the potential effects of, and cost of remediating, the Year 2000 Problem on its office equipment.

  The Company has incurred costs to date of $194,000 and estimates the total cost of any required modifications, upgrades, or replacements of its internal systems to be $272,000. While the estimated cost of these efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The estimated cost will be monitored and will be revised as additional information becomes available.

  The Company is continuing its communication with its major clients and suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Problems. There can be no assurance that these clients and suppliers will resolve any or all Year 2000 Problems with their systems before the occurrence of a material disruption to the business of the Company. Any failure of these clients and suppliers to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

  The Company is developing contingency plans to be implemented as part of its efforts to identify and correct Year 2000 Problems affecting its internal systems. The Company expects to complete its contingency plans by the end of the third quarter of 1999. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

PART II OTHER INFORMATION

Item 3. Defaults by the Company upon its Senior Securities

  As of June 30, 1999, the Company was in default of sections 7.9(a) and (d) of the Credit Facility's financial covenants; namely the Consolidated Leverage Ratio and the Consolidated Senior Funded Debt to Adjusted EBITA ratio, respectively. See Note 4 to the Notes to the Financial Statements elsewhere in this report.

Item 4. Submission of Matters to a Vote of Security Holders

  On May 25, 1999, the Company held its 1999 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders:

    1. The following seven individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the Directors of the Company:

      Peter D. Bewley                 For:                                      7,499,584
                                      Withhold Authority:                         250,000
      Liam S. Donohue                 For:                                      7,499,584
                                      Withhold Authority:                         250,000
      Lee H. Edelstein                For:                                      7,499,584
                                      Withhold Authority:                         250,000
      John W. Fitzgerald*             For:                                      7,499,584
                                      Withhold Authority:                         250,000
      John H. Foster*                 For:                                      7,499,584
                                      Withhold Authority:                         250,000
      Stephen F. Nagy                 For:                                      7,499,584
                                      Withhold Authority:                         250,000
      Shawkat Raslan                  For:                                      7,499,584
                                      Withhold Authority:                         250,000

    2. The holders of 4,933,782 shares of common stock voted in favor of, the holders of 1,172,706 shares of common stock voted against, and the holders of 16,000 shares of common stock abstained, with respect to approval of an amendment to the Company's 1997 Stock Option Plan to increase the number of shares of common stock authorized for issuance over the term of the Stock Option Plan by an additional 500,000 shares.

    3. The holders of 7,746,479 shares of common stock voted in favor of, and the holders of 3,605 shares of common stock voted against, with respect to the ratification of the selection of PricewaterhouseCoopers, LLP, independent certified public accountants, to serve as independent accountants for the Company.

    * Subsequent to the 1999 Annual Meeting of Shareholders, Michael Dinkins, President and Chief Executive Officer of the Company, and Douglas Rebak, President of the Phoenix Marketing Group of the Company, were elected as Directors of the Company to fill vacancies caused by the resignations of John W. Fitzgerald and John H. Foster.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

 27  Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACCESS WORLDWIDE COMMUNICATIONS,
                                          INC.

Date:
                                                    /s/ Michael Dinkins
                                          By: ________________________________
                                              Michael Dinkins, President and
                                                  Chief Executive Officer
                                               (principal executive officer)

Date:
                                                     /s/ Richard Lyew
                                          By: ________________________________
                                             Richard Lyew, Vice President and
                                              Corporate Controller (principal
                                             financial and accounting officer)