Form 10-Q
period 1999-09-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 1999-11-12
CIK 1048422

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

              For the quarterly period ending September 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  EXCHANGE ACT OF 1934

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


                                                        33431
 4950 Blue Lake Drive, Suite 300 Boca
            Raton, Florida

                                                     (Zip Code)
    (Address of Principal Executive
               Offices)

      Registrant's telephone number, including area code 1 (800) 522-3447

                       2200 Clarendon Blvd., 11th Floor
                           Arlington, Virginia 22201
                 (Former address, if changed since last year)

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

  9,528,478 shares of Common Stock, $.01 par value, as of November 1, 1999

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                     INDEX

Part I--Financial Information

Item 1. Financial Statements
    Balance Sheets--September 30, 1999 and December 31, 1998.............    1
    Statements of Operations--
          Three Months Ended September 30, 1999 and September 30, 1998
          Nine Months Ended September 30, 1999 and September 30, 1998....    2
    Statements of Cash Flows--Nine Months Ended September 30, 1999 and
     September 30, 1998..................................................    3
    Notes to Financial Statements........................................  4-6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations................................................... 7-11
Part  II--Other Information..............................................
Item 3. Default by the Company upon its Senior Securities................   12
Item 6. Exhibits and Reports on Form 8-K.................................   12
    Signature............................................................   13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                     September 30,
                                                         1999       December 31,
                                                      (Unaudited)       1998
                                                     -------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents.........................  $  1,470,534   $  1,912,219
 Accounts receivable, net of allowance for
  doubtful accounts of $859,920 and $184,801,
  respectively.....................................    20,028,723     20,046,495
 Billings in excess of costs.......................       109,596        240,287
 Other assets......................................     2,373,399      1,715,035
                                                     ------------   ------------
   Total current assets............................    23,982,252     23,914,036
 Property and equipment, net.......................    11,744,408      8,565,188
 Other assets......................................       458,585        917,197
 Intangible assets, net............................    71,323,110     71,025,795
                                                     ------------   ------------
   Total assets....................................  $107,508,355   $104,422,216
                                                     ============   ============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
 AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses.............  $  5,219,615   $  6,894,231
 Accrued interest and other related party ex-
  penses...........................................       102,819      8,516,293
 Accrued salaries, wages and related benefits......     1,770,827      2,007,827
 Due to related parties............................           --          42,303
 Deferred revenue..................................     3,061,915      1,998,486
 Current portion of indebtedness...................    40,572,044         63,431
 Current portion of indebtedness--related par-
  ties.............................................     2,116,019      2,421,770
                                                     ------------   ------------
   Total current liabilities ......................    52,843,239     21,944,341
Long-term portion of indebtedness..................        30,718     25,609,170
Long-term portion of indebtedness--related par-
 ties..............................................     3,665,000      4,238,310
Mandatorily redeemable preferred stock, $.01 par
 value: 8% cumulative as of February 10, 1998,
 2,000,000 shares authorized, 40,000 and 65,000
 shares issued and outstanding at September 30,
 1999 and December 31, 1998, respectively..........     4,000,000      6,500,000
                                                     ------------   ------------
   Total liabilities and mandatorily redeemable
    preferred stock................................    60,538,957     58,291,821
                                                     ------------   ------------
Stockholders' equity:
 Common stock, $.01 par value: voting: 20,000,000
  shares authorized; 9,528,478 and 9,043,185
  shares issued at September 30, 1999 and December
  31, 1998, respectively; 9,528,478 and 9,027,730
  shares outstanding at September 30, 1999 and
  December 31, 1998, respectively..................        95,285         90,432
 Additional paid-in capital........................    62,932,032     58,490,848
 Accumulated deficit...............................   (16,057,919)   (12,392,763)
 Less: cost of treasury stock, 15,455 shares at
  December 31, 1998................................           --         (52,530)
 Deferred compensation.............................           --          (5,592)
                                                     ------------   ------------
   Total stockholders' equity .....................    46,969,398     46,130,395
                                                     ------------   ------------
   Total liabilities, mandatorily redeemable pre-
    ferred stock and stockholders' equity..........  $107,508,355   $104,422,216
                                                     ============   ============

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                            Three Months Ended         Nine Months Ended
                          ------------------------  ------------------------
                               September 30,             September 30,
                          ------------------------  ------------------------
                             1999         1998         1999         1998
                          -----------  -----------  -----------  -----------
Revenues................  $16,761,284  $16,380,945  $60,198,102  $47,397,255
Cost of revenues (exclu-
 sive of depreciation)..   11,090,108    8,652,020   37,745,963   26,252,491
                          -----------  -----------  -----------  -----------  ---
 Gross profit...........    5,671,176    7,728,925   22,452,139   21,144,764
Selling, general and
 administrative expenses
 (selling, general and
 administrative expenses
 paid to related parties
 are $214,465 and
 $237,256 and $592,404
 and $732,596,
 respectively)..........    7,576,558    5,507,422   21,339,514   14,925,420
Amortization expense....      660,710      411,582    2,478,977    1,185,447
Unusual charge..........    1,016,353          --     1,526,351          --
                          -----------  -----------  -----------  -----------
 (Loss) income from op-
  erations..............   (3,582,445)   1,809,921   (2,892,703)   5,033,897
Interest income.........       46,131       26,295       97,686      118,377
Interest (expense)
 income-related
 parties................      (48,562)     111,844     (184,455)    (528,229)
Interest (expense)......   (1,088,621)     (21,475)  (2,260,925)     (55,807)
                          -----------  -----------  -----------  -----------
 (Loss) income before
  income tax (benefit)
  expense and
  extraordinary charge..   (4,673,497)   1,926,585   (5,240,397)   4,568,238
Income tax (benefit) ex-
 pense..................   (1,423,523)     845,151   (1,676,927)   2,010,025
                          -----------  -----------  -----------  -----------
 (Loss) income before
  extraordinary charge..   (3,249,974)   1,081,434   (3,563,470)   2,558,213
Extraordinary charge on
 extinguishment of debt
 (net of applicable
 income taxes of
 $82,195)...............          --           --      (101,686)         --
                          -----------  -----------  -----------  -----------
 Net (loss) income......  $(3,249,974) $ 1,081,434  $(3,665,156) $ 2,558,213
                          ===========  ===========  ===========  ===========
(Loss) earnings per
 share of common stock
 Basic:
  (Loss) income before
   extraordinary
   charge...............  $     (0.34) $      0.12  $     (0.38) $      0.30
  Extraordinary charge..  $       --   $       --   $     (0.01) $       --
  Net (loss) income.....  $     (0.34) $      0.12  $     (0.39) $      0.30
 Diluted:
  (Loss) income before
   extraordinary
   charge...............  $     (0.34) $      0.12  $     (0.38) $      0.30
  Extraordinary charge..  $       --   $       --   $     (0.01) $       --
  Net (loss) income.....  $     (0.34) $      0.12  $     (0.39) $      0.30

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                        1999          1998
                                                     -----------  ------------
Cash flows from operating activities:
  Net (loss) income................................. $(3,665,156) $  2,558,213
  Adjustments to reconcile net (loss) income to net
   cash used in operating activities:
    Depreciation and amortization...................   4,177,031     2,046,331
    Provision for doubtful accounts.................     916,805      (110,592)
    Extraordinary charge, net of applicable income
     taxes..........................................     101,686           --
    Income tax effect of extraordinary charge.......      82,195           --
    Interest expense on mandatorily redeemable
     preferred stock................................         --         96,001
  Changes in operating assets and liabilities,
   excluding effects from acquisitions:
    Accounts receivable.............................    (899,033)   (5,584,876)
    Due to related parties and affiliates...........    (194,909)     (297,329)
    Other assets....................................    (241,534)   (1,388,257)
    Accounts payable and accrued expenses...........  (1,674,616)     (334,572)
    Accrued interest and related party expenses.....  (8,413,476)   (1,866,233)
    Accrued salaries, wages and related benefits....    (237,000)    1,087,239
    Deferred revenue................................   1,063,429       174,983
                                                     -----------  ------------
    Net cash used in operating activities ..........  (8,984,578)   (3,619,092)
                                                     -----------  ------------
Cash flows from investing activities:
  Additions to property and equipment...............  (4,877,297)   (4,185,386)
  Business acquisitions, net of cash acquired ......  (2,629,477)     (726,241)
                                                     -----------  ------------
    Net cash used in investing activities...........  (7,506,774)   (4,911,627)
                                                     -----------  ------------
Cash flows from financing activities:
  Net borrowings (payments) under line of credit
   facility.........................................  14,949,813    (4,030,000)
  Proceeds from sale of common and preferred stock..   4,498,567    45,335,050
  Repurchase of mandatorily redeemable preferred
   stock............................................  (2,500,000)          --
  Repayment of related party debt...................    (879,061)  (36,348,637)
  Payments on capital lease.........................     (19,652)      (54,536)
  Proceeds from notes payable.......................         --      5,500,000
  Change in other assets related to deferred
   issuance costs...................................         --     (1,919,328)
  Treasury stock purchases..........................         --       (362,500)
                                                     -----------  ------------
      Net cash provided by financing activities.....  16,049,667     8,120,049
                                                     -----------  ------------
      Net decrease in cash and cash equivalent......    (441,685)     (410,670)
    Cash and cash equivalents, beginning of period
     ...............................................   1,912,219     2,014,711
                                                     -----------  ------------
    Cash and cash equivalents, end of period........ $ 1,470,534  $  1,604,041
                                                     ===========  ============

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts included in the financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

2. RECLASSIFICATIONS

  Certain reclassifications have been made to the December 31, 1998 balance sheet and the September 30, 1998 statement of operations and cash flows to conform with the September 30, 1999 presentation.

3. UNUSUAL CHARGE

  In the second quarter of 1999, the Company approved a Corporate Plan (the "Plan") to strengthen revenue growth, improve performance and increase stockholder value. The Plan included, among other things, the consolidation of TMS Professional Markets Group ("TMS") and TelAc Teleservices Group ("TelAc"). As a result of the consolidation, an unusual charge of $62,000 was recorded for severance accruals which were subsequently paid to approximately 22 employees. In addition, the Company engaged outside professionals to assist in exploring strategic alternatives and incurred costs totaling $248,000. These costs were recorded as an unusual charge and included legal and consulting fees. Lastly, the Company determined that certain acquisitions which the Company was evaluating would not be completed and, therefore, the Company wrote-off costs of $200,000. These costs were recorded as an unusual charge and included accounting, travel and legal expenses.

  In the third quarter of 1999, the Company recorded an additional $867,000 in severance accruals and $149,000 in costs relating to the restructuring of the Company's Credit Facility.

4. EXTINGUISHMENT OF LINE OF CREDIT

  On March 12, 1999, the Company received from a syndicate of financial institutions (including Bank of America, formerly NationsBank, N.A.) (the "Bank Group"), which was arranged by NationsBanc Montgomery Securities LLC,
(i) a revolving credit facility of $40,000,000, with a sublimit of $5,000,000 for the issuance of standby letters of credit and a sublimit of $5,000,000 for swingline loans, and (ii) a term loan facility of $25,000,000 (collectively, the "Credit Facility"). All of the foregoing bears interest at formula rates ranging from either (i) the higher of (a) the Federal Funds Rate plus 0.50% and (b) the prime lending rate charged by NationsBank, N.A. from time to time, plus an applicable margin ranging from 0.0% to 1.0% or (ii) LIBOR, plus an applicable margin ranging from 1.25% to 2.50%. The Company is required to pay a commitment fee on the unused portions of the Credit Facility.

  On March 12, 1999, $28,288,089 of the Credit Facility was used to extinguish the Company's $30,000,000 committed line of credit obtained from NationsBank on January 20, 1998. The Company recognized an extraordinary after-tax charge of $101,686 or $0.01 per share as a result of the extinguishment of the $30,000,000 committed line of credit obtained from NationsBank on January 20, 1998 and the related write-off of deferred financing fees. In addition, $2,500,000 of the Credit Facility was used to redeem 25,000 shares of the Company's mandatorily redeemable preferred stock, Series 1998, at a price of $100 per share. No gain or loss was recorded on the redemption of shares.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

  The Credit Facility is collateralized by substantially all of the assets of the Company and has certain financial covenants. Because of the operating losses reported by the Company, the Company was not in compliance with certain financial covenants of its Credit Facility at September 30, 1999. The Company has been in ongoing negotiations with the Bank Group to restructure the Credit Facility. Accordingly, the entire amount outstanding under the Credit Facility remains classified as current portion of indebtedness as of September 30, 1999.

  On September 28, 1999, the Company entered into a Forebearance Agreement with the Bank Group. The Forebearance Agreement provides that the Bank Group will (a) forebear exercising their right to stop making extensions of credit and to accelerate the full outstanding balance on the Credit Facility as allowed by the Credit Facility, (b) agree not to charge interest on the outstanding balance on the Credit Facility at the full default rate (approximately 11%), and (c) continue to make available to the Company draws as provided under the Credit Facility. However, the Forebearance Agreement limits the Company's ability to draw on its Credit Facility to $16 million without prior consent of the Bank Group. The Forebearance Agreement expired on November 8, 1999 and the Company is currently in negotiation with the Bank Group to obtain an extension.

5. INCOME TAXES

  The Company's effective tax rate of 32% in the first three quarters of 1999 differs from the Federal statutory rate due primarily to meals and entertainment, officers' life insurance and non-deductible goodwill amortization.

6. (LOSS) EARNINGS PER COMMON SHARE

  (Loss) earnings per common share are calculated as follows:

                                                For the Three Months Ended
                          ------------------------------------------------------------------------
                                  September 30, 1999                   September 30, 1998
                          ------------------------------------ -----------------------------------
                            (Loss)        Shares     Per Share   Income       Shares     Per Share
                          (Numerator)  (Denominator)  Amount   (Numerator) (Denominator)  Amount
                          -----------  ------------- --------- ----------- ------------- ---------
Basic...................  ($3,249,974)   9,528,478    ($0.34)  $1,081,434    9,015,685     $0.12
Effect of dilutive
 securities:
  Stock options.........          --           --        --           --        37,346       --
  Earnout contingency...          --           --        --           --        55,422       --
                          -----------    ---------    ------   ----------    ---------     -----
(Loss) earnings per
 share of common stock--
 dilutive...............  ($3,249,974)   9,528,478    ($0.34)  $1,081,434    9,108,453     $0.12
                          ===========    =========    ======   ==========    =========     =====
                                                 For the Nine Months Ended
                          ------------------------------------------------------------------------
                                  September 30, 1999                   September 30, 1998
                          ------------------------------------ -----------------------------------
                            (Loss)        Shares     Per Share   Income       Shares     Per Share
                          (Numerator)  (Denominator)  Amount   (Numerator) (Denominator)  Amount
                          -----------  ------------- --------- ----------- ------------- ---------
Basic...................  ($3,665,156)   9,361,562    ($0.39)  $2,558,213    8,517,525     $0.30
Effect of dilutive
 securities:
  Stock options.........          --           --        --           --        76,308       --
  Earnout contingency...          --           --        --           --        60,854       --
                          -----------    ---------    ------   ----------    ---------     -----
(Loss) earnings per
 share of common stock--
 dilutive...............  ($3,665,156)   9,361,562    ($0.39)  $2,558,213    8,654,687     $0.30
                          ===========    =========    ======   ==========    =========     =====

  Since the effects of the stock options and earnout contingencies are anti-dilutive for the three and nine month period ended September 30, 1999, these effects have not been included in the calculation of dilutive EPS for 1999.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

7. SEGMENTS

  In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

  The table below presents information about net (losses) earnings and segments used by the chief operating decision-maker of the Company:

For the three months ended September 30,

                          Pharmaceutical  Consumer      Other     Segment Total Reconciliation    Total
                          -------------- -----------  ----------  ------------- -------------- -----------
1999
Revenues................   $ 9,219,641   $ 6,481,332  $1,060,311   $16,761,284   $       --    $16,761,284
Gross profit............     3,681,089     1,405,968     584,119     5,671,176           --      5,671,176
Losses before income
 taxes..................    (1,707,561)  (1,251,963)      (5,562)   (2,965,086)   (1,708,411)   (4,673,497)
Depreciation expense....       417,339       234,082      12,691       664,112        10,864       674,976
Amortization expense....       671,909        84,641      21,795       778,345      (117,635)      660,710
1998
Revenues................   $ 7,897,305   $ 7,636,452  $  844,188   $16,377,945   $     3,000   $16,380,945
Gross profit............     3,945,296     3,344,031     436,598     7,725,925         3,000     7,728,925
Earnings (losses) before
 income taxes...........     1,367,992     1,391,494      12,748     2,772,234      (845,649)    1,926,585
Depreciation expense....       196,370       134,560       9,441       340,371         7,077       347,448
Amortization expense....       262,071        84,642      20,991       367,704        43,878       411,582

For the nine months ended September 30,
                          Pharmaceutical  Consumer      Other     Segment Total Reconciliation    Total
                          -------------- -----------  ----------  ------------- -------------- -----------
1999
Revenues................   $33,669,044   $23,327,274  $3,201,784   $60,198,102   $       --    $60,198,102
Gross profit............    14,318,775     6,570,892   1,562,472    22,452,139           --     22,452,139
Earnings (losses) before
 income taxes...........        33,994    (1,967,884)   (208,346)   (2,142,236)   (3,098,161)   (5,240,397)
Depreciation expense....       857,034       772,112      37,773     1,666,919        31,135     1,698,054
Amortization expense....     2,012,877       253,924      65,385     2,332,186       146,791     2,478,977
1998
Revenues................   $22,919,176   $21,956,520  $2,518,559   $47,394,255   $     3,000   $47,397,255
Gross profit............    10,806,426     8,950,577   1,384,761    21,141,764         3,000    21,144,764
Earnings (losses) before
 income taxes...........     3,367,786     3,608,430     160,813     7,137,029    (2,568,791)    4,568,238
Depreciation expense....       484,167       332,767      26,400       843,334        17,550       860,884
Amortization expense....       760,086       254,102      62,973     1,077,161       108,286     1,185,447

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

  Revenues for the Company increased $0.4 million, or 2.4%, to $16.8 million for the three months ended September 30, 1999, compared to $16.4 million for the three months ended September 30, 1998. Revenues for the Pharmaceutical Segment increased $1.3 million, or 16.5%, to $9.2 million for the three months ended September 30, 1999, compared to $7.9 million for the three months ended September 30, 1998. In October of 1998, the Company acquired AM Medica Communications, Inc. ("AM Medica"), a medical education services company. AM Medica contributed $3 million in revenues for the three months ended September 30, 1999. These revenues were partially offset by a decrease of $1.7 million in pharmaceutical teleservices revenues, which was primarily caused by the sale of computer equipment for $1 million in 1998, which did not occur in 1999. The remaining decrease was due to a restructuring of the sales force that supports the Company's pharmaceutical teleservices efforts, and some performance bonuses earned in 1998, that did not occur in 1999. Revenues for the Consumer Segment decreased $1.1 million, or 14.5%, to $6.5 million for the three months ended September 30, 1999, compared to $7.6 million for the three months ended September 30, 1998. Approximately, $1.8 million of the decrease was primarily attributed to an overall reduction in production hours provided by one of the Company's major clients and the renegotiation of contract terms with the same client. The decrease was offset by an increase in revenues of $0.7 million from new and existing clients.

  Cost of revenues for the Company increased $2.4 million, or 27.6%, to $11.1 million for the three months ended September 30, 1999, compared to $8.7 million for the three months ended September 30, 1998. Cost of revenues as a percentage of revenues increased to 66.1% for the three months ended September 30, 1999, from 53% for the three months ended September 30, 1998. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 59.8% for the three months ended September 30, 1999, from 50.6% for the three months ended September 30, 1998. Excluding AM Medica, the cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased slightly to 51.6% for the three months ended September 30, 1999. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 78.5% for the three months ended September 30, 1999, compared to 56.6% for the three months ended September 30, 1998. The increase in cost of revenues as a percentage of revenues was primarily attributed to higher personnel turnover which caused higher recruiting, training and floor management costs. Management believes that another contributor to the increase was certain inefficiencies which occurred during the expansion of the Consumer Segment in late 1998 and early 1999. Management has made several changes to correct these inefficiencies.

  Selling, general and administrative expenses (including unusual charge) for the Company increased $3.1 million, or 56.4%, to $8.6 million for the three months ended September 30, 1999, compared to $5.5 million for the three months ended September 30, 1998. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Company increased to 51.2% for the three months ended September 30, 1999, compared to 33.5% for the three months ended September 30, 1998. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 39.1% for the three months ended September 30, 1999, compared to 29.1% for the three months ended September 30, 1998. Excluding AM Medica, selling, general and administrative expenses as a percentage of revenues increased to 51.6% for the three months ended September 30, 1999. The increase was primarily due to an increase in reserves for bad debts resulting from contract disputes and an increase in headcount to support customer service. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment increased to 40% for the three months ended September 30, 1999, compared to 25% for the three months ended September 30, 1998. The increase was primarily attributed to additional personnel and higher depreciation and leasing costs associated with the Plano, Texas and Rosslyn, Virginia expansions.

  Corporate expenses (including unusual charge) for the Company increased $1.0 million, or 111.1%, to $1.9 million for the three months ended September 30, 1999, compared to $0.9 million for the three months ended September 30, 1998. Corporate expenses (including unusual charge) as a percentage of revenues for the Company increased to 11.3% for the three months ended September 30, 1999, compared to 5.5% for the three months ended September 30, 1998. The increase was primarily attributed to $1 million in unusual charges which consisted of $867,000 in severance costs and $149,000 in costs associated with restructuring the Company's Credit Facility. Excluding the unusual charges noted above, corporate expenses as a percentage of revenues for the Company decreased slightly to 5.4%.

  Amortization expense for the Company increased $0.3 million, or 75%, to $0.7 million for the three months ended September 30, 1999, compared to $0.4 million for the three months ended September 30, 1998. The increase was primarily attributed to the amortization of goodwill related to the acquisition of AM Medica.

  Net interest expense for the Company increased $1.2 million, to $1.1 million for the three months ended September 30, 1999, compared to ($0.1) million for the three months ended September 30, 1998. The increase was primarily attributed to draws made on the Credit Facility, to acquire AM Medica in October of 1998 and to make required payments of contingent considerations earned in 1998. In addition, interest expense increased due to the Company's existing default on three of its loan covenants contained in its Credit Facility agreement. The Company's interest rate increased to approximately 9.5% in the third quarter of 1999, from approximately 6.3% in the third quarter of 1998.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

  Revenues for the Company increased $12.8 million, or 27%, to $60.2 million for the nine months ended September 30, 1999, compared to $47.4 million for the nine months ended September 30, 1998. Revenues for the Pharmaceutical Segment increased $10.8 million, or 47.2%, to $33.7 million for the nine months ended September 30, 1999, compared to $22.9 million for the nine months ended September 30, 1998. In October 1998, the Company acquired AM Medica Communications, Inc., a medical education services company. AM Medica contributed revenues of $13.5 million for the nine months ended September 30, 1999. These revenues were partially offset by a decrease of $2.7 million in pharmaceutical telemarketing services revenues, which was primarily caused by the sale of computer equipment for $1 million in 1998, which did not occur in 1999. The remaining decrease was attributed to a large client opening its own call center, a restructuring of the sales force that supports the Company's pharmaceutical teleservices efforts and some performance bonuses earned in 1998 that did not occur in 1999. Revenues for the Consumer Segment increased $1.3 million, or 5.9%, to $23.3 million for the nine months ended September 30, 1999, compared to $22 million for the nine months ended September 30, 1998. The increase was primarily attributed to the addition of several new accounts.

  Cost of revenues for the Company increased $11.4 million, or 43.3%, to $37.7 million for the nine months ended September 30, 1999, compared to $26.3 million for the nine months ended September 30, 1998. Cost of revenues as a percentage of revenues increased to 62.6% for the nine months ended September 30, 1999, from 55.5% for the nine months ended September 30, 1998. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 57.6% for the nine months ended September 30, 1999, compared to 52.8% for the nine months ended September 30, 1998. Excluding AM Medica, the cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased slightly to 53% for the nine months ended September 30, 1999. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 72.1% for the nine months ended September 30, 1999, compared to 59.1% for the nine months ended September 30, 1998. The increase was primarily attributed to costs incurred relative to the realignment of the Boca Raton operation and higher personnel turnover which caused higher recruiting, training, overtime and floor management costs.

  Management believes that another contributor to the increase was certain inefficiencies which occurred during the expansion of the Consumer Segment in late 1998 and early 1999. Management has made several changes to correct these inefficiencies.

  Selling, general and administrative expenses (including unusual charge) for the Company increased $7.9 million, or 52.7%, to $22.9 million for the nine months ended September 30, 1999, compared to $15.0 million for the nine months ended September 30, 1998. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Company increased to 38% for the nine months ended September 30, 1999, compared to 31.6% for the nine months ended September 30, 1998. Selling, general, and administrative expenses (including unusual charge) as a percentage of revenues for the Pharmaceutical Segment decreased to 26.7% for the nine months ended September 30, 1999, compared to 28.4% for the nine months ended September 30, 1998. Excluding AM Medica, selling, general and administrative expenses as a percentage of revenue increased to 37.6% for the nine months ended September 30, 1999. The increase was primarily attributable to an increase in reserves for bad debts resulting from contract disputes and an increase in head count to support customer services, sales and information technology. Selling, general, and administrative expenses (including unusual charge) as a percentage of revenues for the Consumer Segment increased to 35.6% for the nine months ended September 30, 1999, compared to 23.2% for the nine months ended September 30, 1998. The increase was primarily attributed to additional personnel and higher depreciation and leasing costs associated with the Plano, Texas and Rosslyn, Virginia expansions.

  Corporate expenses (including unusual charge) for the Company increased $1.8 million, or 81.8%, to $4.0 million for the nine months ended September 30, 1999, compared to $2.2 million for the nine months ended September 30, 1998. Corporate expenses (including unusual charge) as a percentage of revenues of the Company increased to 6.6% for the nine months ended September 30, 1999, compared to 4.6% for the nine months ended September 30, 1998. In the second quarter of 1999, the Company engaged outside professionals to assist in exploring strategic alternatives and incurred costs totaling $248,000 and determined that certain acquisitions, which the Company was evaluating, would not be completed and therefore wrote-off costs of $200,000. In the third quarter of 1999, the Company recorded an additional $1 million of unusual charges which consisted of $867,000 in severance costs and $149,000 in costs associated with the restructuring of the Company's Credit Facility. Excluding the unusual charges noted above, the corporate expenses as a percentage of revenues for the Company decreased slightly to 4.3%.

  Amortization expense for the Company increased $1.3 million, or 108%, to $2.5 million for the nine months ended September 30, 1999, compared to $1.2 million for the nine months ended September 30, 1998. The increase was primarily attributable to the amortization of goodwill related to the acquisition of AM Medica and the amortization of goodwill on payments of contingent consideration earned in 1998.

  Net interest expense for the Company increased $1.8 million, to $2.3 million for the nine months ended September 30, 1999, compared to $0.5 million for the nine months ended September 30, 1998. The increase was primarily attributed to draws made on the Credit Facility to acquire AM Medica in October of 1998 and to make required payments of contingent consideration earned in 1998. In addition, interest expense increased due to the Company's existing default on three loan covenants contained in the Credit Facility agreement. The Company's interest rate increased, as of June 1999, from 6.7% to 9.5%.

Liquidity and Capital Resources

  The Company's working capital decreased $30.8 million, to ($28.8) million at September 30, 1999, compared to $2.0 million at December 31, 1998. The decrease in working capital is primarily attributed to the reclassification of the Company's long-term portion of indebtedness to current portion of indebtedness. Because of the operating losses reported by the Company, the Company was not in compliance with certain financial covenants of the Credit Facility. The Company has been in ongoing negotiations with the Bank Group, that provided the Credit Facility, to restructure the Credit Facility. On September 28, 1999, the Company entered into a Forebearance Agreement with the Bank Group. The Forebearance Agreement provides that the Bank

Group will (a) forebear exercising their right to stop making extensions of credit and to accelerate the full outstanding balance on the Credit Facility as allowed by the Credit Facility, (b) agree not to charge interest on the outstanding balance on the Credit Facility at the full default rate (approximately 11%), and (c) continue to make available to the Company draws as provided under the Credit Facility. However, the Forebearance Agreement limits the Company's ability to draw on its Credit Facility to $16 million without prior consent of the Bank Group. The Forebearance Agreement expired on November 8, 1999 and the Company is currently in negotiation with the Bank Group to obtain an extension.

  If the negotiations with the Bank Group are not successful, the Company will need to find other sources of financing to continue to operate. The Company is exploring further options to ensure access to adequate working capital. Since April 1999, the Company has not made any additional draws on the Credit Facility and has been current on all its payments on the Credit Facility. As of September 30, 1999, the Company had cash and cash equivalents of $1.5 million, compared to $1.9 million as of December 31, 1998.

  Net cash used in operating activities was $9 million for the three quarters ended September 30, 1999, compared to $3.6 million for the three quarters ended September 30, 1998. The increase in cash used by operating activities was primarily attributed to payments of contingent consideration earned in 1998 and a payment of interest on the Credit Facility.

  The net cash used in investing activities was $7.5 million for the three quarters ended September 30, 1999, compared to $4.9 million for the three quarters ended September 30, 1998. The increase in cash used in investing activities was primarily attributed to payments of contingent consideration earned in 1998.

  Net cash provided by financing activities was $16 million for the three quarters ended September 30, 1999, compared to $8.1 million for the three quarters ended September 30, 1998. Cash provided by financing activities consisted of draws totalling $19.4 million as a result of proceeds from the issuance of common stock and draws made on the Credit Facility to finance payments of contingent consideration earned in 1998 and fund operations. This was offset primarily by the repayments made on related party notes of $0.9 million and the redemption of 25,000 shares of the Company's mandatorily redeemable preferred stock, Series 1998, at an aggregate price of $2.5 million. In addition, during 1998, the proceeds received from the initial public offering were used to retire the Credit Facility and long term related party debt.

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

  The Company has developed and has executed a comprehensive risk-based plan designed to make its computer systems, applications and facilities Year 2000 ready. The plan covered four stages including (i) identification, (ii) assessment, (iii) remediation, and (iv) testing.

  The Company has completed the process of identifying and assessing all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business. The Company has remediated and tested its critical systems that have been identified as adversely affected.

  In addition to computers and related systems, the operation of office equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators and other common devices may be affected by the Year 2000 Problem. The Company continues to assess the potential effects of, and cost of remediating, the Year 2000 Problem on its office equipment.

  The Company has incurred costs to date of $261,000 and estimates the total cost of any required modifications, upgrades, or replacements of its internal systems to be $300,000. While the estimated cost of these efforts is not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect. The estimated cost will be monitored and will be revised as additional information becomes available.

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

  The Company has identified and resolved all known Year 2000 Problems that could materially adversely affect its business operations. However, since the number of devices that could be affected and the interactions among these devices are numerous, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected.

  The Company is developing contingency plans to be implemented in the event that a critical internal system should fail. Depending on the systems affected, these plans could include accelerated replacement of affected equipment or software, short to medium-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel to correct on an accelerated schedule any Year 2000 Problems that arise or to provide manual workarounds for information systems, and similar approaches. If the Company is required to implement any of these contingency plans, it could have a material adverse effect on the Company's financial condition and results of operations.

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

PART II OTHER INFORMATION

Item 3. Defaults by the Company upon its Senior Securities

  As of September 30, 1999, the Company was in default of sections 7.9(a), (b) and (d) of the Credit Facility's financial covenants; namely the Consolidated Leverage Ratio, the Consolidated Fixed Charge Coverage Ratio and the Consolidated Senior Funded Debt to Adjusted EBITA Ratio, respectively. See
Note 4 to the Notes to the Financial Statements elsewhere in this report.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  10.3  Employment Agreement between the Company and Michael Dinkins


  10.4  Severance Arrangement/Closing Inducement between the Company and Richard Lyew


  10.5  Severance Arrangement/Closing Inducement between the Company and Jack Hamerski


  10.6  Severance Arrangement/Closing Inducement between the Company and Mary Sanchez


  10.7  Severance Arrangement/Closing Inducement between the Company and Andrea Greenan

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