Form 10-K
period 1999-12-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2000-04-17
CIK 1048422

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

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to                .

                        Commission file number 0-23489

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

             Delaware                                52-1309227
__________________________________    _________________________________________
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or organization)

 4950 Blue Lake Drive, Suite 300
       Boca Raton, Florida                              33431
__________________________________    _________________________________________
 (Address of principal executive                     (Zip Code)
             offices)

       Registrant's telephone number, including area code (800) 437-5200
                       2200 Clarendon Blvd., 12th Floor
                           Arlington, Virginia 22201
                 (Former address, if changed since last year)

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2000 was approximately $37,513,618.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 14, 2000 was 9,528,478 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated:

  Part III incorporates information by reference from the Registrant's Proxy Statement to be filed with respect to the 2000 Annual Meeting of Stockholders scheduled to be held on or about May 30, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Part I
Item  1.  Business.........................................................    1
Item  2.  Properties.......................................................   12
Item  3.  Legal Proceedings................................................   12
Item  4.  Submission of Matters to a Vote of Security Holders..............   12
Part II
Item  5.  Market for Registrant's Common Equity and Related Shareholder
 Matters...................................................................   13
Item  6.  Selected Financial Data..........................................   14
Item  7.  Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................   15
Item 7A. Quantitative and Qualitative Disclosures about Market Risk........   20
Item  8.  Financial Statements and Supplementary Data......................   21
Item  9.  Changes In and Disagreements with Accountants on Accounting and
 Financial Disclosures.....................................................   44
Part III
Item 10.  Directors and Executive Officers of the Registrant...............   44
Item 11.  Executive Compensation...........................................   44
Item 12.  Security Ownership of Certain Beneficial Owners and Management...   44
Item 13.  Certain Relationships and Related Transactions...................   44
Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   44
    Signatures.............................................................   46
    Index to Exhibits......................................................   47

PART I

Item 1. Business

General

  Founded in 1983, Access Worldwide Communications, Inc. ("Access Worldwide" or the "Company") provides sales, marketing and medical education services to more than 100 clients in the pharmaceutical, telecommunications, financial services and consumer products industries.

  The Company offers a broad, integrated array of services and expertise. In the medical services arena, Access Worldwide performs medical education services, tele-detailing, sample and literature fulfillment and sales force automation. Additionally, the Company has significant information technology and internet solution capabilities which offer real-time, online customer services. In the sales and marketing arena, these services include market research, strategic planning, database management, direct marketing and telesales.

  The Company's reportable segments is discussed in Note 19 to the financial statements included in Part II, Item 8 of this report.

Pharmaceutical Marketing Services and Expertise

  The Company's broad scope of services and capabilities enable it to influence physicians, inform pharmacists, involve patients and impact sales. Specific services are described below:

  High-Profile International Medical Education Programs: Access Worldwide conducts approximately 100 medical education meetings each year in the United States, Europe, Asia, Africa and Australia. The Company delivers medical education services in the following formats; scientific symposia, interactive workshops, university programs, fellows programs, investigator/research meetings, roundtables, advisory board meetings, and sales training programs.

  Access Worldwide can organize and oversee medical meetings management at any stage of the process, including:

Pre-Program Planning:

  .Scientific committee communication and coordination
  .Continuing Medical Education (CME) accreditation
  .Site selection/inspection
  .Hotel, air and ground travel planning
  .Advance audience generation and pre-meeting registration
  .Literature searches, abstract and presentation development
  .Program material development and production

On-Site Services:

  .Overall logistical management
  .On-site audience generation and publicity
  .Audiovisual equipment and staffing
  .Translation services
  .Delivery and distribution of printed materials
  .Distribution of honoraria and gifts
  .Production of on-site publications

Post-Program Services:

  .Reconciliation of invoices
  .Reimbursement of faculty expenses
  .Management of CME certification
  .Publication of newsletters, proceedings and highlights
  .Publication of journal supplements

  The Company has organized over 1,000 domestic meeting programs of all sizes. Many of these were satellite programs, held in conjunction with leading medical associations, including: American Academy of Allergy and Immunology, American Academy of Family Physicians, American Academy of Nurse Practitioners, American Academy of Physician Assistants, American Association of Diabetes Educators, American College of Cardiology, American College of Obstetricians and Gynecologists, American Diabetes Association, American Geriatrics Society, American Heart Association, American Osteopathic Association ("AOA"), American Society of Health-System Pharmacists, Endocrine Society of America, National Kidney Foundation and the National Medical Association.

  Medical Databases: Access Worldwide has one of the nation's largest medical databases with a licensing agreement to utilize the American Medical Association's ("AMA") master database of 670,000 practicing physicians. In addition, the Company has comprehensive and accurate files on the nation's 24,000 independent retail and non-warehousing chain pharmacies. Using proprietary state licenses and Drug Enforcement Administration ("DEA") files, the database has approximately seven million records that are used to improve the performance of pharmaceutical sales forces. The following is a description of various databases, description of databases and list records.

       Database                        Description                     Records
-------------------------------------------------------------------------------
  American Medical    Access Worldwide is one of 11 companies with      863,502
  Association         access to the American Medical Association's
  (AMA) Physicians    master database of all U.S. physicians.
-------------------------------------------------------------------------------
  AMA Students        Each medical student is given an                   70,564
                      identification number, similar to a social
                      security number, that follows them from their
                      first day at medical school until the end of
                      their careers.
-------------------------------------------------------------------------------
  AMA Geo File        Segments physicians based on their location.        2,600
-------------------------------------------------------------------------------
  AMA Groups          A database of medical group affiliations.          25,000
-------------------------------------------------------------------------------
  AMA Hospitals       A database of hospital affiliations.                7,806
-------------------------------------------------------------------------------
  AOA Physicians      Through an agreement with the American             54,901
                      Osteopathic Association, Access Worldwide has
                      access to physician information in the
                      organization's database.
-------------------------------------------------------------------------------
  DEA Practitioners   Drug Enforcement Administration database of     1,099,722
                      active practitioners having DEA certificates
                      for drug dispensing.
-------------------------------------------------------------------------------
  DEA Miscellaneous   Drug Enforcement Administration database of        86,677
                      active business units having DEA certificates
                      for drug dispensing.
-------------------------------------------------------------------------------
  DEA Pharmacies      A grandfather file from the DEA Miscellaneous      56,600
                      database of pharmacies with a certificate to
                      dispense drugs.
-------------------------------------------------------------------------------
  DEA Dentists        A grandfather file from the DEA Practitioners     151,900
                      database of dentists with a certificate to
                      dispense drugs.
-------------------------------------------------------------------------------
  DEA Alternate       A database of current DEA certificates not in       2,500
  Certificate         the DEA monthly master file.
-------------------------------------------------------------------------------
  License             This database includes the current state        1,970,100
  Practitioners       license files of seven practitioner types
                      used to verify information from other
                      databases, such as the AMA. It includes
                      doctors that have multiple licenses in more
                      than one state.
-------------------------------------------------------------------------------
  NDC Power Profiler  The Power Profiler provides access to data on     850,000
                      450 million prescription transactions.
-------------------------------------------------------------------------------
  Nurse Practitioners A grandfather file of nurse practitioners         105,496
                      provided on the License Practioners database.
-------------------------------------------------------------------------------
  Sanctions           This database is compiled from sanction            55,315
                      paperwork provided by the State License
                      Boards.
-------------------------------------------------------------------------------
  Universal           This database contains Medicare and Medicaid      774,655
  Practitioners       provider information.
  Identification
  Number (UPIN)
-------------------------------------------------------------------------------
  Yellow Pages        Physicians are listed in 55 state and             443,964
  Physicians          nationwide yellow and white pages. These
                      listings are incorporated into a database
                      that is updated with National Change of
                      Address information on a continuing basis.
-------------------------------------------------------------------------------
  Yellow Pages        Includes physicians segmented by their group       95,662
  Physician Groups    affiliation.

  Nation's Largest Outsourced Sample Fulfillment Center: Access Worldwide ships millions of ethical drug and literature samples each year. In 1999, sample units shipped increased more than 33% to 20 million units. The center is both Prescription Drug Marketing Act and Drug Enforcement Administration compliant. The DEA, AMA, and certain clients have recently performed audits of the center and found zero defaults and zero unaccounted for samples.

  Access Worldwide distributes drug samples and product literature to medical personnel on behalf of pharmaceutical companies. The Company's single-loop system validates all requests for drugs using state licenses, American Medical Association and Drug Enforcement Administration databases. Valid shipping manifests and labels are generated as the Company picks, packs and ships samples to targeted medical practitioners. Follow-up letters are produced and driven by an automatic reject system. The system processes and stores Acknowledgements of Delivery, closing the sample fulfillment loop. Returned products are quarantined and processed for destruction. A destruction acknowledgement closes the returned product loop.

  State-of-the-Art, High-Quality Physician and Pharmacist Programs: Access Worldwide delivers integrated sales and marketing programs that reach physicians, pharmacists, wholesalers, hospitals and patients. These programs include physician and pharmacist telemarketing, vacant territory management, and product stocking programs.

  .Physician Teledetailing: Access Worldwide communicates with an average of 5,000 physicians and 15,000 pharmacists each week. The Company executes targeted physician and pharmacist telemarketing, direct marketing, vacant territory management, and remote physician coverage programs that influence physician prescribing habits and increases client market share.

  .Pharmacist Teledetailing: Access Worldwide plays a critical role in detailing pharmacists on new products and new indications for existing products. The Company's teledriven pharmacy programs reach non-warehousing chain pharmacies, as well as regional chains, hospitals, nursing home providers and independent retail pharmacies. The Company's comprehensive autoship and autocheck program secures distribution to more than two times the number of pharmacies than traditional programs.

  Patient Customer Service and Support: With extensive teleservices capabilities, Access Worldwide supports patient information services and the delivery of resource information for patients and their families who are enrolled in patient care and caregiver support programs. The Company has arranged the replacement of medical devices and updated client databases with patient product information.

  Direct Mail and Direct Marketing Programs: Access Worldwide has exclusive rights to market and distribute National Football League and Professional Golf Association-branded single-source direct marketing publications to healthcare and insurance audiences. The Company also offers personalized physician mail programs, used by pharmaceutical sales forces as a follow-up to physician sales calls. These high-volume letter programs involve detailed messages to the physician about precise product indications.

  Sales Force Productivity Systems: Access Worldwide improves the efficiency of clients' sales forces by providing them with a variety of outsourced sales services as well as an integrated technological infrastructure and support systems designed to maximize field sales force productivity. The Company's Electronic Territory Management System ("ETMS") allows geographically dispersed pharmaceutical field sales forces to track and report their efforts. ETMS is integrated into the Company's product sample fulfillment facility, physician database management systems and direct mail systems. These automation systems typically require Access Worldwide to be integrated into the systems and sales force management structure of the client's organization.

  Prescription Starter Programs: Access Worldwide develops and offers product sample systems. These include FirstRx(TM), which provides a direct-to-patient starter prescription fulfillment program for designated pharmaceutical products, and ScriptBuilderSM, which delivers prescription starters through the pharmacist.

  FirstRx is a cost effective, direct to patient system that allows patients to receive an initial starter of prescribed prescription products at home rather than in the physicians' office or at the pharmacy.

  FirstRx improves patient compliance and increases the likelihood that initial prescriptions are filled while meeting the growing need of pharmaceutical companies for greater accountability and a more direct relationship with its patients. FirstRx assures product integrity and permits pharmaceutical companies to capture more patient data on a voluntary basis.

  Under the FirstRx program, the physician completes and submits a customized patient prescription form for a prescribed product directly to Access Worldwide. The Company's proprietary technology is used to scan the form, and produce necessary lists, labels and manifests to deliver the prescribed product directly to the patient, eliminating sample waste, fulfillment and storage problems.

  ScriptBuilder is a cost-effective, coupon-based system that allows patients to receive an initial starter of a prescribed prescription product at the pharmacy counter rather than in the physician's office. ScriptBuilder assures that patients will receive a free trial starter, while saving physicians the burden of managing sample storage, distribution, and disposal. The ScriptBuilder program increases the likelihood that follow-up prescriptions will be filled with the specified brand while encouraging product use and brand loyalty.

  With the ScriptBuilder program, physicians attach a refill prescription to a pre-printed coupon for a free clinical starter. The patient gives both the coupon and refill prescription to the pharmacist. The preprinted coupon is filled, followed by the refill prescription. Access Worldwide manages the starter claim reimbursement electronically with the pharmacy. The pharmacy claim form captures data from the submitting pharmacy, including patient and physician identification, product frequency and demographic information.

  Communication Programs: The Company has the capability to deliver in-language, in-culture, direct-to-patient communications programs, as well as patient monitoring and compliance programs.

Consumer and Business Services and Expertise

  Access Worldwide delivers innovative marketing programs, systems and technologies in the consumer and business services arena, which enable its clients to access new markets, acquire new customers and activate customers. Specific services include the following:

  Multicultural, Multilingual Marketing Capabilities: Access Worldwide can reach the growing multicultural markets with the Company's 800+ multilingual customer services and telesales professionals in four customer communications centers. The Company's multicultural and multilingual professionals execute consumer service programs in 15 non-English languages, including Arabic, Cantonese, French, German, Hindi, Japanese, Khmer, Korean, Mandarin, Portuguese, Russian, Spanish, Tagalog, Urdu and Vietnamese. The Company uses Hispanic and Asian multilingual software, translated into 15 languages, to access 50,000 multilingual households daily. In addition, the Company has proprietary Hispanic and Asian surname software that its clients use to analyze their current client and prospect files.

  Data Capabilities: Access Worldwide also has significant expertise in collecting, analyzing, organizing and communicating data. The Company works with data owned or acquired by its clients for its patient and consumer services programs.

  Call Center Capabilities: In the teleservices arena, Access Worldwide possesses call center operations totaling 600+ seats with teleservices expertise to execute 100,000 hours of call production per month. The Company's leading-edge technology infrastructure includes an intranet platform that has the built-in capacity to adapt to client programs and objectives with maximum reliability, integration and flexibility. Access Worldwide's Rockwell Spectrum ACD provides real-time advance management reporting capabilities and skill base routing services that are essential to clients who want to refine their marketing efforts and more effectively allocate resources.

  With seasoned program planning that reflects an understanding of business and a commitment to achieving client goals, the Company differentiates itself from its competitors with extensive products that include:

Product Sales and Marketing Programs:

  .Multilingual telesales
  .Cultural advantage programs
  .Database management
  .Direct mail programs

Customer Retention and Development Programs:

  .Customer service
  .Loyalty programs
  .Win-back programs
  .Teleservices and support
  .Satisfaction dialogues

Sales Organization Productivity Programs:

  .Lead qualification and verification
  .Sample fulfillment support

  Strategic Planning and Market Research Expertise: Access Worldwide provides in-language, in-culture strategic planning and market research services to Fortune 500 companies in virtually every industry. Access Worldwide has been recognized by American Demographics magazine as one of the "Best 100 Sources of Marketing Information."

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

  Over the years, Access Worldwide has successfully utilized several techniques to effectively uncover consumers' perceptions, values and motivations. Techniques include:

Ethnographic Observations

  These one-on-one observations and interviews are conducted among a demographic cross section of consumers either in-house or on a shopping excursion. Each session/interview lasts approximately two hours for an in-depth coverage of the topic being studied. This technique allows for the observation of consumer behavior in a natural "as it really happens" setting without sacrificing scientific accuracy.

VIDA(TM)

  VIDA(TM) is an advanced market segmentation method that allows marketers to incorporate culture-specific values into their consumer targeting. In addition to traditional category measures and demographics, Access Worldwide's VIDA(TM) model incorporates acculturation and attitudinal/value-based measures to provide a more holistic segmentation of consumers.

Vignettes

  A new technique developed and tested by Access Worldwide and used in focus groups is vignettes and consists of short, real life situations that help uncover, through projective associations, group member motivations, attitudes and feelings. Each vignette is customized for each study and presented to the groups in audio-taped format.

VIP(C) (Visual Icon Probing, an Access Worldwide product)

  Visual Icon Probing ("VIP") is a visually based survey technique, using computer generated images. VIP overcomes language and cultural barriers which often impede accurate measurement of brand, logo and product awareness and usage. The accuracy of the aided and unaided measurements improve as much as 20% to 40% with this method.

Recent Developments

  On March 12, 1999, the Company received from a syndicate of financial institutions (the "Bank Group"), (i) a revolving credit facility of $40,000,000, with a sublimit of $5,000,000 for the issuance of standby letters of credit and a sublimit of $5,000,000 for swingline loans, and (ii) a term loan facility of $25,000,000 (collectively, the "Credit Facility").

  On March 12, 1999, $28,288,089 of the Credit Facility was used to extinguish the Company's $30,000,000 committed line of credit (the "committed line"). The Company recognized an extraordinary after-tax charge of $101,686 or $0.01 per share for the write-off of loan origination fees as a result of the extinguishment. In addition, $2,500,000 of the Credit Facility was used to redeem 25,000 shares of the Company's mandatorily redeemable preferred stock, Series 1998, at a price of $100 per share. No gain or loss was recorded on the redemption of shares.

At the end of the second quarter of 1999, the Company was in violation of certain financial covenants on its Credit Facility ("Events of Default") with the Bank Group. As a result, the Company began negotiations with the Bank Group to restructure the Credit Facility.

  Simultaneously, the Company approved a Corporate Plan (the "Plan") to strengthen revenue growth, improve performance and increase stockholder value. The Plan included:

  . Closing the New York City business development office, subleasing portions of the Rosslyn facility and the corporate offices in Virginia, and relocating corporate headquarters offices to the Boca Raton facility,

  . Reassignment of key corporate personnel to more effectively oversee the Company,

  . Consolidation of TMS Professional Markets Group ("TMS") and TelAc Teleservices Group ("TelAc") into one operating division with one integrated management team,

  . Consolidating and streamlining management information systems, finance and management reporting systems and human resources policies and procedures.

  . Reduction of headcount as a result of the closing/realignment of the Boca Raton Consumer operations,

  . Acceleration of the integration of the Company's Pharmaceutical services,

  . Refocusing on the core businesses and exploration of alternatives for the non-core businesses,

  . Continued commitment to actively seek and create opportunities to cross-sell and collaborate on shared assignments between divisions, and

  . Continued commitment by management to develop new products such as internet-based services.

  .  Restructuring of the Company's sales force.

  On September 28, 1999, the Company entered into a forbearance agreement (the "Agreement"). The Agreement provided that the Bank Group (a) forbear exercising its right to stop making extensions of credit and to accelerate the full outstanding balance on the Credit Facility, which rights arose from the Event of Defaults, (b) agreed not to charge interest on the outstanding balance on the Credit Facility at the full default rate (approximately 11%), and (c) continued to make available to the Company draws as provided under the Credit

Facility. In addition, the Agreement limited the Company's ability to draw on its Credit Facility to $16 million without prior consent of the Bank Group. The Agreement was amended on October 22, 1999 and expired on November 8, 1999.

  As of December 31, 1999, the Company remained in default on its Credit Facility and as a result was not allowed to make any payments on its subordinated promissory notes. Therefore, the Company failed to meet its scheduled payment of $1,833,333 on its 6.5% $5,219,000 subordinated promissory note due to the former stockholder of AM Medica. The former stockholder's employment agreement contains a provision that in the event of a default on the subordinated promissory note, the Company has a period of 180 days to remedy such default to keep the employment agreement binding. The period expires on April 26, 2000.

  In addition, the Company was not permitted to make its January, February, and April 2000 payments on its subordinated promissory notes due to the former stockholders of Cultural Access Group, TMS and TelAc, respectively.

  On April 14, 2000, the Company entered into an Amendment Agreement and Waiver (the "Amendment") to the Credit Facility with the Bank Group. The Amendment (a) provides that the Bank Group waive the Events of Default and amend certain provisions of the Credit Facility including the reestablishment of financial covenants, (b) limits the revolving credit facility to $17 million, and (c) increases the interest rate on the outstanding Credit Facility to prime plus 3.0%, (d) allows certain payments to be made by the Company on its subordinated promissory notes based on amended or original agreements ("amended agreements"), (e) requires payment of a monitoring and amendment fee to the Bank Group equal to approximately 1.0% the sum of (i) the Aggregate Revolving Committed Amount and (ii) the outstanding principal balance of the term loan on such date. The Amendment expires on July 1, 2001.

  Under the Amendment and amended agreements, the Company is permitted to make monthly payments of $150,000, including two payments of $250,000, in 2000, to the former stockholder of AM Medica, to make payments on the remaining balances due to the former stockholders of Cultural Access Group and TelAc, and to make interest payments only on its subordinated promissory note due to the former stockholder of TMS. The former stockholder of TMS has agreed to waive the default on the note.

Industry Overview

  The outsourced marketing services industries in which Access Worldwide operates are high growth, high opportunity business environments driven by favorable business trends. Key external growth drivers in these industries are:

  Growth in Outsourcing. The demand for outsourced marketing services is growing rapidly as pharmaceutical companies look to outside service organizations to supplement their internal product marketing, product sales and direct-to-consumer activities. Outsourcing enables pharmaceutical marketers to focus on core competencies, gain market share more quickly, avoid increased infrastructure costs and evaluate programs that might be too costly to test internally. As companies outsource their marketing or sales activities, they tend to develop dependent relationships with outsourced marketing firms. These relationships and high switching costs tend to deter companies from moving such functions in-house.

  Increasingly Complicated Regulatory Requirements. Pharmaceutical sample fulfillment requires state licenses from each of the country's 50 states, knowledge and compliance with the Prescription Drug Marketing Act regulations along with approval and successful audits by the Drug Enforcement
Administration. These regulations are an extensive obstacle for new or established companies entering the sample fulfillment industry.

  Growth in Pharmaceutical Marketing Spending. Industry analysts project that worldwide sales and marketing spending by pharmaceutical companies is expected to increase from $5 billion in 1995 to approximately $8 billion in 2000, a 60% increase. Concurrently, outsourced sales and marketing by pharmaceutical companies is expected to increase from $400 million in 1995 to almost $1.5 billion in 2000, a 275% increase.

  Growth in Multicultural Healthcare and Pharmaceutical Outreach
Programs. According to the U.S. Census Bureau, more than one third of the U.S. population is of ethnic backgrounds and that number is expected to grow significantly in the coming decade. Pharmaceutical companies are realizing the trend and placing significant emphasis and resources to reach the ethnic market segments. These companies are using Access Worldwide's multilingual patient communications to reach these populations.

  Growth in Demand for Pharmaceutical and Healthcare Marketing
Services. Throughout the pharmaceutical and healthcare industry, marketing executives are under intensified pressure to demonstrate that their plans and programs are cost-effective. This pressure, coupled with the ability to measure results, has been instrumental in the dramatic growth in the utilization of direct marketing, direct-to-patient communications programs, sample fulfillment and teleservices.

  Growth in Sales Representatives and Needed Field Sales Force
Support. According to a recent Scott Levin study, pharmaceutical companies have been increasing their field sales forces, reaching an all-time high in 1999 of 70,000 fulltime representatives serving 106 companies. An additional 8,000 contract or part-time representatives were in the field in the fourth quarter of 1999. This growth has doubled the size of the field sales forces in only seven years. As field sales forces continue to grow, there will be an even greater clientele for Access Worldwide's electronic territory management systems and other field sales force and marketing services.

  Growth in Internet Usage and Online Purchasing. Americans are purchasing millions of dollars of products and services on the internet. Though research experts are having a difficult time pinpointing the exact amount of online purchasing, projections place spending on the internet at $327-$434 billion by 2002. Companies are turning their attention to the internet as a means of attracting clients, executing sales and performing customer services. As Access Worldwide continues to expand its internet based services, the Company will benefit from the rising internet usage and online buying trend.

  Growth in Importance of Customer Service and Loyalty Programs. Companies operating in marketing-intensive industries are focused on protecting their existing customer base and growing the lifetime value of individual customer relationships as a means of improving both revenue growth and profitability. There is an increasing recognition of the fundamental need to speak the language of the customer in order to improve customer sales, retention and win-back performance.

Quality Assurance

  Access Worldwide uses its proprietary systems and software to carefully monitor the progress of client projects.

  For pharmaceutical clients, Access Worldwide operates a state-of-the-art distribution center that ships millions of ethical drug samples and product literature each year. The Company's single-loop system validates all drug sample fulfillment requests using state licenses and American Medical Association and Drug Enforcement Administration databases. The system processes and stores Acknowledgements of Delivery while returned products are quarantined and processed for destruction. Recent audits performed by the DEA, AMA and certain clients have found zero defaults and zero unaccounted-for sample shipments. For teleservices clients, the Company provides on and off-site monitoring capabilities. The power and flexibility of Access Worldwide's computer and telephone systems enable the Company to provide:

  .Full Computer Telephony Integration (CTI) for blended outbound and inbound projects;
  .Comprehensive, integrated reports;
  .Digital recording of confirmation/verification; and
  .Complete customization for client file transmissions, in batch mode or real time.

Contractual Arrangements

  The Company operates under multi-year and month-to-month contractual relationships.

  In the pharmaceutical business, contract fees are divided into long-term and short-term programs. The long-term, multi-year programs generate monthly fees and occasionally bonuses based on specific performance criteria such as market share increase or prescription order growth. The short-term programs are primarily billed on a completed unit service basis, such as presentations delivered or pharmaceutical samples shipped. The medical education and meeting programs are invoiced with progress billings.

  In the multicultural teleservices business, hourly rate structures reflect the specialized nature of the multilingual skills that exist throughout the organization, as well as the extensive systems integration that the Company has created with its clients.

  The Company has many long-standing relationships with the world's largest pharmaceutical companies and an extensive list of blue-chip clients that includes large and mid-sized biotechnology companies, specialty and generic pharmaceutical companies, medical device companies, and retail pharmacies. Clients include Astra, Knoll Pharmaceuticals, Inc., Johnson & Johnson, Parke-Davis, Pfizer, Inc., Procter & Gamble Co., and Schering-Plough Corp.

  The Company currently has a master services agreement with Sprint Corp., which is supported by numerous work orders with their own pricing terms. The Company's services are provided to several divisions of Sprint Corp. These services range from outbound telemarketing to inbound customer services, in a variety of languages. The master contract with Sprint Corp. expires on December 31, 2001. The majority of Sprint Corp.'s work orders were renewed for an additional 12-months expiring on June 30, 2000. Sprint Corp. is the only client that represented over 10% of the Company's total revenues for each of the three years in the period ended December 31, 1999.

Competition

  Access Worldwide competes in the outsourced marketing services industry, which is highly competitive and fragmented. It competes with other outsourced marketing services firms, ranging in size from very small firms offering specialized applications to multi-million dollar, publicly traded companies. Recent analyst and research reports on the Business Services and Outsourcing Industry included up to 69 different publicly-traded companies, indicating a fragmented industry.

  The industry is continuing its trend of consolidation with various companies unveiling organization structure changes or searches for potential acquisitions. As a result of competitive pressures, factors such as quality of service, responsiveness to client issues, reliability, flexibility, reputation and record of timeliness are becoming increasingly important. While many companies provide outsourced marketing services, management believes that no single company dominates the industry at this time.

  The Company believes that it competes successfully based on its ability to deliver an effective combination of resources, people, expertise, systems, data and technologies that provide innovative and measurable services that increase revenue and market share for clients. To increase its capabilities, the Company will continue to identify and negotiate strategic alliances with third parties.

Government Regulations

  Several industries in which Access Worldwide's clients operate are subject to governmental regulations, particularly the pharmaceutical, healthcare and telecommunications industries. Generally, compliance with these regulations is the responsibility of the Company's clients. However, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations.

  Pharmaceutical companies in particular, and the healthcare industry in general, are subject to significant federal and state regulation. The Company's handling and distribution of samples of pharmaceutical products are subject to regulation by its clients, the Drug Enforcement Administration, the Food and Drug Administration ("FDA") and other applicable federal, state and local laws and regulations, including the Prescription Drug and Marketing Act ("PDMA"). In December 1999, the FDA passed new regulations under the PDMA imposing stricter requirements in the areas of storage, inventory control, lot number tracking and state license database usage. Enforcement of these regulations will begin on December 4, 2000. Access Worldwide believes that it will be in compliance before the December 2000 deadline without incurring significant costs.

  The Company must also comply with regulations established by professional organizations such as the American Medical Association ("AMA"). The AMA has established ethical guidelines which govern receipt of gifts to physicians from health related organizations and companies, including any items received during meetings and symposia sponsored by pharmaceutical companies.

  In addition, the AMA has the right to approve in advance the content and distribution of any mailings or telecommunications performed by Access Worldwide that use the AMA's physician database of the nation's 670,000 practicing physicians. The AMA also has the right to conduct audits of the Company's operations to determine compliance with database contract regulations. An audit conducted in 2000 by the AMA found no discrepancies or non-compliance issues.

  The pharmaceutical industry is also subject to federal regulation by the Food and Drug Administration ("FDA"). The Federal Food, Drug and Cosmetics Act regulates the approval, labeling, advertising, promotion, sale and distribution of drugs, which includes the distribution of product samples to physicians. The FDA also regulates promotional activities involving prescription drugs. There can be no assurance that additional federal or state legislation regulating the pharmaceutical or healthcare industries would not limit the scope of the Company's product sampling services or significantly increase the cost of regulatory compliance.

  Sample fulfillment requires licenses from all 50 states, knowledge and compliance with Drug Enforcement Administration and Prescription Drug Marketing Act regulations, and the capability to verify a doctor's medical license and status. A sample fulfillment center must be approved by the DEA and FDA. Proposed federal regulations provide for fines of up to $500,000 for each sample fulfillment that does not comply with the regulations. The Company believes that is in compliance with current regulations.

  The Federal Communications Commission ("FCC") rules under the Federal Telephone Consumer Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 ("TCFAPA") broadly authorizes the Federal Trade Commission ("FTC") to issue regulations prohibiting misrepresentation in telephone sales. In 1995, the FTC issued regulations under the TCFAPA, which, among other things, require telemarketers to make certain disclosures when soliciting sales. The Company believes its operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, there can be no assurance that additional federal or state legislation, or changes in regulations, would not limit the activities of the Company or its clients in the future or significantly increase the cost of regulatory compliance.

  A FCC regulation applicable to long distance carriers, such as Sprint, prohibits the unauthorized switching of subscribers' long distance carriers, known in the industry as "slamming." A fine of up to $100,000 may be imposed by the FCC for each instance of slamming. In order to prevent the unauthorized switching, federal law requires that switching authorized over the telephone, such as through the Company's teleservices, be verified contemporaneously by a third party. The Company believes its procedures comply with this third party verification requirement.

  Third party verification generally is not required for switching obtained in person, such as those obtained by members of a direct field sales force. The Company's training and other procedures are designed to prevent unauthorized switching. However, as with any sales force, the Company cannot completely ensure that each employee will always follow the Company's mandated procedures. Accordingly, it is possible that employees in some instances may engage in unauthorized activities, including slamming. The Company investigates consumer complaints reported to its telecommunications clients and reports the results to such clients. To the Company's knowledge, no FCC complaint has been filed against any of its clients as a result of the Company's services, although the Company believes that the FCC is examining the sales activities of long distance telecommunications providers, including the Company's clients, and the activities of outside vendors, such as the Company, used by such providers. If any complaints are filed, the Company's client might determine that such complaints constituted a breach of its agreement with the Company and, if material, seek to terminate the contract. Any termination by Sprint Corp. would likely have an adverse material effect on the Company. If such complaints resulted in fines being assessed against a client of the Company, the client could seek to recover such fines from the Company.

Employees

  As of December 31, 1999, the Company had approximately 1,600 employees. None of the Company's employees is represented by a labor union and the Company is not aware of any current activity to organize any of its employees. Management considers relations between the Company and its employees to be good.

Item 2. Properties

  Access Worldwide's principal executive offices were relocated to Boca Raton, Florida as of August 1999 from Arlington, Virginia. The Company's segments operate in California, Florida, New York, New Jersey, Texas and Virginia.

                                                                      Approx.
 Location         Principal Use                                     Square Feet
 --------         -------------                                     -----------
 Boca Raton, FL   Corporate Offices                                     5,000
 Consumer and Business Services Segment:
 Arlington, VA    Customer Sales and Service Programs                  29,886
 Plano, TX        Customer Sales and Service Programs                  21,400
 Boca Raton, FL   Customer Sales and Service Programs                   6,000
 Rosslyn, VA      Customer Sales and Service Programs                   7,037
 Pharmaceutical Marketing Services Segment:
 Boca Raton, FL   Physician and Pharmacy Tele-detailing                24,669
 Lincoln Park, NJ Ethical Drug Sample and Literature Fulfillment,
                  Sales Force Productivity Systems                    110,220
 Fairfield, NJ    Ethical Drug Sample and Literature Fulfillment,
                  Sales Force Productivity Systems                     40,000
 New York, NY     Medical Education Services                            6,190
 Market Research:
 Los Altos, CA    Market Research                                       3,284
 Los Angeles, CA  Market Research                                       1,396

Item 3. Legal Proceedings

  From time to time, the Company is party to certain claims, suits and complaints which arise in the ordinary course of business. Currently, there are no such claims, suits or complaints which, in the opinion of management, would have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

Part II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

(a) Market Information

  On February 13, 1998, the Company completed the initial public offering ("Offering") of its Common Stock at an initial public offering price of $12.00 per share. The Common Stock traded on the Nasdaq National Market ("Nasdaq") under the symbol "AWWC." As of March 20, 2000, the Company began trading on the Nasdaq SmallCap Market, and no longer trades on the Nasdaq National Market. The following table sets forth the high and low closing sale prices for the Company's Common Stock as reported by Nasdaq for the periods indicated:

                                                            Market Prices
                                                      --------------------------
                                                          1999         1998
                                                      ------------ -------------
      Fiscal Quarters                                  High   Low   High   Low
      ---------------                                 ------ ----- ------ ------
      First Quarter.................................. $10.50 $7.63 $16.00 $10.88
      Second Quarter.................................   8.00  6.25  16.38   8.13
      Third Quarter..................................   5.63  1.75  10.13   3.00
      Fourth Quarter.................................   3.06  1.25   9.75   2.63

(b) Holders

  The number of holders of Common Stock as of March 14, 2000 was approximately 2,698. The Company included individual participants in security position listings in calculating the number of holders.

(c) Dividends

  The Company did not pay cash dividends on its Common Stock during the years ended December 31, 1999 and 1998. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the terms of the Company's Credit Facility prohibit the payment of cash dividends.

Recent Sales of Unregistered Securities

  1. On April 11, 1999, as part of the contingent payments due to the seller of certain assets and liabilities of the TeleManagement Services ("TMS") business, which the Company acquired in January 1997, the Company issued an aggregate of 141,872 shares of Common Stock. The shares issued in connection with this transaction were not required to be registered because such securities were issued in a transaction not involving any "public offering" within the meaning of Section 4(2) of the Securities Act, in reliance on Rule 506 under the Securities Act. In connection therewith, the Company obtained a representation that the stockholder was an "accredited investor" as defined in Rule 501(a) under the Securities Act. In addition, there was no general solicitation or general advertising in connection with such issuance.

  2. On April 11, 1999, as part of the contingent payments due to the seller of certain assets and liabilities of the Phoenix Marketing Group business, which the Company acquired in November 1997, the Company issued an aggregate of 133,683 shares of Common Stock. The shares issued in connection with this transaction were not required to be registered because such securities were issued in a transaction not involving any "public offering" within the meaning of Section 4(2) of the Securities Act, in reliance on Rule 506 under the Securities Act. In connection therewith, the Company obtained a representation that the stockholder was an "accredited investor" as defined in Rule 501(a) under the Securities Act. In addition, there was no general solicitation or general advertising in connection with such issuance.

  3. On April 11, 1999, as part of the contingent payments due to the seller of all outstanding common stock of AM Medica Communications, Ltd. ("AM Medica"), which the Company acquired in October 1998, the Company issued an aggregate of 209,738 shares of Common Stock. The shares issued in this transaction were not required to be registered because such securities were issued in a transaction not involving any "public offering" within the meaning of Section 4(2) of the Securities Act, in reliance on Rule 506 under the Securities Act. In connection therewith, the Company obtained a representation that the stockholder was an "accredited investor" as defined in Rule 501(a) under the Securities Act. In addition, there was no general solicitation or general advertising in connection with such issuance.

Item 6. Selected Financial Data (In Thousands Except for Per Share Data)

  The selected statements of operations data and the selected balance sheet data have been derived from the audited Financial Statements of the Company. The following selected financial data should be read in conjunction with the Financial Statements and the Notes thereto of the Company and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                                      Years Ended December 31,
                              ----------------------------------------------
                               1995   1996        1997    1998(2)     1999
                              ------ -------     -------  --------  --------
Statements of Operations
 Data:
Revenues....................  $9,047 $16,286     $36,653  $ 73,234  $ 82,515
Cost of revenues............   4,396   8,639      21,813    41,091    50,862
                              ------ -------     -------  --------  --------
Gross profit................   4,651   7,647      14,840    32,143    31,653
Selling, general and
 administrative.............   4,540   7,754       8,909    21,432    28,924
Amortization expense........     --      --          901     1,731     3,110
Unusual charge..............     --      --          --        --      1,526
                              ------ -------     -------  --------  --------
Income (loss) from
 operations.................     111    (107)      5,030     8,980    (1,907)
Interest income (expense)...      24    (101)     (2,327)     (911)   (3,724)
Other income (expense)......       5    (200)       (297)        4       --
                              ------ -------     -------  --------  --------
Income (loss) before income
 taxes......................     140    (408)      2,406     8,073    (5,631)
Tax benefit (expense)(1) ...     --       88      (1,181)   (3,552)    1,793
                              ------ -------     -------  --------  --------
Income (loss) before
 extraordinary charge.......     140    (320)      1,225     4,521    (3,838)
Extraordinary charge on
 extinguishment of debt (net
 of tax expense of $82).....     --      --          --        --       (102)
                              ------ -------     -------  --------  --------
Net income (loss)...........  $  140 $  (320)    $ 1,225  $  4,521  $ (3,940)
                              ====== =======     =======  ========  ========
Net (loss) income per common
 share--basic...............     (3) $ (0.07)    $  0.26  $   0.52  $  (0.42)
Net (loss) income per common
 share--diluted.............     (3) $ (0.07)(4) $  0.26  $   0.51  $  (0.42)(4)
                                         As of December 31,
                              ----------------------------------------------
                               1995   1996        1997      1998      1999
                              ------ -------     -------  --------  --------
Balance Sheet Data:
Current assets..............  $2,463 $16,963     $12,384  $ 23,914  $ 25,628
Total assets................   2,749  29,454      52,680   104,422   109,524
Current liabilities.........   2,159  16,757      17,336    21,944    17,461
Long-term debt, less current
 maturities.................     --   16,201      34,319    29,847    41,369
Mandatorily redeemable
 preferred stock............     --    1,800       3,888     6,500     4,000
Common stockholders' equity
 (deficit)..................     590  (5,304)     (2,863)   46,130    46,695

--------
(1) In December 1996, the Company became a C Corporation for income tax purposes. Prior to that, the Company was an S Corporation.
(2) On October 24, 1998, the Company acquired all of the outstanding capital stock of AM Medica in a transaction accounted for as a purchase.
(3) The earnings per share information has been excluded for the year ended December 31, 1995. Prior to the Recapitalization on December 6, 1996, the information is not meaningful.
(4) Since the effects of the stock options and earnout contingencies are anti-dilutive for the twelve months ended December 31, 1999 and 1996 these effects have not been included in the calculation of diluted EPS for 1999 and 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with Selected Financial Data and the Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

Overview

  Access Worldwide Communications, Inc., is an outsourced marketing services company that assists clients in the pharmaceutical, telecommunications, financial services and consumer products industries. The Company designs and delivers innovative, data-driven sales and marketing solutions that maximize clients' sales and profits. The Company has expertise in reaching key pharmaceutical audiences--physicians, pharmacists and patients--and targeted consumer groups. Access Worldwide's resources include proprietary databases of targeted consumers, physicians and pharmacies; strategic planning and market research services; internet services; medical education; medical meetings management; medical publications; inbound and outbound teleservices in 15 different languages; Electronic Territory Management System and Drug Enforcement Agency approved drug sample fulfillment and direct mail capabilities.

Revenues

  The Company provides a variety of services for a diverse client base. The major forms of revenue collection and recognition are as follows:

  . For medical education and meeting programs, the Company generally bills and collects project fees over the life of the project including a percentage of the total project cost at the execution of the work order. Revenues are recognized on the percentage of completion method.

  . For customized or non-standard database projects, the Company bills either on a fixed fee or on a per item basis, and revenues are recognized upon delivery of data. Monthly or scheduled data services are billed and revenue is recognized upon delivery of data.

  . For sample fulfillment services, the Company bills and recognizes revenue on a per item basis.

  . The Company leases ETMS equipment to clients on a per salesperson basis. Revenues are recognized under either an operating or sales-type lease.

  . For teleservices projects, the Company bills clients and recognizes revenue on one of the following bases: production hours, completed presentations, phone calls placed or received, sales made per hour or a fixed monthly fee. Revenues are recognized as the services are performed on a monthly basis.

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

Results of Operations by Segment for 1999 and 1998

  The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from the Company's statements of operations.

                              Pharmaceutical                 Consumer
                        --------------------------  ---------------------------
                          1999     1998    Change     1999      1998    Change
                        -------- -------- --------  --------  -------- --------
Statements of Operations Data
 (in thousands):
Revenues............... $ 46,832 $ 39,747 $  7,085  $ 31,427  $ 30,033 $  1,394
Cost of revenues.......   26,163   21,916    4,247    22,532    17,654    4,878
                        -------- -------- --------  --------  -------- --------
Gross profit...........   20,669   17,831    2,838     8,895    12,379   (3,484)
Selling, general and
 administrative
 (including unusual
 charge)...............   12,186    9,305    2,881    11,289     7,301    3,988
Amortization expense...    2,685    1,309    1,376       339       339      --
                        -------- -------- --------  --------  -------- --------
Operating profit
 (loss)................ $  5,798 $  7,217 $ (1,419) $ (2,733) $  4,739 $ (7,472)
                        ======== ======== ========  ========  ======== ========

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Revenues for the Company increased $9.3 million, or 12.7%, to $82.5 million for the year ended December 31, 1999, compared to $73.2 million for the year ended December 31, 1998. Revenues for the Pharmaceutical Segment increased $7.1 million, or 17.9%, to $46.8 million for the year ended December 31, 1999, compared to $39.7 million for the year ended December 31, 1998. The increase in revenues for the Pharmaceutical Segment is primarily the result of twelve months of revenues included in 1999 for AM Medica as compared to three months in 1998. The increase in revenues was partly offset by a decrease of $2.7 million in revenues, which was caused by a non-recurring sale of computer equipment for $1 million in 1998 which did not occur in 1999. The remaining decrease was attributed to a large client opening its own call center and performance issues on certain client contracts which have been resolved. Revenues for the Consumer Segment increased $1.4 million, or 4.7%, to $31.4 million for the year ended December 31, 1999, compared to $30.0 million for the year ended December 31, 1998. The increase in the Consumer Segment is primarily the result of $4.2 million in new and expanded services revenue which was offset by a decrease of $2.8 million in revenues from a major client. The decrease was attributable to an overall reduction in production hours provided by the major client.

  Cost of revenues for the Company increased $9.8 million, or 23.8%, to $50.9 million for 1999, compared to $41.1 million in 1998. Cost of revenues as a percentage of revenues for the Company increased to 61.7% for 1999 from 56.1% for 1998. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 56% for 1999 compared to 55.2% for 1998. The increase is primarily attributed to tighter labor markets which resulted in higher labor costs. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 71.7% for 1999 from 59% for 1998. The increase was primarily attributed to the expansion of the Consumer Segment which occurred in the latter part of 1998 and into early 1999, in Rosslyn, VA, Plano, TX and Boca Raton, FL. During the expansion, the Company faced tight labor markets, which resulted in higher personnel turnover, higher recruiting, training and overtime costs.

  Selling, general and administrative expenses (including unusual charge) for the Company increased $9.1 million, or 42.5%, to $30.5 million for 1999, compared to $21.4 million for 1998. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues increased to 37% for 1999, compared to 29.2% for 1998. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Pharmaceutical Segment increased to 26.1% for 1999 compared to 23.4% for 1998. Excluding AM Medica, selling, general and administrative expenses (including unusual charge) as a percentage of revenues increased to 37.1% for 1999 compared to 29.3% for 1998. The increase was primarily attributable to an increase in reserves for bad debts resulting from contract disputes and an increase in headcount to support customer service, sales and information technology. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Consumer Segment increased to 36% for 1999, from 24.3% for 1998. The increase was attributed to the expansion of the Rosslyn, VA, Plano, TX, and Boca Raton, FL facilities which occurred in the latter part of 1998 and in early 1999 in anticipation of business growth of the Consumer Segment. As a result, additional costs were incurred for additional personnel, higher depreciation and leasing costs. In addition, reserves for bad debts increased due to potential contract disputes relating to the closing/realignment of the Boca Raton operations and Consumer Segment expansion.

  During the second and third quarters of 1999, the Company recorded an unusual charge in the amount of $1.5 million as part of its Corporate Plan to improve future performance. The Company recorded $929,000 (which included $17,000 and $45,000 for the Pharmaceutical and Consumer Segments, respectively) in severance costs, $248,000 in costs incurred due to the Company's exploration of strategic alternatives, $200,000 in deferred acquisition costs incurred on pending acquisitions which were no longer being pursued, and $149,000 in costs associated with the ongoing negotiations of the Credit Facility.

  Amortization expense for the Company increased $1.4 million, or 82.4%, to $3.1 million for 1999, compared to $1.7 million for 1998. The increase was primarily attributable to amortization of goodwill related to the acquisition of AM Medica and the amortization of goodwill on payments of contingent consideration earned in 1998.

  Net interest expense for the Company increased $2.8 million, or 311%, to $3.7 million for 1999 compared to $0.9 million for 1998. The increase was primarily attributed to draws made on the Credit Facility to acquire AM Medica in October 1998 and to make required payments of contingent consideration earned in 1998. In addition, interest expense increased due to the Company's default on three loan covenants contained in the Credit Facility agreement which was subsequently waived (See "Recent Developments Section"). As a result, the Company's interest rate increased from 6.7% in June 1999 to 11% in the fourth quarter of 1999.

  The income tax provision for the Company decreased to ($1.8) million in 1999, from $3.6 million in 1998, primarily as a result of pretax losses in 1999. The effective tax rate decreased from 44% in 1998 to 32% in 1999.

Results of Operations by Segment for 1998 and 1997

  The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from the Company's statements of operations.

                                    Pharmaceutical             Consumer
                                ----------------------- ----------------------
                                 1998    1997   Change   1998    1997   Change
                                ------- ------- ------- ------- ------- ------
Statements of Operations Data
 (in thousands):
Revenues....................... $39,747 $12,349 $27,398 $30,033 $23,527 $6,506
Cost of revenues...............  21,916   6,811  15,105  17,654  14,648  3,006
                                ------- ------- ------- ------- ------- ------
Gross profit...................  17,831   5,538  12,293  12,379   8,879  3,500
Selling, general and
 administrative................   9,305   3,033   6,272   7,301   4,472  2,829
Amortization expense...........   1,309     539     770     339     333      6
                                ------- ------- ------- ------- ------- ------
Operating profit............... $ 7,217 $ 1,966 $ 5,251 $ 4,739 $ 4,074 $  665
                                ======= ======= ======= ======= ======= ======

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Revenues for the Company increased $36.5 million, or 99.5%, to $73.2 million for the year ended December 31, 1998, compared to $36.7 million for the year ended December 31, 1997. Revenues for the Pharmaceutical Segment increased $27.4 million, or 222.8%, to $39.7 million for the year ended December 31, 1998, compared to $12.3 million, for the year ended December 31, 1997. The increase in revenues for the Pharmaceutical Segment is primarily the result of twelve months of revenues included in 1998 for Phoenix Marketing Group ("Phoenix") as compared to two months in 1997, and the acquisition of AM Medica in October 1998. Approximately $25.1 million of the $27.4 million increase in revenues for the Pharmaceutical

Segment was the result of the acquisitions of Phoenix and AM Medica. Revenues for the Consumer Segment increased $6.5 million, or 27.7%, to $30.0 million for the year ended December 31, 1998, compared to $23.5 million for the year ended December 31, 1997. The increase in the Consumer Segment is primarily the result of continued growth in the business with Sprint Corp.

  Cost of revenues for the Company increased $19.3 million, or 88.5%, to $41.1 million for 1998, compared to $21.8 million in 1997. Cost of revenues as a percentage of revenues for the Company decreased to 56.1% for 1998, from 59.4% for 1997. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment decreased to 55.2% for 1999 compared to 55.3% for 1998. Excluding AM Medica, cost of revenues as a percentage of revenues for the Pharmaceutical Segment for 1998 was 52% as compared to 55.3% in 1997. The decrease was primarily due to reductions in the existing work force at the Florida telemarketing facility and the decrease in the ratio of supervisory personnel to total telemarketers. Cost of revenues as a percentage of revenues for the Consumer Segment declined to 59% for 1998, from 62.1% for 1997. The decrease was the result of better utilization of the Company's existing work force because of improved facilities and work practices changes.

  Selling, general and administrative expenses for the Company increased $12.5 million, or 140.4%, to $21.4 million for 1998, compared to $8.9 million for 1997. Selling, general and administrative expenses as a percentage of revenues increased to 29.2% for 1998, when compared to 24.3% for 1997. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased slightly to 23.4% for 1998, compared to 24.4% for 1997. The acquisition of AM Medica resulted in a decrease of 5.7% in selling, general and administrative expenses as a percentage of revenues. The decrease of 5.7% was partially offset by an increase in the selling, general and administrative expenses as a percentage of revenues due to the acquisition of Phoenix, which has a different cost structure than the other businesses, and the expansion of the Florida telemarketing facility. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment increased to 24.3% for 1998, from 19.1% for 1997. The increase was primarily the result of an increase in personnel related costs needed to support the growth of this segment.

  Amortization expense for the Company increased $0.8 million, or 88.9%, to $1.7 million for 1998, compared to $0.9 million for 1997. The increase was primarily attributable to amortization of goodwill related to the acquisitions in 1997 and the amortization of goodwill on payments of contingent consideration earned in 1997.

  Net interest expense for the Company decreased $1.7 million, or 65.4%, to $0.9 million for 1998 as compared to $2.6 million for 1997 as a result of proceeds used from the Offering to reduce borrowings.

  The income tax provision for the Company increased to $3.6 million in 1998, from $1.2 million for 1997, primarily as a result of an increase in pretax earnings. The effective tax rate decreased from 48% in 1997 to 44% in 1998.

Liquidity and Capital Resources

  At December 31, 1999, the Company had working capital of $8.2 million, an increase of $6.2 million from $2.0 million at December 31, 1998. The Company's primary sources of liquidity consist of cash and cash equivalents, and accounts receivable. As of December 31, 1999, the Company had cash and cash equivalents of $4.7 million, compared to $1.9 million as of December 31, 1998.

  Net cash used in operating activities during 1999 was $3.7 million, compared to $5.5 million provided by operating activities during 1998. Cash used in operating activities consisted of a decrease in accrued interest and other related party expenses of $7.2 million. The decrease in accrued interest and other related party expenses is primarily due to contingent payments earned in 1998 which were paid during 1999. This was offset by a decrease in accounts receivable and unbilled receivables of $1.4 million. The Company's accounts receivable turnover averaged 62 days for the year ended December 31, 1999, as compared to 70 days for the year ended December 31, 1998.

  Net cash used in investing activities for 1999 was $8.9 million, compared to $42.6 million in 1998. The decrease is primarily attributed to the acquisition of AM Medica for approximately $33.2 million in 1998.

  Net cash provided by financing activities was $15.3 million for 1999, compared to $36.9 million in 1998. Cash provided by financing activities consisted of draws totaling $19.4 million as a result of proceeds from the issuance of common stock and draws made on the Credit Facility to finance payments of contingent consideration earned in 1998 and to fund operations. This was offset primarily by repayments made on related party notes of $0.9 million and the redemption of 25,000 shares of the Company's mandatorily redeemable preferred stock, Series 1998, at an aggregate price of $2.5 million. In addition, during 1998, the proceeds received from the initial public offering were used to retire long term related party debt.

  At the end of the second quarter of 1999, the Company was in violation of certain financial covenants on its Credit Facility ("Events of Default") with the Bank Group. As a result, the Company began negotiations with the Bank Group to restructure the Credit Facility. On September 28, 1999, the Company entered into a forbearance agreement (the "Agreement"). The Agreement provided that the Bank Group (a) forbear exercising its right to stop making extensions of credit and to accelerate the full outstanding balance on the Credit Facility, which rights arose from the Event of Defaults, (b) agreed not to charge interest on the outstanding balance on the Credit Facility at the full default rate (approximately 11%), and (c) continued to make available to the Company draws as provided under the Credit Facility. In addition, the Agreement limited the Company's ability to draw on its Credit Facility to $16 million without prior consent of the Bank Group. The Agreement was amended on October 22, 1999 and expired on November 8, 1999.

  As of December 31, 1999, the Company remained in default on its Credit Facility and as a result was not allowed to make any payments on its subordinated promissory notes. Therefore, the Company failed to meet its scheduled payment of $1,833,333 on its 6.5% $5,219,000 subordinated promissory note due to the former stockholder of AM Medica. The former stockholder's employment agreement contains a provision that in the event of a default on the subordinated promissory note, the Company has a period of 180 days to remedy such defaults to keep the employment agreement binding. The period expires on April 26, 2000.

  In addition, the Company was not permitted to make its January, February, and April 2000 payments on its subordinated promissory notes due to the former stockholders of Cultural Access Group, TMS and TelAc, respectively.

  On April 14, 2000, the Company entered into an Amendment Agreements and Waiver (the "Amendment") to the Credit Facility with the Bank Group. The Amendment (a) provides that the Bank Group waive the Events of Default and amend certain provisions of the Credit Facility, including the reestablishment of financial covenants, (b) limits the revolving credit facility to $17 million, and (c) increases the interest rate on the outstanding Credit Facility to prime plus 3.0%, (d) allows certain payments to be made by the Company on its subordinated promissory notes based on amendment or original agreements ("Amended Agreements"), (e) requires payment of a monitoring and amendment fee to the Bank Group equal to approximately 1.0% the sum of (i) the Aggregate Revolving Committed Amount and (ii) the outstanding principal balance of the term loan on such date. The Amendment expires on July 1, 2001.

  Under the Amendment and amended agreements, the Company is permitted to make monthly payments of $150,000, including two payments of $250,000 in 2000, to the former stockholder of AM Medica, to make payments on the remaining balance due on its subordinated promissory notes due to the former stockholders of

Cultural Access Group and TelAc, and to make interest payments only on its subordinated promissory note due to the former stockholder of TMS. The former stockholder of TMS has agreed to waive the default on the note.

  The Company expects to meet its short-term liquidity requirements through net cash provided by operations and borrowings under the Amendment to the Credit Facility.

MARKET RISK

  Access Worldwide is exposed to certain market risks arising from transactions that are entered into in the normal course of business or from acquisitions. In addition, the Company is exposed to market risk from changes in interest rates. For information regarding the Company's debt, see Note 9 to the financial statements.

OTHER MATTERS

  The Company experienced no significant computer system failures or disruptions as a result of the changeover from 1999 to 2000 ("the Year 2000 issue"), and the Year 2000 issue had no material adverse affects on the results of operations, liquidity or financial condition of the Company.

Forward-Looking Statements

  Certain statements under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties related to and including, without limitation, the Company's effective and timely initiation and development of new client relationships and programs, the maintenance of existing client relationships and programs (particularly since the Company's agreements with its clients generally do not assure the Company that it will generate a specific level of revenue, do not designate the Company as an exclusive provider and are terminable on short notice), the successful marketing of the Company's sales, marketing, internet and medical education services, the achievement of satisfactory levels of both gross and operating margins, the recruitment and retention of qualified personnel, the continued enhancement of telecommunications, computer and information technologies and operational and financial systems, the continued and anticipated growth in industry trends toward outsourcing sales, marketing and medical education services, changes in competition and the forms of direct sales and marketing techniques, customer interest in, and use of, the Company's clients' products and services, general economic conditions, costs of telephone services, financing and leasing of equipment, the adequacy of cash flows from operations and available financing to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company, and other risks set forth in this report and the Company's other filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of the Company to control, and in many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     None.

Item 8. Financial Statements and Supplementary Data

                         Index to Financial Statements

                                                                            Page
                                                                            ----
     Report of Independent Certified Public Accountants....................  22
     Balance Sheets........................................................  23
     Statements of Operations..............................................  24
     Statements of Changes in Common Stockholders' Equity (Deficit)........  25
     Statements of Cash Flows..............................................  26
     Notes to Financial Statements.........................................  27

              Report of Independent Certified Public Accountants
To the Board of Directors and Stockholders of Access Worldwide Communications, Inc.

  In our opinion, the financial statements listed in the index appearing under
Item 14(a)(1) and (2) on page 44 present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Ft. Lauderdale, FL
March 2, 2000, except for Note 2 and 20, as to which the date is April 14, 2000

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                               As of December 31,

                                                         1999          1998
                                                         ----          ----
ASSETS
 Current assets:
 Cash and cash equivalents.........................  $  4,706,380  $  1,912,219
 Accounts receivable, net of allowance for doubtful
  accounts of
  $113,082, and $184,801, respectively.............    15,940,988    18,285,171
 Unbilled receivables..............................     2,954,899     2,001,611
 Other assets, net.................................     2,026,216     1,715,035
                                                     ------------  ------------
 Total current assets..............................    25,628,483    23,914,036
 Property and equipment, net.......................    11,435,983     8,565,188
 Other assets, net.................................       941,291       917,197
 Intangible assets, net............................    71,518,273    71,025,795
                                                     ------------  ------------
 Total assets......................................  $109,524,030  $104,422,216
                                                     ============  ============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
 AND COMMON STOCKHOLDERS' EQUITY
 Current liabilities:
 Current portion of indebtedness...................  $  3,028,873  $     63,431
 Current portion of indebtedness--related parties..     1,990,000     2,421,770
 Accounts payable and accrued expenses.............     6,762,870     6,894,231
 Accrued interest and other related party
  expenses.........................................     1,296,672     8,516,293
 Accrued salaries, wages and related benefits......     2,046,665     2,007,827
 Deferred revenue..................................     2,335,705     1,998,486
 Due to related parties............................           --         42,303
                                                     ------------  ------------
 Total current liabilities.........................    17,460,785    21,944,341
 Long-term portion of indebtedness.................    37,566,384    25,609,170
 Long-term portion of indebtedness--related
  parties..........................................     3,802,334     4,238,310
 Mandatorily redeemable preferred stock, $.01 par
  value: 2,000,000 shares authorized, 40,000 shares
  and 65,000 shares issued and outstanding,
  respectively.....................................     4,000,000     6,500,000
                                                     ------------  ------------
 Total liabilities and mandatorily redeemable
  preferred stock..................................    62,829,503    58,291,821
                                                     ------------  ------------
 Commitments and contingencies (Notes 10 and 17)
 Common stockholders' equity:
 Common stock, $.01 par value: voting: 20,000,000
  shares
  authorized; 9,528,478 and 9,043,185 shares is-
  sued, at December 31, 1999 and 1998, respective-
  ly; 9,528,478 and 9,027,730 shares outstanding at
  December 31, 1999 and 1998, respectively.........        95,285        90,432
 Additional paid-in capital........................    62,932,033    58,490,848
 Accumulated deficit...............................   (16,332,791)  (12,392,763)
 Less: cost of treasury stock 15,455 shares........           --        (52,530)
 Deferred compensation.............................           --         (5,592)
                                                     ------------  ------------
 Total common stockholders' equity.................    46,694,527    46,130,395
                                                     ------------  ------------
 Total liabilities, mandatorily redeemable
  preferred stock and common stockholders' equity..  $109,524,030  $104,422,216
                                                     ============  ============

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                        For the Years Ended December 31,

                                           1999         1998         1997
                                           ----         ----         ----
Revenues............................... $82,515,114  $73,234,285  $36,652,889
Cost of revenues (exclusive of
 depreciation).........................  50,861,641   41,091,313   21,812,960
                                        -----------  -----------  -----------
 Gross profit..........................  31,653,473   32,142,972   14,839,929
Selling, general and
 administrative expenses (selling,
 general and administrative expenses to
 related parties are $749,369,
 $1,020,702, and $258,665,
 respectively).........................  28,924,397   21,431,374    8,909,475
Amortization expense...................   3,110,531    1,731,372      900,696
Unusual charge.........................   1,526,351          --           --
                                        -----------  -----------  -----------
 (Loss) income from operations.........  (1,907,806)   8,980,226    5,029,758
Interest income........................     181,426      197,522      117,961
Interest expense-related party.........    (394,892)    (569,538)  (1,999,009)
Interest expense.......................  (3,510,200)    (535,295)    (440,453)
Other expense-related party............         --           --      (301,841)
                                        -----------  -----------  -----------
 (Loss) income before income taxes.....  (5,631,472)   8,072,915    2,406,416
Income tax benefit (expense)...........   1,793,130   (3,552,083)  (1,181,484)
                                        -----------  -----------  -----------
 (Loss) income before extraordinary
  charge...............................  (3,838,342)   4,520,832    1,224,932
Extraordinary charge on extinguishment
 of debt (net of income tax expense of
 $82,195)..............................    (101,686)         --           --
                                        -----------  -----------  -----------
 Net (loss) income .................... $(3,940,028) $ 4,520,832  $ 1,224,932
                                        ===========  ===========  ===========
(Loss) earnings per share of common
 stock
 Basic:
  (Loss) income before extraordinary
   charge ............................. $     (0.41) $      0.52  $      0.26
  Extraordinary charge.................       (0.01)         --           --
  Net (loss) income....................       (0.42)        0.52         0.26
 Diluted (loss) earnings per share of
  common stock......................... $     (0.42) $      0.51  $      0.26

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

         STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY (DEFICIT)
             For the Years Ended December 31, 1997, 1998 and 1999.

                            Common Stock    Additional
                          -----------------   Paid-in     Retained Earnings/   Treasury    Deferred
                           Shares   Amount    Capital    Accumulated (Deficit)  Stock    Compensation    Total
                          --------- ------- -----------  --------------------- --------  ------------ -----------
Balance, December 31,
1996....................  4,430,000 $44,300 $12,789,892      $(18,138,527)     $     --     $   --    $(5,304,335)
Sale of common stock to
management..............    234,000   2,340      25,588                --            --     (9,890)        18,038
Purchase of TMS by TLM
(Note 1)................         --      --     164,500                --            --         --        164,500
Purchase of common
stock...................         --      --         --                 --          (143)        --           (143)
Merger of TLM and Access
Worldwide (Note 1)......    100,000   1,000   1,033,112                --            --         --      1,034,112
Net income for the year
ended December 31,
1997....................         --      --         --          1,224,932            --         --      1,224,932
                          --------- ------- -----------      ------------      --------     ------    -----------
Balance, December 31,
1997....................  4,764,000  47,640  14,013,092       (16,913,595)         (143)    (9,890)    (2,862,896)
                          --------- ------- -----------      ------------      --------     ------    -----------
Common stock issued at
Offering................  4,000,000  40,000  41,335,532                --            --         --     41,375,532
Convertible promissory
note converted to common
stock...................    208,334   2,083   2,497,917                --            --         --      2,500,000
Contingent payments made
in the form of common
stock...................     70,851     709     694,347                --            --         --        695,056
Purchase of common
stock...................         --      --          --                --      (602,812)        --       (602,812)
Issuance of treasury
stock...................         --      --     (50,040)               --       550,425         --        500,385
Amortization of deferred
compensation............         --      --          --                --            --      4,298          4,298
Net income for the year
ended December 31,1998..         --      --          --         4,520,832            --         --      4,520,832
                          --------- ------- -----------      ------------      --------     ------    -----------
Balance, December 31,
1998....................  9,043,185  90,432  58,490,848       (12,392,763)      (52,530)    (5,592)    46,130,395
                          --------- ------- -----------      ------------      --------     ------    -----------
Contingent payments made
in the form of common
stock...................    485,293   4,853   4,441,185                --            --         --      4,446,038
Issuance of treasury
stock...................         --      --          --                --        52,530         --         52,530
Amortization of deferred
compensation............         --      --          --                --            --      5,592          5,592
Net loss for the year
ended December 31,
1999....................         --      --          --        (3,940,028)           --         --     (3,940,028)
                          --------- ------- -----------      ------------      --------     ------    -----------
Balance, December 31,
1999....................  9,528,478 $95,285 $62,932,033      $(16,332,791)     $     --     $   --    $46,694,527
                          ========= ======= ===========      ============      ========     ======    ===========

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31,

                                          1999          1998          1997
                                       -----------  ------------  ------------
Cash flows from operating activities:
 Net (loss) income ................... $(3,940,028) $  4,520,832  $  1,224,932
 Adjustments to reconcile net (loss)
  income
  to net cash (used in) provided by
  operating activities:
 Depreciation and amortization........   5,521,405     2,979,446     1,330,159
 Extraordinary charge, net of
  applicable income taxes.............     101,686           --            --
 Income tax effect of extraordinary
  charge..............................      82,195           --            --
 Deferred tax provision...............    (113,469)     (740,979)       92,115
 Allowance for doubtful accounts......     (71,719)      (95,134)      268,403
 Interest expense on mandatorily
  redeemable
  preferred stock.....................         --         46,142       288,000
Changes in operating assets and
    liabilities,
    excluding effects from
    acquisitions:
    Accounts receivable...............   2,415,902   (10,008,716)   (2,356,732)
  Unbilled receivables................    (953,288)   (2,001,611)          --
  Due to related parties and
   affiliates.........................     (97,148)     (407,411)    1,603,990
  Other assets, net...................     327,866    (1,678,358)     (865,375)
  Accounts payable and accrued
   expenses...........................  (7,280,869)   11,459,644       315,949
  Deferred revenue....................     337,219     1,467,635       496,244
                                       -----------  ------------  ------------
   Net cash (used in) provided by
    operating activities..............  (3,670,248)    5,541,490     2,397,685
                                       -----------  ------------  ------------
Cash flows from investing activities:
 Additions to property and equipment,
  net.................................  (5,281,719)   (5,672,131)   (1,545,518)
 Use of letter of credit..............         --            --     15,000,000
 Business acquisitions, net of cash
  acquired............................  (3,602,959)  (36,904,338)  (20,238,495)
                                       -----------  ------------  ------------
  Net cash used in investing
   activities.........................  (8,884,678)  (42,576,469)   (6,784,013)
                                       -----------  ------------  ------------
Cash flows from financing activities:
 Deferred stock issuance and loan
  origination fees....................    (704,390)   (2,128,191)     (892,211)
 Payments on capital lease............     (27,156)      (74,109)     (220,494)
 Proceeds from notes payable..........         --     11,000,000    15,446,248
 Proceeds from sale of common and
  preferred stock.....................   4,498,567    45,135,802     1,999,500
 Net borrowings under line of credit
  facility............................  14,949,812    19,986,952     5,810,000
 Repurchase of mandatorily redeemable
  preferred stock.....................  (2,500,000)          --            --
 Repayment of related party debt......    (867,746)  (36,385,155)  (16,042,248)
 Purchase of common shares............         --       (602,812)         (143)
                                       -----------  ------------  ------------
 Net cash provided by financing
  activities..........................  15,349,087    36,932,487     6,100,652
                                       -----------  ------------  ------------
 Net increase (decrease) in cash and
  cash equivalents....................   2,794,161      (102,492)    1,714,324
Cash and cash equivalents, beginning
 of period............................   1,912,219     2,014,711       300,387
                                       -----------  ------------  ------------
Cash and cash equivalents, end of
 period............................... $ 4,706,380  $  1,912,219  $  2,014,711
                                       ===========  ============  ============
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for:
 Interest............................. $ 3,760,200  $  1,903,931  $    651,822
                                       ===========  ============  ============
 Income taxes......................... $   250,400  $  2,438,299  $  1,296,000
                                       ===========  ============  ============

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Business Description and Significant Accounting Policies

Business Description

  Access Worldwide Communications, Inc. ("Access Worldwide" or the "Company") is an outsourced marketing services company that assists clients in the pharmaceutical, telecommunications, financial services and consumer products industries. The Company designs and delivers innovative, data-driven sales and marketing solutions that maximize clients' sales and profits. The Company has particular expertise in reaching key pharmaceutical audiences--physicians, pharmacists and patients--and targeted consumer groups. Access Worldwide's resources include proprietary databases of targeted consumers, physicians and pharmacists; strategic planning and market research services; internet services; medical education; medical meetings management; medical publications; inbound and outbound teleservices in 15 different languages; Electronic Territory Management Systems ("ETMS"); and Drug Enforcement Administration ("DEA") approved drug sample fulfillment and direct mail capabilities.

Basis of Presentation

  The financial statements present the financial position and results of operations of Access Worldwide and its subsidiaries. Access Worldwide was incorporated in Delaware in 1983, and operates in Boca Raton, Florida. Access Worldwide was formed and was wholly owned by several individuals (the "Former Principal Stockholders"). In addition, certain Former Principal Stockholders formed and owned the majority of another corporation, TelAc, Inc., which operated in Dallas, Texas. On December 6, 1996, the Company and TelAc, Inc. were merged. The merger was effected through a one-for-one share exchange, with the stockholders of TelAc, Inc. receiving one Access Worldwide share for every TelAc, Inc. share. The fair value of the consideration paid was based on the fair value of shares of Access Worldwide, which was determined based on the price being paid by third parties, at the time, to acquire shares of Access Worldwide. The merger was accounted for using the purchase method of accounting. TelAc, Inc. is included on a combined basis with the Company from the date of its inception (July 1995) through December 6, 1996 due to common ownership, common management and the integrated nature of business activities/operations. All intercompany operations have been eliminated in the Company's combined financial statements.

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

  On January 1, 1997, TLM Holdings Corp. ("TLM"), an inactive corporation with no assets, liabilities or operations, was formed by the Investors to purchase, through a subsidiary, certain assets and assume certain liabilities of TeleManagement Services, Inc. ("TMS") for $7,800,000. In connection with the initial capitalization of TLM, the Investors purchased (a) 3,500,000 shares of common stock of TLM for an aggregate purchase price of $199,500 and (b) 18,000 shares of mandatorily redeemable preferred stock of TLM for an aggregate purchase price of $1,800,000. Since Access Worldwide and TLM were commonly controlled companies effective with the acquisition on January 1, 1997, the financial statements as of and for the year ended December 31, 1997 are presented on a combined basis. All intercompany transactions and balances have been eliminated.

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

  Based on the merger of commonly controlled interests, the Company's financial statements as of December 31, 1999 and 1998 have been consolidated and all intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

  All highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents.

Loan Origination Fees

  Loan origination fees represent costs incurred in connection with the Company's receipt of its Revolving Credit and Term Loan Facility. These fees, which are included in other assets in the accompanying balance sheet, are amortized as interest expense over the life of these facilities.

Computer Software

  The Company has developed certain computer software and technically derived procedures intended to maximize the quality and efficiency of its services. Costs of purchased internal-use computer and telephone software are capitalized and costs of internally developed internal-use computer software are capitalized based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight line method over a period of three years.

Property and Equipment

  Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the term of the facilities' lease. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the period. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for major renewals that extend the useful lives are capitalized.

Intangible Assets

  Assets and liabilities acquired in connection with business combinations are accounted for under the purchase method of accounting and are recorded at their respective fair values. The excess of the purchase price over the fair value of net assets acquired consists of noncompete agreements, customer lists, assembled workforce and goodwill (the "intangible assets"). The intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to thirty-five years.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

1. Business Description and Significant Accounting Policies -- (Continued) Long-Lived Assets

  Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that, based on estimated future cash flows, the related carrying amounts may not be recoverable. When required, impairment losses on assets are recognized based on the excess of the asset's carrying amount over the fair value of the asset, and the long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Deferred Revenue

  Deferred revenues represent customer deposits for services that have been contracted for but have not been fully performed.

Treasury Stock

  The purchase of treasury stock was accounted for using the cost basis method of accounting.

  On September 10, 1998, the Board of Directors approved a 300,000 common stock buyback program. At December 31, 1999, the Company had 165,000 shares of common stock left to be repurchased under this program.

Revenue Recognition

  Revenues received from database analysis, strategic planning, telesales/services, direct mail, sales force support systems, sales territory management and product sample fulfillment are recognized when services are rendered. Revenues received from market research, contract services and medical education and medical meetings management services are recognized using the percentage of completion method.

Income Taxes

  The Company elected to be treated as a C Corporation and therefore income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Accordingly, deferred tax assets and liabilities are recognized at applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis.

Earnings Per Share

  Earnings per share are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding.

Stock-Based Compensation

  SFAS No. 123, Accounting for Stock-based Compensation encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for its stock-based compensation plan using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and its related Interpretations.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

1. Business Description and Significant Accounting Policies -- (Continued) Accounting Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Concentrations of Credit Risk

  Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of cash, accounts receivable and unbilled receivables. The Company maintains cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes the risk related to these deposits is minimal. The Company does not require collateral or other security to support credit sales. In addition, the Company maintains reserves for potential credit losses.

Reclassifications

  Certain reclassifications have been made to the December 31, 1998 and 1997 financial statements to conform to the December 31, 1999 presentation.

2. Financial Results and Liquidity

  At the end of the second quarter of 1999, the Company reported operating losses and as a result was in violation of certain financial covenants of its Credit Facility ("Events of Default") with the Bank Group. Simultaneously, the Company enacted a Corporate Plan to strengthen revenue growth, improve operating performance and increase stockholder value over time.

  Following the occurrence of the Events of Default, the Company operated under a forbearance agreement with the Bank Group, which expired on November 8, 1999. The Company subsequently entered into an Amendment Agreement and Waiver on April 14, 2000, which among other things, waived existing Events of Default, reestablished financial covenants which management believes the Company will be able to comply with, and limits the revolving credit facility to $17 million. As a condition precedent to the Amendment Agreement and Waiver, the Company also restructured its subordinated promissory notes. (See
Note 20)

  At December 31, 1999, the Company had working capital of $8.2 million, an increase of $6.2 million from December 31, 1998. The Company's primary sources of liquidity consist of cash and cash equivalents, accounts receivable, and the Credit Facility.

3. Leveraged Recapitalization

  On December 6, 1996, the Company consummated a leveraged Recapitalization (the "Recapitalization") pursuant to the Recapitalization and Investment Agreement with the Company, the Former Principal Stockholders and the Investors. The principal elements of the Recapitalization included the following:

  . Amendments to the certificate of incorporation to provide that the authorized capital consists of 1,000,000 shares of $.01 par value preferred stock of which 18,000 shares shall be designated as cumulative mandatorily redeemable preferred stock; 19,500,000 shares of $.01 par value voting common stock; and 500,000 shares of $.01 par value non-voting common stock.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

3. Leveraged Recapitalization -- (Continued)



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

  . The repurchase and cancellation of 3,500,000 shares of voting common stock (out of 4,300,000 voting common shares) from the Former Principal Stockholders for $15,000,000 in promissory notes due January 2, 1997 and $3,000,000 in 6% convertible subordinated notes. The Company collateralized the promissory notes with an irrevocable letter of credit and fully funded the letter of credit on December 6, 1996. The $15,000,000 was paid to the Former Principal Stockholders on January 2, 1997.

4. Purchase Business Combinations

  Effective October 1, 1998, Access Worldwide acquired all the outstanding capital stock of AM Medica Communications, Ltd. ("AM Medica"), a New York company. The purchase price was $22,512,700 in cash, 122,045 shares of the Company's common stock, and a three year 6.5% subordinated promissory note in the principal amount of $5,500,000. The purchase price also includes certain future contingent payments of cash and the issuance of additional shares of the Company's common stock dependent on the achievement of certain financial goals by AM Medica. The ultimate amount of cash to be paid and the ultimate number of shares of common stock to be issued cannot be determined until the earnout period terminates and achievement of criteria is established.

  The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair values. The financial statements reflect the results of the acquisition from the date of acquisition.

  Information with respect to the purchase of AM Medica is as follows:

Cash paid (net of cash acquired)................................... $22,512,700
Stock issued.......................................................     500,000
Notes issued.......................................................   5,500,000
Liabilities assumed................................................   9,794,042
                                                                    -----------
                                                                     38,306,742
Fair value of tangible assets acquired.............................  10,140,715
                                                                    -----------
Cost in excess of fair value of tangible assets acquired........... $28,166,027
                                                                    ===========

  The unaudited results of operations on a pro forma basis as if the acquisition of AM Medica was made as of the beginning of the year for the year ended December 31, 1998 is as follows:

Revenues........................................................... $92,238,844
Income from operations.............................................  11,708,370
Net income.........................................................   5,304,201
Earnings per share of common stock
 Basic.............................................................       $0.61
 Diluted...........................................................       $0.59

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

4. Purchase Business Combinations -- (Continued)

  Certain purchase agreements require additional contingent payments if certain financial goals are achieved. Of the aggregate amounts payable under these agreements, 500,748 (including 15,455 shares of treasury stock) and 70,851 shares of the Company's common stock, valued at $4,498,568 and $695,056 were issued and $3,295,423 and $695,056 in cash was paid during 1999 and 1998, respectively. As of December 31, 1999 and 1998, the Company has accrued $973,507 and $8,474,698, respectively, as additional contingent payments in accordance with certain purchase agreements.

  Intangible Assets consist of the following:


                                                            December 31,
                                           Useful Life ------------------------
                                            In Years      1999         1998
                                           ----------- -----------  -----------
   Goodwill...............................     35      $72,938,386  $69,335,377
   Customer lists.........................      5        2,009,494    2,009,494
   Assembled workforce....................      3        1,471,844    1,471,844
   Noncompete agreements..................      7          874,034      874,034
                                                       -----------  -----------
                                                        77,293,758   73,690,749
   Less: Accumulated amortization.........              (5,775,485)  (2,664,954)
                                                       -----------  -----------
   Intangible assets, net.................             $71,518,273  $71,025,795
                                                       ===========  ===========

5. Initial Public Offering

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

  Also, in conjunction with the Offering, the following occurred: (i) the 6% convertible subordinated promissory note due to the former stockholder of Phoenix for $2,500,000 was converted into 208,334 shares of common stock; (ii) the Company's 36,000 shares of series 1996 and 1997 preferred stock were converted into 65,000 shares of Series 1998 $0.01 par value preferred stock with dividends payable per share in cash and non cash distributions equal to the product of (x) 8.33 and (y) any per share dividends and distributions paid on shares of common stock; mandatorily redeemable by the Company at a price of $100 per share upon any other public offering, a change in control, or the Company's achievement of net income of $10 million over any four consecutive quarters; (iii) $2,900,000 of 8% subordinated promissory notes due to the Investors on December 1, 2006 was converted into 29,000 shares of series 1998 preferred stock; (iv) the Company paid $299,000 in accrued interest on the series 1996 preferred stock and (v) the 500,000 shares of non-voting common stock were converted into 500,000 shares of voting common stock on a share-for-share basis.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

6. Property and Equipment

  Property and equipment consists of the following:

                                                            December 31,
                                          Useful Life  ------------------------
                                           In Years       1999         1998
                                         ------------- -----------  -----------
   Furniture and fixtures..............        7       $ 2,304,494  $ 1,640,792
   Telephone and office equipment......        7         3,378,295    3,353,205
   Computer equipment..................       3-5        7,401,619    3,471,321
   Leasehold improvements. ............  Life of lease   2,741,816    2,004,692
                                                       -----------  -----------
                                                        15,826,224   10,470,010
   Less: Accumulated depreciation......                 (4,390,241)  (1,904,822)
                                                       -----------  -----------
   Property and equipment, net.........                $11,435,983  $ 8,565,188
                                                       ===========  ===========

  Depreciation expense (including property and equipment held under capital leases) was $2,410,874, $1,248,073 and $429,463 for the years ended December 31, 1999, 1998 and 1997, respectively.

7. Revenue From Significant Customer

  A substantial portion of the Company's revenue is derived from one customer which is included in the Consumer Segment (see Note 19). For the years ended December 31, 1999, 1998 and 1997 revenues from that customer amounted to approximately 29%, 36% and 59% of revenues, respectively. At December 31, 1999, 1998 and 1997 amounts due from that customer included in accounts receivable amounted to approximately 16%, 21% and 39% of accounts receivable, respectively.

8. Income Taxes

  The provision for income taxes consists of the following:

                                             For the Years Ended December 31,
                                             ----------------------------------
                                                1999         1998       1997
                                             -----------  ---------- ----------
   Current tax (benefit) expense:
     Federal...............................  $(1,842,045) $2,374,376 $1,228,697
     State.................................      (64,554)    436,728    132,435
                                             -----------  ---------- ----------
                                              (1,906,599)  2,811,104  1,361,132
                                             -----------  ---------- ----------
   Deferred tax expense (benefit):
     Federal...............................      120,965     631,139   (155,622)
     State.................................       (7,496)    109,840    (24,026)
                                             -----------  ---------- ----------
                                                 113,469     740,979   (179,648)
                                             -----------  ---------- ----------
                                             $(1,793,130) $3,552,083 $1,181,484
                                             ===========  ========== ==========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

8. Income Taxes -- (Continued)

  Deferred tax assets (liabilities) are comprised of the following:

                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        -----------  ---------
   Gross deferred tax assets:
     Accrued severance pay............................. $   277,716  $     --
     Accrued vacations.................................     116,318     43,494
     Accrued expenses..................................         --      50,665
     Allowance for doubtful accounts...................      70,883     15,902
     Net operating losses carryforward.................      87,858        --
     Other.............................................      50,069        --
                                                        -----------  ---------
                                                            602,844    110,061
                                                        -----------  ---------
   Gross deferred tax liabilities:
     Amortization of intangible assets.................    (793,944)  (383,565)
     Depreciation......................................    (290,104)  (451,208)
     Other.............................................    (265,354)   (18,596)
                                                        -----------  ---------
                                                         (1,349,402)  (853,369)
                                                        -----------  ---------
   Net deferred tax liabilities........................ $  (746,558) $(743,308)
                                                        ===========  =========

  For tax purposes, the Company had available at December 31, 1999 net operating losses ("NOL") for state income tax purposes of approximately $1,479,083 which will expire in the year 2006.

  Deferred tax assets and liabilities are included in other current assets and accounts payable and accrued expenses, respectively.

  The effective tax rate was different from the federal statutory rate as follows:

                                                                For the Years
                                                                Ended December
                                                                     31,
                                                                -----------------
                                                                1999   1998  1997
                                                                ----   ----  ----
   Statutory rate.............................................. (34)%   34%   34%
   Meals and entertainment and officers' life insurance........   1      1    --
   State income taxes, net of federal benefit..................  --      7     4
   Preferred stock dividend treated as interest expense........  --     --     4
   Amortization of goodwill....................................   2      1     6
   Other items, net............................................  (1)     1    --
                                                                ---    ---   ---
                                                                (32)%   44%   48%
                                                                ===    ===   ===

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

9. Indebtedness

                                                           December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
The Company's borrowings consist of the following:
Revolving credit and term loan facility.............  $40,537,901  $       --
Committed line of credit facility...................          --    25,588,089
6.5% subordinated promissory note due to the former
 sole stockholder of AM Medica; principal due in
 annual installments of $1,833,333 beginning October
 24, 1999 and due in full on October 24, 2001;
 interest at 6.5% per year payable semi-annually....    5,219,000    5,500,000
6% convertible subordinated promissory note due to
 stockholders; principal due in annual installments
 of $60,000 beginning April 1, 1998 and due in full
 on April 1, 2000; interest at 6% per year payable
 quarterly; convertible into shares of common stock
 at a price of $15 per share if the net revenues of
 the applicable acquired firm's business for the
 years ending December 31, 1997 through 1999 exceed
 a specified target. This target was not met in 1999
 and 1998...........................................       60,000      120,000
6% subordinated promissory note due to former
 stockholder of TMS; principal due in annual
 installments of $433,334 beginning January 15, 1998
 and due in full on January 15, 2000; interest at 6%
 per year payable annually..........................      433,334      866,667
Amount due to former stockholder of TMS; principal
 due in monthly payments of $12,500 plus interest at
 8% through February 1, 1999........................          --        13,437
6.5% subordinated promissory note due to the former
 sole stockholder of CAG; principal due in quarterly
 installments of $20,000 beginning January 1, 1998
 and due in full on October 1, 2000; interest at
 6.5% per year payable quarterly....................       80,000      160,000
Capital leases payable in monthly installments of up
 to $2,029 through November 2001....................       57,356       61,812
Restrictive covenant payable in monthly installments
 of $2,942 through August 1999......................          --        22,676
                                                      -----------  -----------
                                                       46,387,591   32,332,681
Less: Current portion...............................   (5,018,873)  (2,485,201)
                                                      -----------  -----------
                                                      $41,368,718  $29,847,480
                                                      ===========  ===========

  On January 20, 1998, the Company received a commitment from a bank for a committed line of credit facility for $30,000,000. The credit agreement provided for interest at a variable rate, which depended on certain financial ratios, equal to (a) the LIBOR rate plus 1.25% to 2.00% or (b) the lead bank's prime rate plus 0% to 0.375%.

  On March 12, 1999, the Company received from a syndicate of financial institutions (the "Bank Group"), (i) a revolving credit facility of $40,000,000, with a sublimit of $5,000,000 for the issuance of standby letters of credit and a sublimit of $5,000,000 for swingline loans, and (ii) a term loan facility of $25,000,000 (collectively, the "Credit Facility"). All of the foregoing bears interest at formula rates ranging from either (i) the higher of (a) the Federal Funds Rate plus 0.50% and (b) the prime lending rate, plus an applicable margin ranging from 0.0% to 1.0% or (ii) LIBOR, plus an applicable margin ranging from 1.25% to 2.50%. The Company is required to pay a commitment fee on the unused portions of the Credit Facility.

  On March 12, 1999, $28,288,089 of the Credit Facility was used to extinguish the Company's $30,000,000 committed line of credit. The Company recognized an extraordinary after-tax charge of $101,686 or $0.01 per share for the write-off of loan origination fees as a result of the extinguishment. In addition, $2,500,000 of the Credit Facility was used to redeem 25,000 shares of the Company's mandatorily redeemable preferred stock, Series 1998, at a price of $100 per share. No gain or loss was recorded on the redemption of shares.

  The Credit Facility is collateralized by substantially all of the assets of the Company and has certain financial covenants. During 1999, the Company was not in compliance with certain financial covenants ("Event of Defaults") of its Credit Facility, and was engaged in negotiations to restructure the Credit Facility with the Bank Group. On September 28, 1999, the Company entered into a forbearance agreement ("the Agreement").

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

9. Indebtedness -- (Continued)
The Agreement provided that the Bank Group (a) forbear exercising their right to stop making extensions of credit and to accelerate the full outstanding balance on the Credit Facility, which rights arose from the Event of Defaults,
(b) agree not to charge interest on the outstanding balance on the Credit Facility at the full default rate (approximately 11%), and (c) continue to make available to the Company draws as provided under the Credit Facility. In addition, the Agreement limited the Company's ability to draw on its Credit Facility to $16 million without prior consent of the Bank Group. The Agreement was amended on October 22, 1999, and expired on November 8, 1999.

  As a result of the default, on October 24, 1999, the Company failed to make its scheduled payment of $1,833,333 on its 6.5%, $5,219,000 subordinated promissory note to a former stockholder of AM Medica. The former stockholder's employment agreement contains a provision that in the event of a default on the subordinated promissory note, the Company has a period of 180 days to remedy such default to keep the employment agreement binding. The period expires on April 26, 2000. The subordinated promissory note accrued interest at 12%, the default rate (See Note 20).

  Aggregate annual principal maturities for indebtedness as of December 31, 1999 are as follows:

      2000.......................................................... $ 5,018,873
      2001..........................................................  39,799,718
      2002..........................................................   1,569,000
                                                                     -----------
                                                                     $46,387,591
                                                                     ===========

10. Operating Leases

  The Company leases office space and operating equipment under non-cancelable operating leases with terms ranging from three to ten years and expiring at various dates through June 2008. Rent expense under operating leases was $3,031,320, $2,081,597 and $1,002,223 for the years ended December 31, 1999,
1998 and 1997, respectively.

  The Company leases office and warehouse facilities under a long-term operating lease from a partnership comprised of stockholders and certain former stockholders expiring November 2007. Rent expense under this agreement totaled $702,860, $630,460 and $56,447 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has receivables from this partnership in the amount of $7,043, $4,845 and $16,000 at December 31, 1999, 1998 and
1997, respectively.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

10. Operating Leases -- (Continued)

  Aggregate minimum annual rentals under the operating leases as of December 31, 1999 are as follows:

      2000.......................................................... $ 3,276,251
      2001..........................................................   3,135,220
      2002..........................................................   2,736,297
      2003..........................................................   2,520,633
      2004..........................................................   2,076,088
      Thereafter....................................................   1,546,862
                                                                     -----------
                                                                     $15,291,351
                                                                     ===========

11. Sales-Type Leases

  The Company leases equipment to customers under sales-type leases. The current portion of the net investment in sales-type leases is included in current other assets and the long-term portion is included in non-current other assets. The components of the net investment in sales-type leases as of December 31, 1999 and December 31, 1998 are as follows:

                                                               1999      1998
                                                             --------  --------
      Minimum rental receivables............................ $418,632  $475,127
      Less: unearned interest income........................  (16,086)  (14,333)
                                                             --------  --------
      Net investment in sales-type leases................... $402,546  $460,794
                                                             ========  ========

  Minimum aggregate rental receivables under existing leases as of December
31, 1999 were as follows:

      2000..................................................           $272,376
      2001..................................................            130,170
                                                                       --------
        Total...............................................           $402,546
                                                                       ========

  Under these leases, the Company also leases Company developed software and is obligated to provide maintenance services.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

12. (Loss) Earnings Per Common Share

  The following is the computation of basic and diluted earnings per common share:

                                         For the Years Ended December 31,
                                      --------------------------------------
                                      (Loss) Income     Shares     Per Share
                                       (Numerator)   (Denominator)  Amount
                                      -------------- ------------- ---------
   1999
   Basic.............................  $(3,940,028)    9,403,291    $(0.42)
                                       -----------     ---------    ------
   Loss per share of common stock--
    diluted .........................  $(3,940,028)    9,403,291    $(0.42)(1)
                                       ===========     =========    ======
   1998
   Basic.............................  $ 4,520,832     8,645,076    $ 0.52
   Effect of dilutive securities:
     Stock options...................          --         75,802       --
     Earnout contingency.............          --        159,755       --
                                       -----------     ---------    ------
   Earnings per share of common
    stock--diluted...................  $ 4,520,832     8,880,633    $ 0.51
                                       ===========     =========    ======
   1997
   Basic.............................  $ 1,224,932     4,762,333    $ 0.26
   Effect of dilutive securities:
     Stock options...................          --         67,098       --
     Convertible debt................       19,375        43,403       --
                                       -----------     ---------    ------
   Earnings per share of common
    stock--diluted...................  $ 1,244,307     4,872,834    $ 0.26
                                       ===========     =========    ======

  (1) Since the effects of stock options and earnout contingencies are anti-dilutive for the twelve months ended December 31, 1999, these effects have not been included in the calculation of diluted earnings per share ("EPS") for 1999.

13. Mandatorily Redeemable Preferred Stock

  Subsequent to the Recapitalization (see Note 3), Access Worldwide had the authority to issue 1,000,000 shares of preferred stock, $.01 par value per share.

  The first series of preferred stock designated in 1996 by Access Worldwide is 18,000 shares of non-voting cumulative mandatorily redeemable preferred stock, $.01 par value ("Series 1996"). The holders of this stock were entitled to receive dividends in cash, when and as declared by the Board of Directors, at a rate of $8.00 per share per year payable quarterly commencing on March 31, 1997. Dividends were cumulative on these shares.

  The second series of preferred stock designated in 1997 by Access Worldwide was 18,000 shares of non-voting 8% cumulative mandatorily redeemable preferred stock, $.01 par value ("Series 1997").

  Note 5 describes the conversion of the both series 1996 and 1997 preferred stock into a new series upon the completion of the Offering of the Company's common stock.

  During 1999, 25,000 shares of the Company's mandatorily redeemable preferred stock. Series 1998 were redeemed at a price of $100 per share (see Note 9).

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

14.  Stock Option Plan

  Effective May 1, 1997, the Company adopted the 1997 Stock Option Plan (the "Plan") which is administered by the Compensation Committee of the Board of Directors of the Company. During 1999, the Compensation Committee approved a resolution to increase the maximum number of shares of common stock available for award. Under the Plan, the number of available options increased from 800,000 to 1,300,000. The exercise price of each option must equal or exceed the fair market value of the Company's stock on the date of the grant. An option's maximum term is 10 years. Vesting terms are determined by the Compensation Committee at the time of grant. The Plan terminates effective May 1, 2007.

  The Company applies APB No. 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, excluding options with performance conditions, the Company's net income and earnings per share would have been reduced to the pro forma amounts of:

                                                  Years Ended December 31,
                                                 1999         1998       1997
                                              -----------  ---------- ----------
   Net income
     As reported............................. $(3,940,028) $4,520,832 $1,224,932
     Pro forma...............................  (4,419,691)  3,942,821  1,218,877
   Earnings per share
     As reported
       Basic................................. $     (0.42) $     0.52 $     0.26
       Diluted(1)............................ $     (0.42) $     0.51 $     0.26
     Pro forma
       Basic................................. $     (0.47) $     0.46 $     0.26
       Diluted(1)............................ $     (0.47) $     0.44 $     0.26

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in the year ended December 31, 1999: dividend yield of 0%; expected volatility of 80%; risk-free interest rate at a weighted average of 5.97%; expected option term of 5 years; and nominal option term of 10 years.
--------
(1) Since the effects of stock options and earnout contingencies are anti-dilutive for the twelve months ended December 31, 1999, these effects have not been included in the calculation of dilutive earnings per share ("EPS") for 1999.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

14. Stock Option Plan -- (Continued)

  A summary of the status of the Plan, excluding options with performance conditions, as of December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below.

                                1999              1998                  1997
                          ----------------- --------------------  -----------------
                                  Weighted-            Weighted-          Weighted-
                                   Average              Average            Average
                                  Exercise             Exercise           Exercise
                          Shares    Price   Shares       Price    Shares    Price
                          ------- --------- -------    ---------  ------- ---------
Outstanding at beginning
 of year................  763,450   $8.43   185,000      $6.53        --      --
Granted.................  477,000    2.41   597,250(1)    9.00(1) 185,000   $6.53
Forfeited...............  299,200    9.64    18,800(1)    7.70(1)     --      --
                          -------   -----   -------      -----    -------   -----
Outstanding at end of
 year...................  941,250   $5.09   763,450      $8.43    185,000   $6.53
                          =======   =====   =======      =====    =======   =====
Options exercisable at
 year-end...............  192,240           125,640                   --
                          =======           =======               =======
Weighted-average fair
 value of options
 granted during the
 year...................            $1.65                $6.08              $1.56

(1) Includes 6,100 shares subject to options granted in which the exercise price was contingent upon the initial public offering that were forfeited during fiscal 1998.

  The following table summarizes information about stock options outstanding at December 31, 1999:

               Options Outstanding                      Options Exercisable
----------------------------------------------------- -------------------------
                               Weighted-
                                Average     Weighted                 Weighted-
  Range of                     Remaining    Average                   Average
  Exercise        Number      Contractual   Exercise     Number      Exercise
   Prices       Outstanding      Life        Price     Exercisable     Price
-------------   -----------   -----------   --------   -----------   ---------
$ 0.25-$ 7.25     738,500     9.25 years     $ 3.51      135,000      $ 5.06
  8.00-$ 9.80      57,950     8.83             8.59       10,220        8.25
 11.00-$12.00     144,800     8.50            11.74       47,020       11.99
                  -------                                -------
$ 0.25-$12.00     941,250     9.10 years     $ 5.09      192,240      $ 6.92
                  =======                                =======

15. Related Party Transactions

  The Company paid consulting fees to a company owned by a stockholder's brother totaling $216,432 during the year ended December 31, 1997.

  For the years ended December 31, 1999, 1998 and 1997, the Company paid payroll processing fees of $46,509, $359,663 and $215,674, respectively, to an affiliated company.

  During 1998, the Company paid a $750,000 fee to the Investors for their assistance in effecting the initial public offering of the Company's common stock, contingent upon the occurrence of the Offering of the Company. This fee was charged against the proceeds of the Company's Offering (see Note 5).

  The Company subleases a portion of its leased office space to a stockholder-controlled corporation on a month-to-month basis for $52,800 and $13,200 for the years ended December 31, 1999 and 1998, respectively. Amounts due from the stockholder-controlled corporation at December 31, 1999 were $26,200.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

15. Related Party Transactions -- (Continued)


  On September 1, 1999, the Compensation Committee approved a resolution to move from a voluntary Board of Directors to a compensated Board of Directors. The Company paid $47,250 in compensation to certain members of the Board of Directors. Additionally, the Company paid $15,400 in consulting fees to a member of the Board of Directors for services rendered during 1998.

16. Defined Contribution Plans

  The Company has a defined contribution employee benefit plan which covers substantially all employees of certain subsidiaries. The Company may make discretionary contributions to the plan. During the years ended December 31, 1999 and 1998, $133,499 and $184,754, respectively, was contributed to the plan. No contribution was made to the plan for the year ended December 31, 1997.

  The Company also sponsors a defined contribution profit sharing plan covering full-time employees of a specific subsidiary. Contributions are made at the discretion of the Company. Plan contributions for the years ended December 31, 1999, 1998 and 1997 totaled $0, $322,862 and $15,826, respectively.

17. Commitments and Contingencies

Employment Agreements

  In connection with certain acquisitions and in the normal course of business, the Company has entered into employment agreements with management employees, certain of whom are stockholders of the Company, which expire at various times through 2004. The employment agreements have terms up to five years and require annual payments of $2,568,000 with bonus amounts of up to $418,600 per year.

Contingent Consideration in Business Acquisitions

  In connection with certain acquisitions, the Company has entered into contractual arrangements whereby shares of Company common stock and cash may be issued to former owners of acquired businesses upon attainment of specified financial criteria over three to five years as set forth in the respective agreements. The amount of shares and cash to be issued cannot be fully determined until the periods expire and the attainment of the criteria is established. If the criteria are attained, but not exceeded, the amount of shares which could be issued and cash which could be paid subsequent to December 31, 1999 under all agreements is 1,000,000 shares and $7,398,000, respectively. If the targets are exceeded by 10%, the amount of shares which could be issued and cash which could be paid subsequent to December 31, 1999 under all agreements is 1,066,000 shares and $7,644,000, respectively. The Company accounts for this additional consideration, when the specified financial criteria are achieved and is payable, as additional purchase price for the related acquisition.

18. Fair Value of Financial Instruments

  The carrying amount of accounts receivable, other assets, accounts payable, accrued expenses, capital lease obligations, amount due under line of credit facility and deferred revenue approximate fair value.

  The fair value of the Company's long-term debt is determined by calculating the present value of expected future cash outlays associated with the debt instruments. The discount rate used is equivalent to the current rate offered to the Company for debt of the same maturities at December 31, 1999. The fair value of the Company's long-term indebtedness approximates the carrying value.

19. Segments

  In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

19. Segments -- (Continued)

  The Company's reportable segments are as follows:

  -- Pharmaceutical Marketing Service Segment ("Pharmaceutical")--provides outsourced services to the pharmaceutical industry.

  -- Consumer and Business Services Segment ("Consumer")--provides consumer and multilingual tele-marketing services to the telecommunications and financial services industries.

  --Other Segment--provides quantitative and qualitative research to various corporations worldwide.

  The Pharmaceutical Segment consists of three business units: TMS Professional Markets Group, Phoenix Marketing Group and AM Medica
Communications Group.

  The Company's accounting policies for these segments are the same as those described in the summary of Significant Accounting Policies, except that income tax expense is not allocated to each segment. In addition, Access Worldwide evaluates the performance of its segments and allocates resources based on gross margin, earnings before interest and taxes ("EBIT") and net income/loss.

  The table below presents information about net income/loss and segments used by the chief operating decision-maker of Access Worldwide as of and for the years ended December 31, 1999, 1998 and 1997:

                                                                   Segment
                         Pharmaceutical  Consumer      Other        Total     Reconciliation    Total
                         -------------- -----------  ----------  ------------ -------------- ------------
1999:
Revenues................  $46,831,543   $31,427,402  $4,265,866  $ 82,524,811  $    (9,697)  $ 82,515,114
Gross profit............   20,668,270     8,895,468   2,099,432    31,663,170       (9,697)    31,653,473
EBIT....................    5,798,526    (2,731,970)    (68,903)    2,997,653   (4,905,459)    (1,907,806)
Depreciation expense....    1,108,252     1,209,840      50,737     2,368,829       42,045      2,410,874
Amortization expense....    2,684,786       338,565      87,180     3,110,531           --      3,110,531
Total assets............   81,162,053    22,590,294   2,281,474   106,033,821    3,490,209    109,524,030
1998:
Revenues................  $39,747,370   $30,032,901  $3,450,953  $ 73,231,224  $     3,061   $ 73,234,285
Gross profit............   17,830,837    12,378,692   1,930,382    32,139,911        3,061     32,142,972
EBIT....................    7,217,351     4,738,536     234,557    12,190,444   (3,210,218)     8,980,226
Depreciation expense....      678,511       507,838      36,029     1,222,378       25,696      1,248,074
Amortization expense....    1,308,665       338,743      83,964     1,731,372           --      1,731,372
Total assets............   79,479,981    22,203,576   2,586,517   104,270,074      152,142    104,422,216
1997:
Revenues................  $12,348,689   $23,526,859  $  777,341  $ 36,652,889  $        --   $ 36,652,889
Gross profit............    5,538,083     8,879,315     422,531    14,839,929           --     14,839,929
EBIT....................    1,963,230     4,074,220      27,624     6,065,074   (1,035,316)     5,029,758
Depreciation expense....      152,479       276,087          --       428,566          897        429,463
Amortization expense....      539,401       333,307      27,988       900,696           --        900,696
Total assets............   31,674,262    18,808,595   2,183,447    52,666,304       13,815     52,680,119

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

20. Subsequent Events

Subordinated Promissory Note Due to Former Stockholder

  Due to the Events of Default on the Credit Facility, the Company was not allowed to make any payments on its subordinated promissory notes. Therefore, on January 2, 2000, February 14, 2000 and April 1, 2000, the Company was unable to make its scheduled payments of $20,000, $433,333, and $60,000 on its subordinated promissory notes due to the former stockholders of Cultural Access Group, TMS and TelAc, respectively. As a result, the interest rate on the subordinated promissory note due to the former stockholder of TMS increased to 10% from 6%.

  On April 14, 2000, the Company entered into an Amendment Agreement and Waiver (the "Amendment") to the Credit Facility with the Bank Group. The Amendment (a) provides that the Bank Group waive the Events of Default and amend certain provisions of the Credit Facility, including the reestablishment of financial covenants, (b) limits the revolving credit facility to $17 million, and (c) increases the interest rate on the outstanding Credit Facility to prime plus 3.0%, (d) allows certain payments to be made by the Company on its subordinated promissory notes based on amended or original agreements, (e) requires payment of a monitoring and amendment fee to the Bank Group equal to approximately 1.0% the sum of (i) the Aggregate Revolving Committed Amount and (ii) the outstanding principal balance of the Term Loan on such date. The Amendment expires on July 1, 2001.

  The 6.5% subordinated promissory note due to a former stockholder of AM Medica was amended to allow monthly payments of $150,000 and two payments of $250,000 in 2000. In addition, the subordinated promissory note as amended, bears an interest rate of 12% and is due in full on October 1, 2003.

  The 6% subordinated promissory note due to former stockholder of TMS was amended to allow for interest payments at the non-default rate of 6% and a payment of $433,334 plus accrued interest in excess of the non-default rate of 10% which is due on July 11, 2007.

  The remaining subordinated promissory notes will be paid during the year
2000.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

  There were no reportable events.

PART III

Item 10. Directors and Executive Officers of the Registrant

  The information appearing under the caption "Directors and Executive Officers" in the registrant's definitive proxy statement related to the Annual Meeting of Stockholders to be held on or about May 30, 2000 is incorporated by reference.

Item 11. Executive Compensation

  The information appearing under the caption "Executive Compensation" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or about May 30, 2000 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information appearing under the caption "Principal and Management Stockholders" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or about May 30, 2000 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information appearing under the caption "Certain Transactions" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or about May 30, 2000 is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(1) Financial Statements.

                                                                            Page
                                                                            ----
   Report of Independent Certified Public Accountants......................  22
   Balance Sheets..........................................................  23
   Statements of Operations................................................  24
   Statements of Changes in Common Stockholders' Equity (Deficit)..........  25
   Statements of Cash Flows................................................  26
   Notes to Financial Statements...........................................  27

  (a)(2) Schedules.

     Schedule II--Valuation and Qualifying Accounts

Schedule II: Valuation and Qualifying Accounts

Years Ended December 31, 1999, 1998 and 1997

                                 Balance At                          Balance At
                                 Beginning  Charged to                  End
                                 Of Period   Expense    Deductions   Of Period
                                 ---------- ----------  -----------  ----------
   Year ended December 31,
    1999:
   Allowance for doubtful
    accounts...................   $184,801  $1,089,365  $(1,161,084)  $113,082
   Year ended December 31, 1998
   Allowance for doubtful
    accounts...................    279,935     (28,428)     (66,706)   184,801
   Year ended December 31, 1997
   Allowance for doubtful
    accounts...................    182,604     506,202     (408,871)   279,935

     All other schedules have been omitted because they are not applicable or are not required under Regulation S-X.

  (3) The exhibits required to be filed as part of this Annual Report on Form 10-K are contained in the attached Index to Exhibits.

                               POWER OF ATTORNEY

  The Registrant and each person whose signature appears below hereby appoint Michael Dinkins and Richard Lyew as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000

                                          Access Worldwide Communications,
                                          Inc.

                                          By
                                            -----------------------------------
                                            Michael Dinkins, Chairman of the
                                                    Board, President
                                               and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----
         /s/ Michael Dinkins           Chairman of the Board,       March 30, 2000
______________________________________  President and Chief
          (Michael Dinkins)             Executive Officer and
                                        Director (principal
                                        executive officer)
         /s/ Richard A. Lyew           Vice President and           March 30, 2000
______________________________________  Corporate Controller
          (Richard A. Lyew)             (principal financial and
                                        accounting officer)
         /s/ Peter D. Bewley           Director                     March 30, 2000
______________________________________
          (Peter D. Bewley)
         /s/ Liam S. Donohue           Director                     March 30, 2000
______________________________________
          (Liam S. Donohue)
         /s/ Lee H. Edelstein          Director                     March 30, 2000
______________________________________
          (Lee H. Edelstein)
          /s/ Shawkat Raslan           Director                     March 30, 2000
______________________________________
           (Shawkat Raslan)

                               Index to Exhibits

 Exhibit
 Number                                                                    Page
 -------                                                                   ----
   2(a)  Agreement and Plan of Merger, dated as of December 6, 1996, by and between the Company and TelAc, Inc. (incorporated by
         reference to Exhibit 2(a) to the Company's Registration
         Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
   2(b)  Recapitalization and Investment Agreement, dated December 6,
         1996, by and among Telephone Access, Inc., the shareholders of
         Telephone Access, Inc., Abbingdon Venture Partners Limited
         Partnership ("Abbingdon-I"), Abbingdon Venture Partners Limited
         Partnership-II ("Abbingdon-II") and Abbingdon Venture Partners
         Limited Partnership-III ("Abbingdon-III") (incorporated by reference to Exhibit 2(b) to the Company's Registration
         Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
   2(c)  Agreement of Purchase and Sale, dated as of January 1, 1997, by and among TeleManagement Services, Inc., Lee H. Edelstein and
         TLM Holdings Corp. (incorporated by reference to Exhibit 2(c)
         to the Company's Registration Statement on Form S-1
         (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
   2(d)  Agreement of Purchase and Sale, dated as of September 1, 1997, by and among Hispanic Market Connections, Inc., M. Isabel
         Valdes and the Company (incorporated by reference to Exhibit
         2(d) to the Company's Registration Statement on Form S-1
         (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
   2(e)  Agreement of Purchase and Sale, dated as of October 1, 1997 by and among Phoenix Marketing Group, Inc., Douglas Rebak, Joseph
         Macaluso and the Company (incorporated by reference to Exhibit
         2(e) to the Company's Registration Statement on Form S-1
         (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
   2(f)  Agreement of Purchase and Sale dated as of October 24, 1998, by and among AM Medica Communications, Ltd., Ann Holmes and the
         Company (incorporated by reference to Exhibit 2(a) to the
         Company's Current Report on Form 8-K dated October 24, 1998).
   3(a)  Amended and Restated Certificate of Incorporation of the
         Company, as amended to date (incorporated by reference to
         Exhibit 3(a) to the Company's Registration Statement on Form S-
         1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
   3(b)  By-Laws of the Company (incorporated by reference to Exhibit
         3(b) to the Company's Registration Statement on Form S-1
         (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
   3(c)  Certificate of Ownership and Merger of Access Worldwide
         Communications, Inc. into the Company (incorporated by
         reference to Exhibit 3(c) to the Company's Annual Report on
         Form 10-K for year ended December 31, 1998).
   4(a)  The Company's 1997 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-
         1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
   4(b)  Preferred Stock, Series 1998 Agreement by and between the
         Company and Abbingdon-I and Abbingdon-II (incorporated by
         reference to Exhibit 4(b) to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1998).
  10(a)  Credit Agreement dated April 9, 1998, by and among the Company,
         NationsBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1998).

 Exhibit
 Number                                                                    Page
 -------                                                                   ----
  10(b)  Credit Agreement dated March 12, 1999 by and among the Company, certain subsidiaries of the Company as guarantors, NationsBank,
         N.A., as lender and agent and the other lenders party thereto
         (incorporated by reference to Exhibit 10(b) to the Company's
         Annual Report on Form 10-K for the year ended December 31,
         1998).
  10(c)  6% Convertible Subordinated Promissory Note of the Company,
         dated October 17, 1997, payable to the order of Phoenix
         Marketing Group, Inc. (incorporated by reference to Exhibit
         10(i) to the Company's Registration Statement on Form S-1
         (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
  10(d)  6% Redeemable Subordinated Promissory Note of the Company,
         dated October 17, 1997, payable to the order of Phoenix
         Marketing Group, Inc. (incorporated by reference to
         Exhibit 10(j) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
  10(e)  Stock Purchase Agreement, dated December 6, 1996, by and between the Company and John E. Jordan (incorporated by
         reference to Exhibit 10(k) to the Company's Registration
         Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
  10(f)  Stock Purchase Agreement, dated January 15, 1997, between TLM
         Holdings Corp. and Lee H. Edelstein (incorporated by reference to Exhibit 10(l) to the Company's Registration Statement on
         Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
  10(g)  Stock Purchase Agreement, dated April 1, 1997, by and between the Company and John Fitzgerald (incorporated by reference to
         Exhibit 10(m) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
  10(h)  Employment Agreement dated December 6, 1996, by and between the
         Company and John E. Jordan (incorporated by reference to
         Exhibit 10(n) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
  10(i)  Employment Agreement, dated January 15, 1997, by and between
         TLM Holdings Corp. and Lee Edelstein (incorporated by reference to Exhibit 10(o) to the Company's Registration Statement on
         Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
  10(j)  Employment Letter Agreement, dated April 1, 1997, by and between the Company and John Fitzgerald (incorporated by
         reference to Exhibit 10(p) to the Company's Registration
         Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).
  10(k)  Employment Agreement, dated August 1, 1997, by and between the
         Company and Michael Dinkins (incorporated by reference to
         Exhibit 10(q) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
  10(l)  Employment Agreement, dated October 17, 1997, by and between the Company and Douglas Rebak (incorporated by reference to
         Exhibit 10(r) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
  10(m)  Agreement, effective January 1, 1997, by and between the
         Company and Sprint/United Management Company, together with contract orders related thereto (incorporated by reference to
         Exhibit 10(s) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).

 Exhibit
 Number                                                                    Page
 -------                                                                   ----
 10(n)   Database Licensee Agreement for the AMA Physician Professional
         Data, effective January 1, 1996, between the Company and the
         American Medical Association (incorporated by reference to
         Exhibit 10(t) to the Company's Registration Statement on Form
         S-1 (Registration No. 333-38845) filed with the Commission on
         October 27, 1997).
 10(o)   6.5% Subordinated Promissory Note of the Company dated October
         24, 1998, payable to the order of Ann Holmes (incorporated by reference to Exhibit 2(b) to the Company's Current Report on
         Form 8-K dated October 24, 1998).
 10(p)   Employment Agreement dated October 24, 1998 by and between the
         Company and Ann Holmes (incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K dated October 24,
         1998).
 10(q)   Employment Agreement dated January 15, 1997 by and between TLM
         Acquisition Corp. (a subsidiary of the Company) and Mary
         Sanchez (incorporated by reference to Exhibit 10.2 to the
         Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1998).
 10(r)   Employment Agreement dated September 24, 1997 by and between the Company and M. Isabel Valdes (incorporated by reference to
         Exhibit 10(r) to the Company's Annual Report on Form 10-K for
         the year ended December 31, 1998).
 10(s)   Employment Agreement between the Company and Michael Dinkins
         (incorporated by reference to Exhibit 10.3 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September
         30, 1999).
 10(t)   Severance Arrangement/Closing Inducement between the Company and Richard Lyew (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
 10(u)   Severance Arrangement/Closing Inducement between the Company and Jack Hamerski (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
 10(v)   Severance Arrangement/Closing Inducement between the Company and Mary Sanchez (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
 10(w)   Severance Arrangement/Closing Inducement between the Company and Andrea Greenan (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
 10(x)   Amendment Agreement and Waiver to Credit Agreement dated April
         14, 2000 by and among the Company, certain subsidiaries of the
         Company as guarantors, Bank of America, N.A., successor to
         NationsBank, N.A., as lender and agent and the other lenders party.
 10(y)   Consultant Agreement dated April 14, 2000 between the Company and Ann Holmes.
 10(z)   Amendment to Subordinated Promissory Notes of the Company dated
         April 14, 2000, payable to the order of Ann Holmes.
 10(aa)  Amendment to Note Subordination Agreement dated April 14, 2000 between the Company and Ann Holmes.
 10(bb)  Amendment to Contingent Subordination Agreement dated April 14,
         2000 between the Company and Ann Holmes.
 10(cc)  Amendment to Agreement of Purchase and Sale dated April 14,
         2000, by and among AM Medica Comunications, Ltd., Ann Holmes and the Company.

 Exhibit
 Number                                                                    Page
 -------                                                                   ----
 10(dd)  Amendment to Subordinated Security Agreement dated April 14,
         2000 between the Company and Ann Holmes.
 10(ee)  Amendment to Subordinated Promissory note of the Company dated
         April 14, 2000, payable to the order of Lee Edelstein.
 10(ff)  Amendment to Agreement of Purchase and Sale dated April 14,
         2000, by and among TeleManagement Services, Inc., Lee Edelstein and the Company.
 21      Subsidiaries of the Company (incorporated by reference to
         Exhibit 21 to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1998).
 24      Powers of Attorney (see Power of Attorney in Form 10-K).
 27      Financial Data Schedules.