Form 10-Q
period 2000-03-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2000-05-05
CIK 1048422

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the quarterly period ending March 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from       to      .

                        Commission file number 0-23489

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.
_______________________________________________________________________________
            (Exact name of registrant as specified in its charter)

              Delaware                                 52-1309227
_____________________________________     _____________________________________
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   Incorporation or organization)

   4950 Blue Lake Drive, Suite 300
         Boca Raton, Florida                              33431
_____________________________________     _____________________________________
   (Address of principal executive                     (Zip Code)
              offices)

      Registrant's telephone number, including area code 1 (800) 437-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class.                     Name of Each Exchange on Which
--------------                           Registered.
    None.                                -----------------------------------
                                                        None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                              -------------------
                                Title of Class

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

  9,740,001 shares of Common Stock, $.01 par value, as of May 5, 2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                     INDEX

                                                                           Page
                                                                           ----
 Part I--Financial Information
 Item 1. Financial Statements...........................................   1-5
         Consolidated Balance Sheets--March 31, 2000 and December 31,
         1999...........................................................     1
         Consolidated Statements of Operations--Three Months Ended March
          31, 2000 and March 31, 1999...................................     2
         Consolidated Statements of Cash Flows--Three Months Ended March
          31, 2000 and March 31, 1999...................................     3
         Notes to Consolidated Financial Statements.....................   4-5
         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................   6-8
 Part II--Other Information..............................................    9

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                         2000          1999
                                                     ------------  ------------
                                                     (Unaudited)
ASSETS
 Current assets:
 Cash and cash equivalents.........................  $  2,676,285  $  4,706,380
 Accounts receivable, net of allowance for doubtful
  accounts of $120,144 and $113,082, respectively..    19,541,563    15,940,988
 Unbilled receivables..............................     4,705,743     2,954,899
 Other assets, net.................................     1,766,068     2,026,216
                                                     ------------  ------------
 Total current assets..............................    28,689,659    25,628,483
 Property and equipment, net.......................    11,085,804    11,435,983
 Other assets, net.................................       877,826       941,291
 Intangible assets, net............................    70,732,321    71,518,273
                                                     ------------  ------------
 Total assets......................................  $111,385,610  $109,524,030
                                                     ============  ============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
 AND COMMON STOCKHOLDERS' EQUITY
 Current liabilities:
 Current portion of indebtedness...................  $  3,023,606  $  3,028,873
 Current portion of indebtedness--related parties..     1,990,000     1,990,000
 Accounts payable and accrued expenses.............     9,302,827     6,762,870
 Accrued interest and other related party
  expenses.........................................     1,479,310     1,296,672
 Accrued salaries, wages and related benefits......     1,532,252     2,046,665
 Deferred revenue..................................     2,509,494     2,335,705
                                                     ------------  ------------
 Total current liabilities.........................    19,837,489    17,460,785
 Long-term portion of indebtedness.................    37,564,083    37,566,384
 Long-term portion of indebtedness--related
  parties..........................................     3,802,334     3,802,334
 Mandatorily redeemable preferred stock, $.01 par
  value:
 2,000,000 shares authorized, 40,000 shares issued
 and outstanding at March 31, 2000 and
  December 31, 1999................................     4,000,000     4,000,000
                                                     ------------  ------------
 Total liabilities and mandatorily redeemable
  preferred stock..................................    65,203,906    62,829,503
 Commitments and contingencies
 Common stockholders' equity:
 Common stock, $.01 par value: voting: 20,000,000
  shares authorized; 9,528,478 shares issued and
  outstanding at March 31, 2000 and December 31,
  1999.............................................        95,285        95,285
 Additional paid-in capital........................    63,003,343    62,932,033
 Accumulated deficit...............................   (16,916,924)  (16,332,791)
                                                     ------------  ------------
 Total common stockholders' equity.................    46,181,704    46,694,527
                                                     ------------  ------------
 Total liabilities, mandatorily redeemable
  preferred stock and common stockholders' equity..  $111,385,610  $109,524,030
                                                     ============  ============

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                         2000         1999
                                                      -----------  -----------
Revenues............................................. $25,464,786  $22,743,022
Cost of revenues (exclusive of depreciation).........  16,243,595   14,199,884
                                                      -----------  -----------
 Gross profit........................................   9,221,191    8,543,138
Selling, general and administrative expenses
 (selling, general and administrative expenses paid
 to related parties are $185,715, and $220,523,
 respectively).......................................   7,775,350    7,083,322
Amortization expense.................................     785,952      767,032
                                                      -----------  -----------
 Income from operations..............................     659,889      692,784
Interest income......................................      47,524       33,912
Interest expense-related parties.....................    (181,136)     (74,227)
Interest expense.....................................  (1,241,688)    (459,084)
                                                      -----------  -----------
 (Loss) income before income taxes and extraordinary
  charge.............................................    (715,411)     193,385
Income tax benefit (expense).........................     131,278      (86,443)
                                                      -----------  -----------
 (Loss) income before extraordinary charge...........    (584,133)     106,942
Extraordinary charge on extinguishment of debt (net
 of applicable income
 taxes of $82,195)...................................         --      (101,686)
                                                      -----------  -----------
 Net (loss) income................................... $  (584,133) $     5,256
                                                      ===========  ===========
(Loss) earnings per share of common stock
 Basic:
  (Loss) income before extraordinary charge.......... $     (0.06) $      0.01
  Extraordinary charge............................... $     (0.00) $     (0.01)
  Net (loss) income.................................. $     (0.06) $      0.00
 Diluted (loss) earnings per share of common stock... $     (0.06) $      0.00


   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                           2000         1999
                                                        -----------  -----------
Cash flows from operating activities:
 Net (loss) income....................................  $  (584,133) $     5,256
 Adjustments to reconcile net (loss) income to net
  cash used in operating activities:
 Depreciation and amortization........................    1,467,163    1,239,376
 Extraordinary charge, net of applicable income
  taxes...............................................          --       101,686
 Income tax effect of extraordinary charge............          --        82,195
 Stock based compensation.............................       71,310          --
 Allowance for doubtful accounts receivable...........        7,062       82,441
 Changes in operating assets and liabilities,
  excluding effects from acquisitions:
 Accounts receivable..................................   (3,607,637)  (3,585,164)
 Unbilled receivables.................................   (1,750,844)     (95,563)
 Other assets.........................................      323,613      (82,193)
 Accounts payable and accrued expenses................    2,539,957      545,115
 Accrued interest and related party expenses..........      182,638     (236,753)
 Accrued salaries, wages and related benefits.........     (514,413)      93,405
 Deferred revenue.....................................      173,789    1,869,602
                                                        -----------  -----------
  Net cash (used in) provided by operating
   activities.........................................   (1,691,495)      19,403
                                                        -----------  -----------
Cash flows from investing activities:
 Additions to property and equipment, net.............     (331,032)  (2,643,508)
 Business acquisitions, net of cash acquired..........          --    (2,801,124)
                                                        -----------  -----------
 Net cash used in investing activities................     (331,032)  (5,444,632)
                                                        -----------  -----------
Cash flows from financing activities:
 Deferred stock issuance and loan origination fees....          --      (704,390)
 Payments on capital leases...........................       (7,568)     (23,037)
 Net borrowings under line of credit facility.........          --    11,304,390
 Repayment of related party debt......................          --      (478,061)
 Repurchase of preferred stock........................          --    (2,500,000)
                                                        -----------  -----------
 Net cash (used in) provided by financing activities..       (7,568)   7,598,902
                                                        -----------  -----------
 Net (decrease) increase in cash and cash
  equivalents.........................................   (2,030,095)   2,173,673
Cash and cash equivalents, beginning of period........    4,706,380    1,912,219
                                                        -----------  -----------
Cash and cash equivalents, end of period..............  $ 2,676,285  $ 4,085,892
                                                        ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K.

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2. Reclassifications

  Certain reclassifications have been made to the March 31, 1999 consolidated financial statements to conform with the March 31, 2000 presentation.

3. Income Taxes

  The Company's effective tax rate of 18.35% in the first quarter of 2000 differs from the Federal statutory rate primarily due to meals and entertainment, officer's life insurance, state income taxes and non-deductible goodwill amortization.

4. (Loss) Earnings Per Common Share

  (Loss) earnings per common share are calculated as follows:

                                                For the Three Months Ended March
                                                              31,
                                                --------------------------------
                                                  (Loss)                   Per
                                                  Income       Shares     Share
                                                (Numerator) (Denominator) Amount
                                                ----------- ------------- ------
2000:
Basic.........................................   $(584,133)   9,528,478   $(0.06)
                                                 ---------    ---------   ------
Loss per share of common stock--dilutive **...   $(584,133)   9,528,478   $(0.06)
                                                 =========    =========   ======
1999:
Basic.........................................   $   5,256    9,027,730   $ 0.00
Effect of dilutive securities:
  Stock options...............................          --      154,374       --
  Earnout contingency.........................          --      500,743       --
                                                 ---------    ---------   ------
Earnings per share of common stock--dilutive..   $   5,256    9,682,847   $ 0.00
                                                 =========    =========   ======

--------
** Since the effects of the stock options and earnout contingencies are anti-dilutive for the three months ended March 31, 2000, these effects have not been included in the calculation of dilutive EPS.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

5. Segments

  In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

  The table below presents information about net loss/income and segments used by the chief operating decision-maker of the Company for the three months ended March 31, 2000 and 1999.

                                                                  Segment
                         Pharmaceutical  Consumer     Other        Total    Reconciliation    Total
                         -------------- ----------  ----------  ----------- -------------- -----------
2000:
Revenues................  $15,488,188   $9,105,302  $  871,296  $25,464,786  $        --   $25,464,786
Gross Profit............    5,138,576    3,562,557     520,058    9,221,191           --     9,221,191
EBIT....................    1,273,331      384,793     (29,272)   1,628,852     (968,963)      659,889
Depreciation expense....      329,464      327,433      13,356      670,253       10,958       681,211
Amortization expense....      679,516       84,641      21,795      785,952           --       785,952
1999:
Revenues................  $12,465,092   $9,010,453  $1,267,477  $22,743,022  $        --   $22,743,022
Gross Profit............    5,157,155    2,807,710     578,273    8,543,138           --     8,543,138
EBIT....................    1,819,424      (84,980)     21,209    1,755,653   (1,062,869)      692,784
Depreciation expense....      201,952      248,583      12,419      462,954        9,390       472,344
Amortization expense....      660,596       84,641      21,795      767,032           --       767,032

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

  Revenues for the Company increased $2.8 million, or 12.3%, to $25.5 million for the three months ended March 31, 2000, compared to $22.7 million for the three months ended March 31, 1999. Revenues for the Pharmaceutical Segment increased $3.0 million, or 24.0%, to $15.5 million for the three months ended March 31, 2000, compared to $12.5 million for the three months ended March 31, 1999. The increase in revenues was primarily due to higher sample fulfillment volumes and American Medical Association ("AMA") database license renewals, as well as higher revenues on medical meeting programs. Revenues for the Consumer Segment increased $0.1 million or 1.1% to $9.1 million for the three months ended March 31, 2000, compared to $9.0 million for the three months ended March 31, 1999.

  Cost of revenues for the Company increased $2.0 million, or 14.1%, to $16.2 million for the three months ended March 31, 2000, compared to $14.2 million for the three months ended March 31, 1999. Cost of revenues as a percentage of revenues increased slightly to 63.5% for the three months ended March 31, 2000, from 62.6% for the three months ended March 31, 1999. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the three months ended March 31, 2000 increased to 66.5%, compared to 58.4% for the three months ended March 31, 1999. The increase was mainly due to a change in the mix of business, with more international medical education meetings which had higher costs, and increased AMA database license renewals. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 60.4% for the three months ended March 31, 2000, from 68.9% for the three months ended March 31, 1999. The decrease primarily reflected higher labor, training and overtime costs incurred due to technical systems issues during the three months ended March 31, 1999.

  Selling, general and administrative expenses for the Company increased $0.7 million, or 9.9%, to $7.8 million for the three months ended March 31, 2000, compared to $7.1 million for the three months ended March 31, 1999. Selling, general and administrative expenses as a percentage of revenues for the Company decreased slightly to 30.6% for the three months ended March 31, 2000, compared to 31.3% for the three months ended March 31, 1999. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 20.6% for the three months ended March 31, 2000, from 21.6% for the three months ended March 31, 1999. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment increased to 34.1% for the three months ended March 31, 2000, from 31.1% for the three months ended March 31, 1999. This reflects a decrease in revenues generated at the Arlington teleservices locations combined with a need to hold fixed costs to maintain operating performance. This decrease was offset by improved selling, general and administrative expenses as a percentage of revenues at the Boca Raton Business to Business operation which was established in the third quarter of 1999.

  Net interest expense for the Company increased $0.9 million or 180% to $1.4 million for the three months ended March 31, 2000, compared to $0.5 million for the three months ended March 31, 1999. The increase was primarily attributed to an increase in the borrowing rate from 6% to 12% for the three months ended March 31, 1999 and 2000, respectively, in accordance with the Amendment Agreement and Waiver (the "Amendment Agreement"), dated April 14, 2000, to the Credit Facility.

  The extraordinary charge for the three months ended March 31, 1999 was due to the write-off of loan origination fees related to the $30,000,000 committed line of credit obtained from NationsBank on January 20, 1998 which was extinguished on March 12, 1999.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

Liquidity and Capital Resources

  At March 31, 2000, the Company had working capital of $8.9 million, an increase from $8.1 million at December 31, 1999. Cash and cash equivalents were $2.7 million at March 31, 2000, compared to $4.7 million at December 31, 1999.

  Net cash used in operating activities during the first quarter of 2000 was $1.7 million, compared to net cash provided by operating activities of $19,403 during the first quarter of 1999. The increase was primarily driven by an increase in unbilled receivables of approximately $1.7 million and a decrease in deferred revenues of $1.7 million, offset by an increase in accounts payable and accrued expenses of $2.0 million compared to quarter ended March 31, 1999.

  Net cash used in investing activities during the first quarter of 2000 was $0.3 million, compared to $5.4 million during the first quarter of 1999. The decrease of $5.1 million reflected $2.3 million of capital expenditures for the expansion of the Company's facilities and upgrading of computer and telephone systems and approximately $2.8 million of additional purchase price payments due to former owners of acquired businesses during the first quarter of 1999.

  Net cash used in financing activities was $7,568 for the first quarter of 2000, compared to net cash provided by financing activities of $7.6 million for the first quarter of 1999. In 1999, the Company borrowed approximately $11.3 million under the Credit Facility to finance $5.4 million of certain investing activities described above, $0.7 million in loan organization fees, $0.5 million in related party debt, and to repurchase 25,000 shares of the Company's preferred stock, Series 1998, for $2.5 million.

  On March 12, 1999, the Company entered into a Credit Facility with a syndicate of financial institutions (the "Bank Group"). The Credit Facility consisted of (i) a revolving line of $40,000,000, with a sublimit of $5,000,000 for the issuance of standby letters of credit and a sublimit of $5,000,000 for swingline loans, and (ii) a term loan facility of $25,000,000. At the end of the second quarter of 1999, the Company was in violation of certain financial covenants of this Credit Facility. In an attempt to resolve this technical default, the Company entered into a forbearance agreement with the Bank Group on September 28, 1999. However, as of December 31, 1999, the Company remained in default, and under the covenants of the Credit Facility was required to pay the maximum interest rate of approximately 11% and was prevented from making payments on its subordinated promissory notes.

  On April 14, 2000, the Company entered into an Amendment Agreement and Waiver (the "Amendment") to the Credit Facility. The Amendment requires the Bank Group to waive the previous events of default and adjusts certain provisions relating to the financial covenants. Additionally, the Amendment limits the revolving line to $17 million, increases the interest rate on the outstanding Credit Facility to prime plus 3.0%, and allows certain future payments to be made by the Company on its subordinated promissory notes. In return for the Amendment, the Bank Group requires payment of a monitoring and amendment fee equal to approximately 1.0% of the sum of the aggregate revolving committed amount and the outstanding principal balance of the term loan. The Amendment expires on July 1, 2001.

  The Company expects to meet its short term liquidity requirements through net cash provided by operations. The Company's primary sources of liquidity consist of cash and cash equivalents and accounts receivable. Management believes that these sources of cash will be sufficient to meet the Company's operating needs and planned capital expenditures for at least the next twelve months.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

Year 2000 Issue

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

Date:

                                          Access Worldwide Communications,
                                          Inc.

                                          By       /s/ Michael Dinkins
                                            -----------------------------------
                                          Michael Dinkins, Chairman, President
                                               and Chief Executive Officer
                                              (principal executive officer)

Date:


                                          By       /s/ Richard A. Lyew
                                            -----------------------------------
                                           Richard A. Lyew, Vice President and
                                                  Corporate Controller
                                           (principal financial and accounting
                                                        officer)