Form 10-Q
period 2000-06-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2000-08-14
CIK 1048422

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                   to

                        Commission file number 0-23489

                     Access Worldwide Communications, Inc.
--------------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in its Charter)


             Delaware                                          52-1309227
   (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

    4950 Blue Lake Drive, Suite 300
          Boca Raton, Florida                                    33431
(Address of Principal Executive Offices)                       (Zip Code)

      Registrant's telephone number, including area code 1 (800) 437-5200

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class. Name of each exchange on which registered.

            None                                                None

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

  9,740,001 shares of Common Stock, $.01 par value, as of August 10, 2000

--------------------------------------------------------------------------------

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                     INDEX

                                                                                                    Pages
                                                                                                    -----
Part I--Financial Information
Item 1.   Financial Statements
  Consolidated Balance Sheets--June 30, 2000 and December 31, 1999  ................................    1
    Three and Six Months Ended June 30, 2000 and June 30, 1999  ....................................    2
  Consolidated Statements of Cash Flows--Six Months Ended June 30, 2000 and
    June 30, 1999  .................................................................................    3
  Notes to Consolidated Financial Statements  ......................................................  4-6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations  ...  7-9

Part II--Other Information
Item 2.   Changes in Securities and Use of Proceeds  ...............................................   10
Item 4.   Submission of Matters to a Vote of Security Holders  .....................................   10
Item 6.   Exhibits and Reports on Form 8-K  ........................................................   11

                         PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,
                                                                                              2000        December 31,
                                                                                          (Unaudited)         1999
                                                                                          ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents  ...........................................................  $  2,035,810    $  4,706,380
  Accounts receivable, net of allowance for doubtful accounts of $119,134
   and $113,082, respectively  .........................................................    17,340,377      15,940,988
  Unbilled receivables  ................................................................     3,933,021       2,954,899
  Other assets, net  ...................................................................     1,970,209       2,026,216
                                                                                          ------------    ------------
    Total current assets  ..............................................................    25,279,417      25,628,483
  Property and equipment, net  .........................................................     8,952,890      11,435,983
  Other assets, net  ...................................................................       952,373         941,291
  Intangible assets, net  ..............................................................    59,462,208      71,518,273
                                                                                          ------------    ------------
    Total assets   .....................................................................  $ 94,646,888    $109,524,030
                                                                                          ============    ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
 AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of indebtedness  .....................................................  $  4,293,420    $  3,028,873
  Current portion of indebtedness - related parties ....................................     2,373,334       1,990,000
  Accounts payable and accrued expenses  ...............................................    11,094,295       6,762,870
  Accrued interest and other related party expenses  ...................................        16,814       1,296,672
  Accrued salaries, wages and related benefits  ........................................     1,819,728       2,046,665
  Deferred revenue  ....................................................................     1,591,665       2,335,705
                                                                                          ------------    ------------
    Total current liabilities  .........................................................    21,189,256      17,460,785
Long-term portion of indebtedness  .....................................................    28,311,669      37,566,384
Long-term portion of indebtedness -- related parties  ..................................     3,067,378       3,802,334
Mandatorily redeemable preferred stock, $.01 par value:
 2,000,000 shares authorized, 40,000 shares issued and outstanding  ....................     4,000,000       4,000,000
                                                                                          ------------    ------------
    Total liabilities and mandatorily redeemable preferred stock  ......................    56,568,303      62,829,503
                                                                                          ------------    ------------
Commitments and contingencies (Note 7)
Common stockholders' equity:
  Common stock, $.01 par value: voting: 20,000,000 shares authorized; 9,740,001 and
   9,528,478 shares issued and outstanding, respectively  ..............................        97,400          95,285
  Additional paid-in capital  ..........................................................    63,577,509      62,932,033
  Accumulated deficit   ................................................................   (25,596,324)    (16,332,791)
                                                                                          ------------    ------------
        Total common stockholders' equity  .............................................    38,078,585      46,694,527
                                                                                          ------------    ------------
    Total liabilities, mandatorily redeemable preferred stock and
     common stockholders' equity  ......................................................  $ 94,646,888    $109,524,030
                                                                                          ============    ============

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended                     Six Months Ended
                                                                 ------------------                     ----------------
                                                                      June 30,                              June 30,
                                                                      --------                              --------
                                                                  2000              1999                2000              1999
                                                              -----------       -----------         -----------       -----------
Revenues  ..................................................  $24,729,739       $20,693,796         $50,194,525       $43,436,818
Cost of revenues (exclusive of depreciation)  ..............   15,312,035        12,272,071          31,555,630        26,471,955
                                                              -----------       -----------         -----------       -----------
 Gross profit  .............................................    9,417,704         8,421,725          18,638,895        16,964,863
Selling, general and administrative expenses
 (selling, general and administrative expenses
 paid to related parties are $185,715 and $170,616
 and $371,430 and $377,939, respectively)  .................    7,551,745         7,047,415          15,351,096        14,130,737
Amortization expense  ......................................      769,000           786,809           1,554,951         1,553,841
Unusual charge  ............................................           --           509,998                  --           509,998
                                                              -----------       -----------         -----------       -----------
 Income from operations  ...................................    1,096,959            77,503           1,732,848           770,287
Interest income  ...........................................       71,444            17,643             142,968            51,555
Interest expense--related parties  .........................     (164,396)          (61,666)           (345,532)         (135,893)
Interest expense  ..........................................   (1,611,706)         (793,765)         (2,853,394)       (1,252,849)
Loss on sale of business  ..................................   (7,863,831)               --          (7,863,831)               --
                                                              -----------       -----------         -----------       -----------
 Loss before income tax expense (benefit)
  and extraordinary charge  ................................   (8,471,530)         (760,285)         (9,186,941)         (566,900)
Income tax expense (benefit)  ..............................      207,870          (339,847)             76,592          (253,404)
                                                              -----------       -----------         -----------       -----------
 Loss before extraordinary charge  .........................   (8,679,400)         (420,438)         (9,263,533)         (313,496)
Extraordinary charge on extinguishment of debt (net
                                                                       --                --                  --       -----------
 of applicable income taxes of $82,195)  ...................  -----------       -----------         -----------          (101,686)
                                                                                                                      -----------
Net loss  ..................................................  $(8,679,400)      $  (420,438)        $(9,263,533)      $  (415,182)
                                                              ===========       ===========         ===========       ===========
Loss per share of common stock
Basic and diluted:
  Loss before extraordinary charge  ........................  $     (0.89)      $     (0.04)        $     (0.96)      $     (0.03)
  Extraordinary charge  ....................................  $        --       $        --         $        --       $     (0.01)
  Net loss  ................................................  $     (0.89)      $     (0.04)        $     (0.96)      $     (0.04)

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                                 2000             1999
                                                                                             -----------      -----------
Cash flows from operating activities:
  Net loss  ...............................................................................  $(9,263,533)     $  (415,182)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
     Loss on sale of business  ............................................................    7,863,831               --
     Depreciation and amortization  .......................................................    2,965,031        2,576,919
     Extraordinary charge, net of applicable income taxes  ................................           --          101,686
     Income tax effect of extraordinary charge  ...........................................           --           82,195
     Allowance for doubtful accounts  .....................................................        6,052          439,820
  Changes in operating assets and liabilities, excluding effects from
    Acquisitions and dispositions:
     Accounts receivable   ................................................................   (1,405,441)      (1,330,881)
     Unbilled receivables  ................................................................     (978,122)       1,722,583
     Other assets  ........................................................................      454,218          200,846
     Accounts payable and accrued expenses  ...............................................    4,331,425       (1,135,439)
     Accrued interest and related party expenses  .........................................   (1,279,859)      (8,437,261)
     Accrued salaries, wages and related benefits  ........................................     (226,937)        (735,548)
     Deferred revenue  ....................................................................     (744,040)        (586,407)
                                                                                             -----------      -----------
     Net cash provided by (used in) operating activities   ................................    1,722,625       (7,516,669)
                                                                                             -----------      -----------
Cash flows from investing activities:
  Additions to property and equipment......................................................     (888,389)      (3,937,246)
  Net proceeds from sale of business  .....................................................    4,777,642               --
  Business acquisitions, net of cash acquired  ............................................     (179,057)      (2,629,477)
                                                                                             -----------      -----------
     Net cash provided by (used in) investing activities  .................................    3,710,296       (6,566,723)
                                                                                             -----------      -----------
Cash flows from financing activities:
  Deferred stock issuance and loan origination fees  ......................................     (409,293)        (704,390)
  Payments on capital lease  ..............................................................      (15,395)         (47,001)
  Proceeds from sale of common and preferred stock   ......................................      647,592        4,498,567
  Net (payments) borrowings under line of credit facility  ................................   (7,974,773)      14,949,813
  Payments on related party debt  .........................................................     (351,622)        (839,061)
  Repurchase of preferred stock  ..........................................................           --       (2,500,000)
                                                                                             -----------      -----------
    Net cash (used in) provided by financing activities  ..................................   (8,103,491)      15,357,928
                                                                                             -----------      -----------
     Net (decrease) increase in cash and cash equivalents  ................................   (2,670,570)       1,274,536
  Cash and cash equivalents, beginning of period   ........................................    4,706,380        1,912,219
                                                                                             -----------      -----------
  Cash and cash equivalents, end of period  ...............................................  $ 2,035,810      $ 3,186,755
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

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.


2.   RECLASSIFICATIONS

  Certain reclassifications have been made to the June 30, 1999 consolidated financial statements to conform to the June 30, 2000 presentation.


3.   INCOME TAXES

  The Company's effective tax rate of 8.3% in the first half of 2000 differs from the federal statutory rate primarily due to the deductibility of meals and entertainment, officers' life insurance, state income taxes, non-deductible goodwill amortization and nondeductible loss on sale of business (see Note 5).


4.   LOSS PER COMMON SHARE

  Loss per common share are calculated as follows:

                                                 For the Three Months Ended
                                                 --------------------------
                                    June 30, 2000                           June 30, 1999
                                    -------------                           -------------
                          (Loss)        Shares      Per Share     (Loss)        Shares      Per Share
                       (Numerator)   (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                       ------------  -------------  ----------  -----------  -------------  ----------
Basic and diluted**... ($8,679,400)     9,740,001    ($  0.89)   ($420,438)     9,528,478    $  (0.04)
                       -----------      ---------     -------    ---------      ---------    --------

                                                  For the Six Months Ended
                                                  ------------------------
                                   June 30, 2000                            June 30, 1999
                                   -------------                            -------------
                         (Loss)         Shares      Per Share     (Loss)        Shares      Per Share
                       (Numerator)   (Denominator)   Amount     (Numerator)  (Denominator)   Amount
                       -----------   ------------   ---------   ----------   ------------   ---------
Basic and diluted**... ($9,263,533)     9,634,239    ($  0.96)   ($415,182)     9,278,104   ($   0.04)
                       -----------      ---------     -------    ---------      ---------    --------

** Since the effects of the stock options and earnout contingencies are anti-dilutive for both the three and six months ended June 30, 2000 and June 30, 1999, these effects have not been included in the calculation of dilutive EPS.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

5.   SALE OF BUSINESS

   On June 9, 2000, the Company sold the assets and business of its Plano, Texas telemarketing call center for $5 million, which included $250,000 held in escrow for 90 days from closing. The escrowed amount is due to the Company provided that the buyer makes no claim, as defined in the Purchase and Sale Agreement, against the Company. After adjusting for the net cost of the assets sold and expenses associated with the sale, the Company realized a net loss of $7.9 million (excluding the escrow amount and including a write-off of intangible assets of approximately $10.7). The Plano facility's revenues and operating income for the three months ended June 30, 2000 was $2,200,000 and $35,000, respectively, and for the three months ended June 30, 1999 was $2,500,000 and $218,000, respectively. Revenues and operating loss for the six months ended June 30, 2000 was $4,500,000 and $63,000, respectively, and for the six months ended June 30, 1999 was $5,300,000 and $186,000, respectively.

6.   INDEBTEDNESS

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

7.   COMMITMENTS AND CONTINGENCIES

   The Company is involved in legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses or reserves with respect to such litigation and believes that their ultimate outcome will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

8.   SEGMENTS

  In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

  The table below presents financial information with respect to the Company based on segments used by the chief operating decision-maker of the Company:

For the three months ended June 30,

                             Pharmaceutical    Consumer       Other      Segment Total  Reconciliation      Total
                             --------------  ------------  ------------  -------------  ---------------  -----------
2000
Revenues  ..................    $15,252,104  $ 8,335,106    $1,142,529     $24,729,739     $        --   $24,729,739
Gross profit  ..............      5,699,211    3,076,890       641,603       9,417,704              --     9,417,704
Earnings before
 income taxes  .............      1,933,113      254,276       109,699       2,297,088      (1,200,129)    1,096,959
Depreciation expense  ......        375,228      272,311        13,576         661,115          11,010       672,125
Amortization
 expense  ..................        682,312       64,893        21,795         769,000              --       769,000

1999
Revenues  ..................    $11,984,311  $ 7,835,489    $  873,996     $20,693,796     $        --   $20,693,796
Gross profit  ..............      5,480,531    2,541,114       400,080       8,421,725              --     8,421,725
Earnings (losses) before
 income taxes  .............      2,107,676     (650,027)     (139,011)      1,318,638      (1,241,135)       77,503
Depreciation expense  ......        217,471      309,718        12,638         539,827          10,882       550,709
Amortization
 expense  ..................        680,373       84,641        21,795         786,809              --       786,809

For the six months ended
 June 30,
                             Pharmaceutical   Consumer        Other      Segment Total  Reconciliation      Total
                             --------------  -----------   -----------   -------------  --------------   -----------
2000
Revenues  ..................    $30,740,292  $17,440,408    $2,013,825     $50,194,525     $        --   $50,194,525
Gross profit  ..............     10,837,787    6,639,447     1,161,661      18,638,895              --    18,638,895
Earnings before
 income taxes  .............      3,182,444      639,069        80,427       3,901,940      (2,169,092)    1,732,848
Depreciation expense  ......        704,691      656,490        26,931       1,388,112          21,968     1,410,080
Amortization
 expense  ..................      1,361,827      149,533        43,591       1,554,951              --     1,554,951

1999
Revenues  ..................    $24,449,403  $16,845,942    $2,141,473     $43,436,818     $        --   $43,436,818
Gross profit  ..............     10,637,686    5,348,824       978,353      16,964,863              --    16,964,863
Earnings (losses) before
 income taxes  .............      3,927,100     (735,007)     (117,802)      3,074,291      (2,304,004)      770,287
Depreciation expense  ......        419,423      558,301        25,082       1,002,806          20,272     1,023,078
Amortization
 expense  ..................      1,340,993      169,282        43,566       1,553,841              --     1,553,841

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

  Revenues for the Company increased $4.0 million, or 19.3%, to $24.7 million for the three months ended June 30, 2000, compared to $20.7 million for the three months ended June 30, 1999. Revenues for the Pharmaceutical Segment increased $3.3 million, or 27.5%, to $15.3 million for the three months ended June 30, 2000, compared to $12.0 million for the three months ended June 30, 1999. The increase in revenues is primarily due to an increase in sample fulfillment shipments and medical education programs. Revenues for the Consumer Segment increased $0.5 million, or 6.4%, to $8.3 million for the three months ended June 30, 2000, compared to $7.8 million for the three months ended June 30, 1999. The increase is attributable to a net increase in billable hours worked on behalf of two major clients.

  Cost of revenues for the Company increased $3.0 million, or 24.4%, to $15.3 million for the three months ended June 30, 2000, compared to $12.3 million for the three months ended June 30, 1999. Cost of revenues as a percentage of revenues increased to 61.9% for the three months ended June 30, 2000, from 59.4% for the three months ended June 30, 1999. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 62.7% for the three months ended June 30, 2000, from 54.2% for the three months ended June 30, 1999. The increase was mainly driven by increased international medical meetings, which had higher pass-through costs, and an increase in AMA database license renewals. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 63.9% for the three months ended June 30, 2000, compared to 67.9% for the three months ended June 30, 1999. The decrease is primarily due to the discontinuation of the Boca Raton Consumer operation (``Boca Raton Consumer''), which was closed at the end of the second quarter of 1999, and the increase in labor, training and overtime costs incurred in the second quarter of 1999 due to technical system issues.

  Selling, general and administrative expenses (including unusual charge) for the Company remained at $7.6 million for the three months ended June 30, 2000, as it was for the three months ended June 30, 1999. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Company decreased to 30.8% for the three months ended June 30, 2000, compared to 36.7% for the three months ended June 30, 1999. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Pharmaceutical Segment decreased to 20.3% for the three months ended June 30, 2000, compared to 22.5% for the three months ended June 30, 1999. The decrease is a result of continued sales growth while managing costs. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Consumer Segment decreased to 33.7% for the three months ended June 30, 2000, compared to 39.7% for the three months ended June 30, 1999. The decrease is a result of expenses incurred from the discontinuation of the Boca Raton Consumer operation, which was closed at the end of the second quarter of 1999.

  The Company recorded the unusual charge referenced above, during the second quarter of 1999 in the amount of $509,998 as part of its Corporate Plan to improve future performance. The Company recorded $17,000 and $45,000 in severance costs for the Pharmaceutical and Consumer Segments, respectively, $247,607 in costs incurred due to the Company's exploration of strategic alternatives, and $200,391 in deferred acquisition costs incurred on pending acquisitions which were no longer being pursued.

  Amortization expense for the Company remained unchanged at $0.8 million for the three months ended June 30, 2000, as compared to the three months ended June 30, 1999.

  Net interest expense for the Company was $1.7 million for the three months ended June 30, 2000, compared to $0.8 million for the three months ended June 30, 1999. The increase is a result of an increase in the borrowing rate to 13.5% from 6% for the three months ended June 30, 2000 and 1999, respectively, in accordance with the Amendment Agreement and Waiver (the "Amendment Agreement"), dated April 14, 2000, to the Credit Facility.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

  Revenues for the Company increased $6.8 million, or 15.7%, to $50.2 million for the six months ended June 30, 2000, compared to $43.4 million for the six months ended June 30, 1999. Revenues for the Pharmaceutical Segment increased $6.3 million, or 25.8%, to $30.7 million for the six months ended June 30, 2000, compared to $24.4 million for the six months ended June 30, 1999. The increase in revenues is due to an increase in sample fulfillment shipments, American Medical Association ("AMA") database license renewals, and medical education programs. Revenues for the Consumer Segment increased $0.6 million, or 3.6%, to $17.4 million for the six months ended June 30, 2000, compared to $16.8 million for the six months ended June 30, 1999. The increase was attributable to a net increase in billable hours worked on behalf of two major clients.

  Cost of revenues for the Company increased $5.1 million, or 19.2%, to $31.6 million for the six months ended June 30, 2000, compared to $26.5 million for the six months ended June 30, 1999. Cost of revenues as a percentage of revenues increased to 62.9% for the six months ended June 30, 2000, from 61.1% for the six months ended June 30, 1999. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 64.8% for the six months ended June 30, 2000, compared to 56.6% for the six months ended June 30, 1999. The increase was mainly driven by increased international medical meetings, which resulted in higher pass through costs and AMA database license renewals. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 62.1% for the six months ended June 30, 2000, compared to 68.5% for the six months ended June 30, 1999. The decrease is a result of the discontinuation of the Boca Raton Consumer operation, which was closed at the end of the second quarter of 1999 and the increase in labor, training and overtime costs incurred in the first half of 1999 due to technical systems issues.

  Selling, general and administrative expenses (including unusual charges) for the Company increased $0.8 million, or 5.5%, to $15.4 million for the six months ended June 30, 2000, compared to $14.6 million for the six months ended June 30, 1999. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Company decreased to 30.7% for the six months ended June 30, 2000, compared to 33.6% for the six months ended June 30, 1999. Selling, general, and administrative expenses (including unusual charge) as a percentage of revenues for the Pharmaceutical Segment decreased to 20.5% for the six months ended June 30, 2000, compared to 22.1% for the six months ended June 30, 1999. The decrease is a result of continued sales growth while managing costs. Selling, general, and administrative expenses (including unusual charge) as a percentage of revenues for the Consumer Segment decreased to 33.9% for the six months ended June 30, 2000 compared to 35.1% for the six months ended June 30, 1999. The decrease is attributed to the discontinuation of the Boca Raton Consumer operation, which was closed at the end of the second quarter of 1999. The decrease was offset by a decrease in revenues generated at the Arlington teleservices location, and costs incurred from the sale of the Plano, Texas facility, while fixed costs remained constant.

  The Company recorded the unusual charge referenced above, during the second quarter of 1999 in the amount of $509,998 as part of its Corporate Plan to improve future performance. The Company recorded $17,000 and $45,000 in severance costs for the Pharmaceutical and Consumer Segments, respectively, $247,607 in costs incurred due to the Company's exploration of strategic alternatives, and $200,391 in deferred acquisition costs incurred on pending acquisitions which were no longer being pursued.

  Amortization expense for the Company remained unchanged at $1.6 million for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999.

  Net interest expense for the Company was $3.1 million for the six months ended June 30, 2000, compared to $1.3 million for the six months ended June 30, 1999. The increase is the result of an increase in the borrowing rate to 13.5% from 6% for the six months ended June 30, 2000 and 1999, respectively, in accordance with the Amendment Agreement.


Liquidity and Capital Resources

  At June 30, 2000, the Company had working capital of $4.1 million, a decrease of $4.0 million from $8.1 million at December 31, 1999. Cash and cash equivalents were $2.0 million at June 30, 2000, compared to $4.7 million at December 31, 1999.

  Net cash provided by operating activities during the first half of 2000 was $1.7 million, compared to net cash used in operating activities of $7.5 million during the first half of 1999. The increase in the cash provided by operating activities for the first half of 2000, excluding a $7.9 million loss realized on the sale of the Plano, Texas facility (See Note 5), is primarily attributable to a decrease in contingent payments due and made to former shareholders of acquired companies offset by an increase in accounts payable in the second quarter of 2000 versus 1999.

  The net cash provided by investing activities during the first half of 2000 was $3.7 million, compared to net cash used in investing activities of $6.6 million during the first half of 1999. The increase of $10.3 million provided by investing activities is attributable to $4.8 million in net proceeds from the sale of assets of the Plano, Texas facility, a reduction to additions to property, plant and equipment of $3.0 for the six months ending June 30, 2000 versus the six months ending June 30, 1999, and a reduction of $2.4 million in additional purchase price payments due to former owners of acquired businesses that was paid during the first half of 1999.

  Net cash used in financing activities was $8.1 million for the first half of 2000, compared to net cash provided by financing activities of $15.4 million for the first half of 1999. The increased in cash used in the first half of 2000 is primarily attributable attributed to $8.0 million in payments made on the Credit Facility, as compared to $15 million in borrowings made on the Credit Facility in 1999.



Risk Factors That May Affect Future Results

  This report contains certain forward-looking statements, which are based on management's current views and assumptions. These statements are qualified by reference to ``Forward-Looking Statements'' in the Company's Annual Report on Form 10-K, as well as other SEC filings which list important factors that could cause actual results to differ materially from those discussed in this report.

PART II   OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

  Recent Sales of Unregistered Securities

       On April 7, 2000, as part of the contingent payments due to the seller of certain assets and liabilities of the TeleManagement Services ("TMS") business, which the Company acquired in January 1997, the Company issued an aggregate of 211,524 shares of Common Stock. The shares issued in connection with this transaction were not required to be registered because such securities were issued in a transaction not involving any "public offering" within the meaning of Section 4(2) of the Securities Act, in reliance on Rule 506 under the Securities Act. In connection therewith, the Company obtained a representation that the stockholder was an "accredited investor" as defined in Rule 501(a) under the Securities Act. In addition, there was no general solicitation or general advertising in connection with such issuance.


Item 4.   Submission of Matters to a Vote of Security Holders

  On May 30, 2000, the Company held its 2000 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders:

     1. The following six individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the Directors of the Company:

        Peter D. Bewley         For:                           7,699,931
                                Withhold Authority:              348,350
        Liam S. Donohue         For:                           7,699,931
                                Withhold Authority:              348,350
        Lee H. Edelstein        For:                           7,699,931
                                Withhold Authority:              348,350
        Michael Dinkins         For:                           7,699,931
                                Withhold Authority:              348,350
        Randall J. Lewis        For:                           7,699,931
                                Withhold Authority:              348,350
        Shawkat Raslan          For:                           7,699,931
                                Withhold Authority:              348,350

     2. The holders of 4,075,489 shares of common stock voted in favor of, the holders of 436,488 shares of common stock voted against, and the holders of 31,450 shares of common stock abstained, with respect to approval of a classified Board of Directors whereby the Board would be divided into three classes of directors serving staggard three-year terms. This matter did not pass as it requires a 50% majority vote.

     3. The holders of 8,018,742 shares of common stock voted in favor of, and the holders of 27,614 shares of common stock voted against, and the holders of 1,925 shares of common stock abstained, with respect to the ratification of the selection of PricewaterhouseCoopers LLP, independent certified public accountants, to serve as independent accountants for the Company for the year ended December 31, 2000.

Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits

 27      Financial Data Schedule
 10(gg)  Asset Purchase Agreement

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ACCESS WORLDWIDE COMMUNICATIONS, INC.

     Date:
                                  By:          /s/   Michael Dinkins
                                     ------------------------------------------
                                     Michael Dinkins, Chairman, President and
                                            Chief Executive Officer
                                         (principal executive officer)

     Date:
                                  By:           /s/   Richard Lyew
                                     -----------------------------------------
                                        Richard Lyew, Senior Vice President
                                             and Corporate Controller
                                   (principal financial and accounting officer)