Form 10-Q
period 2000-09-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2000-11-20
CIK 1048422

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

              For the quarterly period ending September 30, 2000

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

      Registrant's telephone number, including area code 1 (800) 437-5200

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

  9,740,001 shares of Common Stock, $.01 par value, as of November 1, 2000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                     INDEX

Part I--Financial Information

Item 1. Financial Statements
    Consolidated Balance Sheets--September 30, 2000 and December 31, 1999..   1
    Consolidated Statements of Operations--
          Three Months Ended September 30, 2000 and September 30, 1999
          Nine Months Ended September 30, 2000 and September 30, 1999......   2
    Consolidated Statements of Cash Flows--Nine Months Ended September 30,
          2000 and September 30, 1999......................................   3
    Notes to Financial Statements.......................................... 4-6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations..................................................... 7-9
Item 3. Quantitative and Qualitative Disclosure About Market Risk..........  10
Part  II--Other Information
Item 6. Exhibits and Reports on Form 8-K...................................  10
    Signatures.............................................................  11

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     September
                                                        30,
                                                        2000      December 31,
                                                    (Unaudited)       1999
                                                    ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................  $  1,045,733  $  4,706,380
  Accounts receivable, net of allowance for
   doubtful accounts of $124,370 and $113,082,
   respectively...................................    14,683,279    15,940,988
  Unbilled receivables............................     3,701,315     2,954,899
  Other assets, net...............................     2,290,077     2,026,216
                                                    ------------  ------------
    Total current assets..........................    21,720,404    25,628,483
  Property and equipment, net.....................     9,107,450    11,435,983
  Other assets, net...............................       825,769       941,291
  Intangible assets, net..........................    58,759,499    71,518,273
                                                    ------------  ------------
    Total assets..................................  $ 90,413,122  $109,524,030
                                                    ============  ============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
 STOCK AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of indebtedness.................  $ 31,224,819  $  3,028,873
  Current portion of indebtedness--related
   parties........................................     2,483,334     1,990,000
  Accounts payable and accrued expenses...........     9,401,480     6,762,870
  Accrued interest and other related party
   expenses.......................................           --      1,296,672
  Accrued salaries, wages and related benefits....     1,137,264     2,046,665
  Deferred revenue................................     2,941,313     2,335,705
                                                    ------------  ------------
    Total current liabilities.....................    47,188,210    17,460,785
Long-term portion of indebtedness.................       111,806    37,566,384
Long-term portion of indebtedness--related
 parties..........................................     2,614,235     3,802,334
Mandatorily redeemable preferred stock, $.01 par
 value, 2,000,000 shares authorized, 40,000 issued
 and outstanding..................................     4,000,000     4,000,000
                                                    ------------  ------------
    Total liabilities and mandatorily redeemable
     preferred stock..............................    53,914,251    62,829,503
                                                    ------------  ------------
Commitments and contingencies
Common stockholders' equity:
  Common stock, $.01 par value, voting, 20,000,000
   shares authorized, 9,740,001 and 9,528,478
   shares issued and outstanding, respectively....        97,400        95,285
  Additional paid-in capital......................    63,577,509    62,932,033
  Accumulated deficit.............................   (27,176,038)  (16,332,791)
                                                    ------------  ------------
    Total common stockholders' equity.............    36,498,871    46,694,527
                                                    ------------  ------------
    Total liabilities, mandatorily redeemable
     preferred stock and common stockholders'
     equity.......................................  $ 90,413,122  $109,524,030
                                                    ============  ============

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             Three Months Ended         Nine Months Ended
                           ------------------------  -------------------------
                                September 30,             September 30,
                           ------------------------  -------------------------
                              2000         1999          2000         1999
                           -----------  -----------  ------------  -----------
Revenues.................  $18,398,557  $16,761,284  $ 68,593,082  $60,198,102
Cost of revenues (exclu-
 sive of depreciation)...   11,049,228   11,090,108    42,604,858   37,562,063
                           -----------  -----------  ------------  -----------
 Gross profit............    7,349,329    5,671,176    25,988,224   22,636,039
Selling, general and ad-
 ministrative expenses
 (selling, general and
 administrative expenses
 paid to related parties
 are $185,714, $214,465,
 $557,144 and $592,404,
 respectively)               6,785,448    7,392,497    22,136,544   21,523,594
Amortization expense.....      702,709      778,345     2,257,660    2,332,186
Unusual charge...........          --     1,016,533           --     1,526,351
                           -----------  -----------  ------------  -----------
 (Loss) income from
  operations.............     (138,828)  (3,516,199)    1,594,020   (2,746,092)
Interest income..........       91,459       46,131       234,427       97,686
Interest expense-related
 parties.................     (127,150)     (48,562)     (472,682)    (184,455)
Interest expense.........   (1,224,957)  (1,154,867)   (4,078,351)  (2,407,536)
Gain (loss) on sale of
 business................      250,000          --     (7,613,831)         --
                           -----------  -----------  ------------  -----------
 Loss before income tax
  expense (benefit) and
  extraordinary charge...   (1,149,476)  (4,673,497)  (10,336,417)  (5,240,397)
Income tax expense (bene-
 fit)....................      430,238   (1,423,523)      506,830   (1,676,927)
                           -----------  -----------  ------------  -----------
 Loss before
  extraordinary charge...   (1,579,714)  (3,249,974)  (10,843,247)  (3,563,470)
Extraordinary charge on
 extinguishment of debt
 (net of applicable in-
 come taxes of
 $82,195)................          --           --            --      (101,686)
                           -----------  -----------  ------------  -----------
 Net loss................  $(1,579,714) $(3,249,974) $(10,843,247) $(3,665,156)
                           ===========  ===========  ============  ===========
Loss per share of common
 stock
 Basic and diluted:
  Loss before
   extraordinary charge..  $     (0.16) $     (0.34) $      (1.12) $     (0.38)
  Extraordinary charge...          --           --            --         (0.01)
  Net loss...............  $     (0.16) $     (0.34) $      (1.12) $     (0.39)



   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                         2000         1999
                                                     ------------  -----------
Cash flows from operating activities:
  Net loss.......................................... $(10,843,247) $(3,665,156)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Net loss on sale of business....................    7,613,831          --
    Depreciation and amortization...................    4,349,338    4,030,240
    Allowance for doubtful accounts.................       11,288      675,119
    Extraordinary charge, net of applicable income
     taxes..........................................          --       101,686
    Income tax effect of extraordinary charge.......          --        82,195
  Changes in operating assets and liabilities,
   excluding effects from acquisitions and
   dispositions:
    Accounts receivable.............................    1,246,421     (286,089)
    Unbilled receivables............................     (746,416)    (240,567)
    Other assets, net...............................      354,092      317,192
    Accounts payable and accrued expenses...........    2,638,610   (1,674,616)
    Accrued interest and related party expenses.....   (1,296,673)  (8,413,476)
    Accrued salaries, wages and related benefits....     (909,401)    (237,000)
    Deferred revenue................................      605,608    1,063,429
                                                     ------------  -----------
    Net cash provided by (used in) operating
     activities ....................................    3,023,451   (8,247,043)
                                                     ------------  -----------
Cash flows from investing activities:
  Additions to property and equipment...............   (1,338,616)  (4,877,297)
  Net proceeds from sale of business................    4,777,642          --
  Business acquisitions, net of cash acquired ......     (179,057)  (2,629,477)
                                                     ------------  -----------
    Net cash provided by (used in) investing
     activities.....................................    3,259,969   (7,506,774)
                                                     ------------  -----------
Cash flows from financing activities:
  Deferred stock issuance and loan origination
   fees.............................................     (502,431)    (737,535)
  Borrowings under Credit Facility..................   22,827,175   14,949,813
  Payments under Credit Facility....................  (32,187,436)         --
  Proceeds from sale of common and preferred stock..      647,592    4,498,567
  Repurchase of mandatorily redeemable preferred
   stock............................................          --    (2,500,000)
  Payments on related party debt....................     (694,765)    (879,061)
  Payments on capital lease.........................      (34,202)     (19,652)
                                                     ------------  -----------
      Net cash (used in) provided by financing
       activities...................................   (9,944,067)  15,312,132
                                                     ------------  -----------
      Net decrease in cash and cash equivalents.....   (3,660,647)    (441,685)
    Cash and cash equivalents, beginning of period
     ...............................................    4,706,380    1,912,219
                                                     ------------  -----------
    Cash and cash equivalents, end of period........ $  1,045,733  $ 1,470,534
                                                     ============  ===========

   The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K.

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

2. RECLASSIFICATIONS

  Certain reclassifications have been made to the September 30, 1999 consolidated financial statements to conform to the September 30, 2000 presentation.

3. INCOME TAXES

  The Company's effective tax rate differs from the Federal statutory rate due to the deductibility of meals and entertainment, officers' life insurance, state income taxes, non-deductible goodwill amortization and nondeductible loss on sale of business (see Note 5).

4. LOSS PER COMMON SHARE

  Loss per common share are calculated as follows:

                                                For the Three Months Ended
                         --------------------------------------------------------------------------
                                  September 30, 2000                   September 30, 1999
                         ------------------------------------- ------------------------------------
                            (Loss)        Shares     Per Share   (Loss)        Shares     Per Share
                         (Numerator)   (Denominator)  Amount   (Numerator)  (Denominator)  Amount
                         ------------  ------------- --------- -----------  ------------- ---------
Basic and diluted **.... ($ 1,579,714)   9,740,001    ($0.16)  ($3,249,974)   9,528,478    ($0.34)
                         ============    =========    ======   ===========    =========    ======
                                                For the Nine Months Ended
                         --------------------------------------------------------------------------
                                  September 30, 2000                   September 30, 1999
                         ------------------------------------- ------------------------------------
                            (Loss)        Shares     Per Share   (Loss)        Shares     Per Share
                         (Numerator)   (Denominator)  Amount   (Numerator)  (Denominator)  Amount
                         ------------  ------------- --------- -----------  ------------- ---------
Basic and diluted **.... ($10,843,247)   9,669,493    ($1.12)  ($3,665,156)   9,361,562    ($0.39)
                         ============    =========    ======   ===========    =========    ======

--------
** Since the effects of the stock options and earnout contingencies are anti-dilutive for both the three and nine months ended September 30, 2000 and September 30, 1999, these effects have not been included in the calculation of dilutive EPS.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

5. LOSS ON SALE OF BUSINESS

  On June 9, 2000, the Company sold the assets and business of its Plano, Texas telemarketing call center for $5 million, which included $250,000 held in escrow for 90 days. The escrowed amount was returned to the Company, and as such, the Company recognized a $250,000 gain in the third quarter of 2000. After adjusting for the net cost of the assets sold and expenses associated with the sale, the Company realized a net loss of $7.6 million (including the escrow amount and the write-off of intangible assets of approximately $10.7 million). The Plano facility's revenues and operating loss for the three months ended September 30, 2000 was $ 0 and ($134,000), respectively, and for the three months ended September 30, 1999 was $1,666,000 and ($340,000), respectively. Revenues and operating loss for the nine months ended September 30, 2000 was $4,465,000 and ($47,000), respectively, and for the nine months ended September 30, 1999 was $6,974,000 and ($154,000), respectively.

6. COMMITMENTS AND CONTINGENCIES

  The Company is involved in legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses or reserves with respect to such litigation and believes that their ultimate outcome will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

7. CREDIT FACILITY

  On April 14, 2000, the Company entered into an Amendment Agreement and Waiver (the "Amendment") to the Credit Facility with the Bank Group. The Amendment (a) provides that the Bank Group waive the Events of Default and amend certain provisions of the Credit Facility, including the reestablishment of financial covenants, (b) limits the revolving Credit Facility to $17 million, (c) increases the interest rate on the outstanding Credit Facility to prime plus 3%, (d) allows certain payments to be made by the Company on its subordinated promissory notes based on amended original agreements, and (e) requires payments of a monitoring and amendment fee to the Bank Group equal to approximately 1.0% of the sum of (i) the Aggregate Revolving Committed Amount and (ii) the outstanding principal balance of the Term Loan on such date. The Amendment expires on July 1, 2001.

  As of September 30, 2000, the long-term portion of indebtedness has been reclassified to current portion of indebtedness since there are less than twelve months remaining until the expiration of the Amendment. The Company is engaged in ongoing discussions with potential investors or lenders to restructure the debt. Several productive meetings have been held and the discussions continue. As of September 30, 2000, the Company has been current on all payments pursuant to the Amendment. However, if the Company is unsuccessful in restructuring the debt the cost of financing could increase. The Company is exploring further options to ensure the availability of adequate working capital.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

8. SEGMENTS

  In accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

  The table below presents information about the segments used by the chief operating decision-maker of the Company:

For the three months ended September 30,

                                                                  Segment
                         Pharmaceutical  Consumer      Other       Total     Reconciliation    Total
                         -------------- -----------  ---------- -----------  -------------- -----------
2000
Revenues................  $11,101,472   $ 6,071,374  $1,225,711 $18,398,557   $       --    $18,398,557
Gross profit............    4,627,634     2,152,606     569,089   7,349,329           --      7,349,329
EBIT....................      656,089        97,681      89,526     843,296      (982,124)     (138,828)
Depreciation expense....      430,361       224,450      13,648     668,459        13,140       681,599
Amortization expense....      680,914           --       21,795     702,709           --        702,709
1999
Revenues................  $ 9,219,641   $ 6,481,332  $1,060,311 $16,761,284   $       --    $16,761,284
Gross profit............    3,681,089     1,405,968     584,119   5,671,176           --      5,671,176
EBIT....................     (579,246)   (1,261,987)     35,695  (1,805,538)   (1,710,661)   (3,516,199)
Depreciation expense....      417,339       234,082      12,691     664,112        10,864       674,976
Amortization expense....      671,909        84,641      21,795         --        778,345       778,345

For the nine months ended September 30,

                                                                   Segment
                         Pharmaceutical  Consumer      Other        Total    Reconciliation    Total
                         -------------- -----------  ----------  ----------- -------------- -----------
2000
Revenues................  $41,841,764   $23,511,782  $3,239,536  $68,593,082  $       --    $68,593,082
Gross profit............   15,465,421     8,792,053   1,730,750   25,988,224          --     25,988,224
EBIT....................    3,838,533       736,750     169,953    4,745,236   (3,151,216)    1,594,020
Depreciation expense....    1,135,050       880,940      40,580    2,056,570       35,108     2,091,678
Amortization expense....    2,042,740       149,535      65,385    2,257,660          --      2,257,660
1999
Revenues................  $33,669,044   $23,327,274  $3,201,784  $60,198,102  $       --    $60,198,102
Gross profit............   14,318,775     6,754,792   1,562,472   22,636,039          --     22,636,039
EBIT....................    3,347,854    (1,996,994)    (82,107)   1,268,753   (4,014,845)   (2,746,092)
Depreciation expense....      857,034       772,112      37,773    1,666,919       31,135     1,698,054
Amortization expense....    2,012,877       253,924      65,385    2,332,186          --      2,332,186

ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

  Revenues for the Company increased $1.6 million, or 9.5%, to $18.4 million for the three months ended September 30, 2000, compared to $16.8 million for the three months ended September 30, 1999. Revenues for the Pharmaceutical Segment increased $1.9 million, or 20.7%, to $11.1 million for the three months ended September 30, 2000, compared to $9.2 million for the three months ended September 30, 1999. The increase in revenues is primarily attributable to an increase in sample fulfillment shipments. Revenues for the Consumer Segment decreased $0.4 million, or 6.2%, to $6.1 million for the three months ended September 30, 2000, compared to $6.5 million for the three months ended September 30, 1999. The decrease is a result of the sale of the Plano, Texas call center in the second quarter of 2000, offset by a net increase in billable hours worked for both new and existing clients.

  Cost of revenues for the Company decreased $0.1 million, or 0.9%, to $11.0 million for the three months ended September 30, 2000, compared to $11.1 million for the three months ended September 30, 1999. Cost of revenues as a percentage of revenues decreased to 59.8% for the three months ended September 30, 2000, compared to 66.1% for the three months ended September 30, 1999. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment decreased to 58.6% for the three months ended September 30, 2000, from 59.8% for the three months ended September 30, 1999. The decrease is mainly due to more medical meetings, which had lower pass through costs, offset by an increase in labor costs to support increased sample fulfillment business. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 63.9% for the three months ended September 30, 2000, compared to 78.5% for the three months ended September 30, 1999. The decrease is due to higher personnel turnover in 1999, which caused higher recruiting, training and floor management costs in the third quarter of 1999 as compared to the third quarter of 2000.

  Selling, general and administrative expenses (including unusual charge) for the Company decreased $1.6 million, or 19.0%, to $6.8 million for the three months ended September 30, 1999, compared to $8.4 million for the three months ended September 30, 1999. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Company decreased to 37% for the three months ended September 30, 2000, compared to 50% for the three months ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 29.7% for the three months ended September 30, 2000, compared to 39.1% for the three months ended September 30, 1999. The decrease is primarily attributable to a reduction in bad debt expense resulting from contract disputes during 1999, as well as improved collection procedures during the third quarter of 2000, and a decrease in professional fees. The decrease was partially offset by an increase in salaries to support continued growth in medical education meetings. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased to 34.4% for the three months ended September 30, 2000, compared to 40% for the three months ended September 30, 1999. The decrease is attributable to the Company changing its focus in June of 1999 from Business-to-Consumer to Business-to-Business which is less costly. This was partially offset by a decrease in revenues generated at the Company's Arlington, VA teleservices location, while fixed costs remained constant.

  The Company recorded the unusual charge referenced above, during the third quarter of 1999 in the amount of $1,017,000, as part of its Corporate Plan to improve future performance. The Company recorded $868,000 in severance costs and $149,000 in costs associated with restructuring the Company's Credit Facility.

  Amortization expense for the Company decreased $0.1 million, or 12.5%, to $0.7 million for the three months ended September 30, 2000, compared to $0.8 million for the three months ended September 30, 1999. The decrease was due to the sale of the Plano, Texas call center in the second quarter of 2000.

  Net interest expense for the Company increased $0.1 million, or 8.3%, to $1.3 million for the three months ended September 30, 1999, compared to $1.2 million for the three months ended September 30, 1999. The increase is the result of a lower debt balance at a higher effective borrowing rate of 13.5% for the three months ended September 30, 2000 as compared to a higher debt balance at a lower borrowing rate of 11% for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

  Revenues for the Company increased $8.4 million, or 14%, to $68.6 million for the nine months ended September 30, 2000, compared to $60.2 million for the nine months ended September 30, 1999. Revenues for the Pharmaceutical Segment increased $8.1 million, or 24%, to $41.8 million for the nine months ended September 30, 2000, compared to $33.7 million for the nine months ended September 30, 1999. The increase in revenues is due to increased sample fulfillment shipments, American Medical Association ("AMA") database renewals, and medical education programs. Revenues for the Consumer Segment increased $0.2 million, or 0.9%, to $23.5 million for the nine months ended September 30, 2000, compared to $23.3 million for the nine months ended September 30, 1999. The increase is due to a net increase in billable hours worked for both new and existing clients, partially offset by a decrease in revenues as a result of the sale of the Plano, Texas call center in the second quarter of 2000.

  Cost of revenues for the Company increased $5.0 million, or 13.3%, to $42.6 million for the nine months ended September 30, 2000, compared to $37.6 million for the nine months ended September 30, 1999. Cost of revenues as a percentage of revenues decreased to 62.1% for the nine months ended September 30, 2000, from 62.5% for the nine months ended September 30, 1999. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 63.2% for the nine months ended September 30, 2000, compared to 57.6% for the nine months ended September 30, 1999. The increase is due to increased international medical meetings, which had higher pass-through costs, AMA database license renewals, and an increase in labor costs to support increased sample fulfillment business. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 62.6% for the nine months ended September 30, 2000, compared to 71.2% for the nine months ended September 30, 1999. The decrease is due to higher personnel turnover in 1999, which caused higher recruiting, training and floor management costs for the nine months ended September 30, 1999 as compared to the nine months September 30, 2000. Another contributor to the decrease was due to certain inefficiencies relating to the expansion of the Consumer Segment in early 1999, which have subsequently been corrected.

  Selling, general and administrative expenses (including unusual charge) for the Company decreased $0.9 million, or 3.9%, to $22.1 million for the nine months ended September 30, 2000, compared to $23.0 million for the nine months ended September 30, 1999. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Company decreased to 32.2% for the nine months ended September 30, 2000, compared to 38.2% for the nine months ended September 30, 1999. Selling, general, and administrative expenses (including unusual charge) as a percentage of revenues for the Pharmaceutical Segment decreased to 23% for the nine months ended September 30, 2000, compared to 26.7% for the nine months ended September 30, 1999. The decrease is due to continued sales growth while managing costs, and a reduction in bad debt expense resulting from contract disputes during the nine months ended 1999, as well as improved collection procedures during the nine months ended 2000. Selling, general, and administrative expenses (including unusual charge) as a percentage of revenues for the Consumer Segment decreased to 33.6% for the nine months ended September 30, 2000, compared to 36.5% for the nine months ended September 30, 1999. The decrease is attributable to the Company changing its focus in June of 1999 from Business-to-Consumer to Business-to-Business which is less costly. This was partially offset by a decrease in revenues generated at the Company's Arlington, VA teleservices location, while fixed costs remained constant.

  The Company recorded the unusual charge referenced above during the second and third quarter of 1999 in the amount of $1,526,000 as part of its Corporate Plan to improve future performance. The Company recorded $929,000 in severance, $248,000 in costs incurred due to the Company's exploration of strategic alternatives, $200,000 in deferred acquisition costs incurred on pending acquisitions which were no longer being pursued, and $149,000 in costs associated with the restructuring of the Company's Credit Facility.

  Amortization expense for the Company remained unchanged at $2.3 million for the nine months ended September 30, 2000 and 1999.

  Net interest expense for the Company increased $1.8 million, or 72% to $4.3 million for the nine months ended September 30, 2000, compared to $2.5 million for the nine months ended September 30, 1999. The increase is the result of an increase in the blended borrowing rate to 13.5% from 9.5% for the nine months ended September 30, 2000 and 1999, respectively, in accordance with the Amendment.

Liquidity and Capital Resources

  The Company's working capital decreased $33.6 million, to ($25.5) million at September 30, 2000, compared to $8.1 million at December 31, 1999. The decrease in working capital is primarily attributed to the reclassification of the Company's long-term portion of indebtedness to a current portion of indebtedness since there are less than twelve months remaining until the expiration of the Amendment. The Company is engaged in ongoing discussions with potential investors or lenders to restructure the debt.

  As of September 30, 2000, the Company has been current on all payments pursuant to the Amendment. The Company has reduced its debt to its lowest level in 15 months, achieved four quarters of record revenues, increased EBITDA by $3.3 million, quarter over quarter, and nearly doubled its previous 12 month record of 31 million sample units shipped in only nine months from the Company's Drug Enforcement Administrations approved sampling facility. Management believes that all of these positive factors should place the Company in a better position as discussions to restructure the debt progress. However, if the Company is unsuccessful in restructuring the debt, the cost of financing could increase. The Company is exploring all options to ensure adequate working capital.

  As of September 30, 2000, the Company had cash and cash equivalents of $1.0 million, compared to $4.7 million as of December 31, 1999.

  Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2000, as compared to net cash used in operating activities of $8.2 million for the nine months ended September 30, 1999. The increase in cash provided by operating activities, excluding a $7.6 million non cash adjustment relating to a net loss realized on the sale of the Plano, Texas facility (see Note 5), is primarily due to a decrease in accounts receivable and an increase in accounts payable, partially offset by a decrease in contingent payments due and made to former shareholders of acquired companies in the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999.

  The net cash provided by investing activities was $3.3 million for the nine months ended September 30, 2000, compared to net cash used in investing activities of $7.5 million for the nine months ended September 30, 1999. The increase of $10.8 million cash provided by investing activities is attributable to $4.8 million in net proceeds received from the sale of assets of the Plano, Texas facility in June of 2000, a reduction in additions to property and equipment of $3.6 million for the nine months ending September 30, 2000 as compared to the nine months ending September 30, 1999, and a reduction of $2.4 million in additional purchase price payments due to former owners of acquired business that was paid during the first half of 1999.

  Net cash used in financing activities was $9.9 million for the nine months ended September 30, 2000, compared to net cash provided by financing activities of $15.3 million for the nine months ended September 30, 1999. The increase in cash used in financing activities is primarily attributable to the borrowing of $22.8 million, which was offset by payments totaling $32.2 million on the Credit Facility, as compared to $14.9 million in borrowings made on the Credit Facility in 1999.

Risk Factors That May Affect Future Results

  This release contains forward-looking statements that are subject to risk and uncertainty. Access Worldwide's actual results could differ materially from those discussed in such forward-looking statements due to various factors which are outside the Company's control, such as a reliance on a limited number of major customers, the need for growth management, acquisition risk, competition, industry consolidation, potential consumer saturation, the need to refinance the current debt and the possible limited duration of significant agreements. For a more detailed discussion of these factors and others that could affect the Company's results, see the risk factors section of Access Worldwide's Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

  The Company's Credit Facility is subject to market risk and interest rate changes. The Credit Facility bears interest at prime plus 3%. The outstanding principal balance on the Credit Facility was approximately $31.2 million at September 30, 2000. Considering the total outstanding balance under the Credit Facility at September 30, 2000 of approximately $31.2 million, a 1% change in interest rate would result in an impact to pre-tax earnings of approximately $0.3 million per year.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    27 Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: November 20, 2000
                                                   /s/ Michael Dinkins
                                        By: ___________________________________
                                             Michael Dinkins, President and
                                                 Chief Executive Officer
                                              (principal executive officer)

Date: November 20, 2000
                                                    /s/ John Hamerski
                                        By: ___________________________________
                                           John Hamerski, Senior Executive and
                                           Chief Financial Officer (principal
                                                   financial officer)