Form 10-K
period 2000-12-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2001-04-17
CIK 1048422

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from   to   .

                        Commission file number 0-23489

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                              52-1309227
---------------------------------------- ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)
  4950 Communication Avenue, Suite 300
          Boca Raton, Florida                           33431
---------------------------------------- ------------------------------------
(Address of principal executive offices)              (Zip Code)



      (Registrant's telephone number, including area code) (561) 226-5000

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class. Name of each exchange on which registered.
        -------------------- ------------------------------------------
               None.                           None.


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 30, 2001 was approximately $6,087,501.

   The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 30, 2001 was 9,740,001 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the Registrant's Proxy Statement to be filed with respect to the 2001 Annual Meeting of Stockholders scheduled to be held on or about June 20, 2001 and to be filed no later than April 30, 2001.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Part I
Item 1.  Business.............................................................................  1
Item 2.  Properties........................................................................... 16
Item 3.  Legal Proceedings.................................................................... 17
Item 4.  Submission of Matters to a Vote of Security Holders.................................. 17

Part II
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters................ 17
Item 6.  Selected Financial Data.............................................................. 18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations 20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........................... 25
Item 8.  Financial Statements and Supplementary Data.......................................... 25
Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures 49

Part III
Item 10. Directors and Executive Officers of the Registrant................................... 49
Item 11. Executive Compensation............................................................... 49
Item 12. Security Ownership of Certain Beneficial Owners and Management....................... 49
Item 13. Certain Relationships and Related Transactions....................................... 49

Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...................... 49
         Index to Exhibits.................................................................... 50
         Signatures........................................................................... 55

PART I

Item 1. Business

General

   Founded in 1983, Access Worldwide Communications, Inc. ("Access Worldwide" or the "Company") is headquartered in Boca Raton, Florida and has over 1,300 employees in several offices throughout the United States. The Company's stock currently trades on the Nasdaq SmallCap Market under the stock symbol "AWWC."

   Access Worldwide provides sales, marketing, Internet and medical education services to more than 100 clients in the pharmaceutical, telecommunications, insurance, financial services and consumer products industries.

   The Company provides differentiated value-added services that help its clients attract new customers, protect existing customer relationships and increase the lifetime value of customer relationships. The Company believes that its ability to provide both strategic and tactical solutions, supported by systems and technology, differentiates itself in the highly fragmented marketing services industry.

   The Company is comprised of two material strategic business units and one other business unit that offers different products and services to industries throughout the United States. Those business units are as follows:

    . Pharmaceutical Marketing Services ("Pharmaceutical"), consisting of the AM Medica Communications Group, TMS Professional Markets Group (pharmaceutical division), and Phoenix Marketing Group, that provide outsourced services, including medical education, medical publishing, pharmaceutical sample and literature fulfillment and database management, to the pharmaceutical and medical industries.

    . Consumer and Business Services ("Consumer"), consisting of the TelAc Teleservices Group and TMS Professional Markets Group
       (business-to-business division), that provide consumer and multilingual telemarketing services to the telecommunications and financial services industries.

    . Strategic Research Services, consisting of the Cultural Access Group, that provides quantitative and qualitative market research to various clients worldwide.

Industry Overview

   Access Worldwide operates in the outsourced marketing services industry that includes outsourced marketing companies, advertising agencies and in-house marketing, research and sales departments that provide pharmaceutical or multicultural marketing services.

   Access Worldwide believes there are significant barriers to becoming an outsourced marketing services company with national capabilities that are in compliance with state and federal regulations. Some of these barriers include the development of a broad range of marketing knowledge and expertise, the infrastructure and experience necessary to serve the demands of clients, the ability to simultaneously manage complex marketing programs in multiple states or countries, the development and maintenance of complex information technology systems, the establishment of solid working relationships with repeat clients, a strong history of financial performance, and capital funding to finance growth.

   Several trends are changing the dynamics of the outsourced marketing industry, including the following:

   Growth in Outsourcing. The broad acceptance of outsourcing within corporate America is resulting in increased outsourcing of marketing, sales and customer service functions.

   Growth in Pharmaceutical Marketing Spending. The pharmaceutical industry's expenditures on programs that promote, market and sell its products through direct channels have grown in recent years.

   Growth in Demand for Integrated Service Offerings. Increasingly, companies are turning to large marketing and communications organizations to provide integrated services across multiple disciplines. These integrated services ensure a consistent presence which maximize the effectiveness of their messages, and better coordinate their marketing activities.

   Growth in Ethnic Populations. According to the U.S. Census Bureau, the multicultural population in the United States has grown as much as four times faster than the general population's growth.

   Growth in Accountability of Marketing and Sales Activities. There is increasing pressure within corporate America to demonstrate a measurable return on marketing and sales investments.

   Growth in Customer-Focused Management Practices. There is increasing recognition of the fundamental need to "speak the language" of the customer as a means of improving customer retention rates.

   The Company cannot assure stockholders that any of these trends will continue or that even if they do continue such trends will benefit the Company's business in the future.

Pharmaceutical Marketing Services

   Access Worldwide's broad scope of services and capabilities enable it to influence physicians, inform pharmacists, involve patients and impact sales by educating each audience on new drug launches, medical devices and procedures, and prescribing indications. Specific services are described below.

   Medical Education Programs: Access Worldwide's AM Medica Communications Group is a leading medical communications company, working with pharmaceutical clients to educate healthcare practitioners about drugs, devices and procedures. The Company delivers medical education services in the following formats: scientific symposia, interactive workshops, university programs, fellows programs, investigator/research meetings, roundtables, advisory board meetings and sales training programs. In the last 14 years, Access Worldwide has organized more than 1,500 domestic and international medical meetings of all sizes and offers a wide range of pre-program, onsite and post-program services.

   Approximately 100 meetings are conducted by Access Worldwide each year in the United States, Europe, Asia, Africa and Australia. The Company's experienced team works with some of the medical industry's most prominent associations including the American Academy of Family Physicians, American Heart Association and the National Medical Association. Many of the 1,500 meetings that the Company has organized or overseen have been satellite programs held in conjunction with these organizations.

   In addition to meeting planning services, Access Worldwide provides editorial support by assigning editors to work closely with program faculty and clients in the planning and execution of program content. The Company's goals are to develop effective and valuable scientific programs while providing support for faculty in their research and presentation development.

   Medical Publishing: Produced publications are an established form of medical communications and one that Access Worldwide's clients often request. The Company offers a range of services that include: development of manuscripts, consultation with guest authors, copy editing and proofreading, design, layout and production, printing and custom mail programs. If a client so requests, the end result can be an original paper for journal publications, newsletters and sales training programs.

   The Company has published original articles and supplements with leading journals such as the American Journal of Cardiology, Journal of the American Association of Physician Assistants and The Consultant Pharmacist.

   Medical Audiovisual Programs: The Company offers film, slide and video programs that are uniquely suited to many kinds of product messages. Clients utilize Access Worldwide's audiovisual services to produce slide/lecture programs, videotapes, audiotapes and teleconferences. Upon request, the Company can provide to its clients scripting, casting, animation and pre-/post-production services.

   Nation's Largest Outsourced Sample Fulfillment Center: Access Worldwide ships millions of drug and literature samples a year. The Company increased its sample fulfillment capabilities in 2000, with the addition of a new 112,500 square foot fulfillment facility. The site was officially opened in November 2000 and increased the Company's total available warehouse space to more than 200,000 square feet.

   From the Company's sample fulfillment centers, Access Worldwide distributes drugs and product literature by mail to medical personnel on behalf of pharmaceutical companies. The Company's single-loop system validates all requests for drugs using state licenses, American Medical Association and Drug Enforcement Administration databases. Valid shipping manifests and labels are generated as the Company picks, packs and ships samples to targeted medical practitioners. Follow-up letters are produced, driven by an automatic reject system. The system processes and stores acknowledgements of delivery, closing the sample fulfillment loop. Returned products are quarantined and processed for destruction. A destruction acknowledgement closes the returned goods loop.

   In 2000, shipments increased, with 74 million sample units being sent. The Company more than doubled the previous record of 31 million sample units sent during 1999.

   Seven-Million Record Medical Database: Access Worldwide has one of the nation's largest medical databases. The Company is one of ten that have a licensing agreement with the American Medical Association, gaining access to the association's master database of physicians. In addition, the Company has comprehensive files on the nation's independent retail and non-warehousing chain pharmacies. Using proprietary files, state licenses files and Drug Enforcement Administration files, the database has more than seven million records that are used to improve the performance of pharmaceutical sales forces.

   In 2000, this database was expanded substantially with the introduction of physician prescribing data. More than 450 million prescriptions are written each quarter and Access Worldwide can now segment physicians based on their index of prescribing activity per individual product or across therapeutic classes. This data is used on behalf of pharmaceutical clients to perform direct mail services, detailing or educational programs and sample and literature fulfillment. The following is a description of various sources of information included in the database and the number of records in each segment.

                                                                                                Approximate
                                                                                                 Number of
       Database                                      Description                                  Records

-----------------------------------------------------------------------------------------------------------
American Medical       Access Worldwide is one of 10 companies with access to the American          863,502
Association            Medical Association's master database of all U.S. physicians.
("AMA") Physicians

-----------------------------------------------------------------------------------------------------------
AMA Geo                This database segments physicians based on their location.                     2,600

-----------------------------------------------------------------------------------------------------------
AMA Groups             This database includes information on medical group affiliations.             25,000

-----------------------------------------------------------------------------------------------------------
AMA Hospitals          This database includes information on hospital affiliations.                   7,806

-----------------------------------------------------------------------------------------------------------
AMA Students           Each medical student is given an identification number, similar to a          70,564
                       social security number, that follows that student from the first day at medical school until the end of that student's career.

-----------------------------------------------------------------------------------------------------------
American Osteopathic   Through an agreement with the American Osteopathic Association,               54,901
Association Physicians Access Worldwide has access to information in that organization's database.

-----------------------------------------------------------------------------------------------------------
Drug Enforcement       This DEA database includes information on active practitioners that        1,099,722
Administration         have DEA certificates for drug dispensing.
("DEA") Practitioners

-----------------------------------------------------------------------------------------------------------
DEA Dentists           This DEA database includes information on dentists with certificates to      151,900
                       dispense drugs.

-----------------------------------------------------------------------------------------------------------
DEA Miscellaneous      This DEA database includes information on active business units               86,677
                       having DEA certificates for drug dispensing.

-----------------------------------------------------------------------------------------------------------
DEA Pharmacies         This DEA database includes information on pharmacies with                     56,600
                       certificates to dispense drugs.

-----------------------------------------------------------------------------------------------------------
Licensed Practitioners This database includes all of the current state license files of seven     1,970,100
                       practitioner types used to verify information from other databases, such as the AMA. It includes doctors that have multiple licenses in more than one state.

-----------------------------------------------------------------------------------------------------------
NDC Power Profiler     This database provides access to data on more than 850,000 AMA               850,000
                       prescribers and 450 million prescription transactions.

-----------------------------------------------------------------------------------------------------------
Nurse Practitioners    This database includes information on nurse practitioners provided on        105,496
                       the Licensed Practitioners database.

-----------------------------------------------------------------------------------------------------------
Sanctions              This database is compiled from sanction paperwork provided by the             55,315
                       State License Boards.

-----------------------------------------------------------------------------------------------------------
Universal              This database contains Medicare and Medicaid provider information.           774,655
Practitioners
Identification
Number (UPIN)

-----------------------------------------------------------------------------------------------------------
Yellow Pages           Physicians are listed in 55 state and nationwide yellow and white pages.     443,964
Physicians             These listings are incorporated into a database that is updated with
                       National Change of Address information on a continuing basis.

-----------------------------------------------------------------------------------------------------------
Yellow Pages           This database includes physicians segmented by their group affiliations.      95,662
Physician Groups

-----------------------------------------------------------------------------------------------------------
Zip Master             This database contains information on all zip codes and their affiliated      43,800
                       state, county and city codes provided by the U.S. Postal Service.

-----------------------------------------------------------------------------------------------------------

   High-Quality Physician & Pharmacist Programs: Access Worldwide delivers integrated sales and marketing programs that reach physicians, pharmacists, wholesalers, hospitals and patients, including physician and pharmacy telemarketing, sales territory management, and product stocking programs. The Company communicates with an average of 5,000 physicians and 15,000 pharmacists each week.

   Physician Product Detailing: With highly trained employees, Access Worldwide provides product detailing programs that target physician prescribing habits. Key program components include highly specialized, professional product detailing presentations, clinical information and literature delivery, and client reporting.

   Pharmacy Product Detailing: Access Worldwide plays a role in informing pharmacists on new products and new indications for existing products. The Company's pharmacy programs reach non-warehousing chain pharmacies, as well as regional chains, hospitals, nursing home providers and independent retail pharmacies. The Company's comprehensive autoship and autocheck program can often reach and secure distribution to two-to-four times more pharmacies than traditional wholesaler programs.

   Pharmacy Stocking: During 2000, Access Worldwide unveiled INSTOCK/SM/, an expanded pharmacy stocking program that targets the 20,000 independent pharmacies located nationwide. The new service addresses what the Company's management believes is a need within the industry to reach pharmacists at non-chain locations during the launch phase of new products. Independent pharmacies account for 30% of the pharmaceutical market that is often untapped by traditional stocking programs.

   The INSTOCK program begins with pharmaceutical databases that are updated daily. With the contact information, telemedical specialists call independent pharmacists to present and explain a client's new product, new indication, or product line extension. Incentives for immediately stocking the product are communicated and orders are taken. These orders are processed through the retailer's regional wholesaler. The stocking incentives consist mainly of rebate checks.

   Through relationships with wholesale distribution centers throughout the United States and Puerto Rico, the Company has the ability to confirm that orders are fulfilled within 15 to 20 business days.

   Direct Mail & Direct Marketing Programs: Utilizing the Company's medical databases, Access Worldwide provides personalized mail and direct mail capabilities. The Company's targeted database technology allows clients to send personalized messages to targeted professionals automatically, such as follow-up letters, and birthday or holiday greetings. Pharmaceutical sales representatives can pick-a-paragraph and assign a digital signature with Access Worldwide's technology, so customized letters can be sent from the field, often within 48 hours.

   In addition, Access Worldwide has exclusive rights to market and distribute National Football League-branded and Professional Golf Association ("PGA")-branded single-source direct marketing publications to healthcare telecommunications and insurance audiences. Through a contractual arrangement with J. Patton Sports Marketing, Inc. in Atlanta, Georgia, Access Worldwide has created AccessSports/SM/, an extensive line of sport-related marketing activities targeted to members of the healthcare, insurance and telecommunications industries. Through Access Sports/SM/, Access Worldwide creates customized, interactive marketing campaigns that include information on sporting events from the National Football League, PGA TOUR and 171 universities, along with material on the client's product or service.

   Sales Force Productivity Systems: Access Worldwide works to improve the efficiency of clients' sales forces by providing them with a variety of outsourced sales services as well as an integrated technological infrastructure and support system designed to maximize sales force productivity in the field. The Company's Electronic Territory Management System ("ETMS") allows geographically dispersed pharmaceutical sales forces to track and report their efforts in the field to their main offices. The ETMS is integrated into the Company's product sampling and fulfillment systems, physician database management systems and direct mail systems.

These automated systems typically require Access Worldwide to be integrated into the systems and sales force management structure of the client's organization. The Company believes that this integration discourages clients from switching to other providers of the Company's services.

   Patient Customer Service & Support: With extensive teleservices capabilities, Access Worldwide supports patient information services at its Florida communications center. The Company provides information on behalf of pharmaceutical clients to patients and their families who are enrolled in caregiver support programs. The Company is also experienced in medical device replacement programs.

Consumer and Business Services

   Access Worldwide delivers innovative marketing programs, systems and technologies in the business to consumer and business to business services arena including marketing telecommunications services on behalf of various providers, which are aimed at enabling the Company's clients to access new markets, acquire new customers and activate existing customers. Specific services include the following:

   Multicultural, Multilingual Marketing Capabilities: Access Worldwide can reach the growing multicultural markets in the United States with the Company's 900+ multilingual customer service and telesales professionals in three customer communications centers. The Company uses Hispanic and Asian multilingual software, translated into 15 languages, to access up to 50,000 multilingual households daily. The Company's multicultural and multilingual staff can execute consumer services programs in languages, including Arabic, Cantonese, French, German, Hindi, Japanese, Khmer, Korean, Mandarin, Portuguese, Russian, Spanish, Tagalog, Urdu and Vietnamese.

   The Company offers customer services to retain existing client's customers, win-back programs to reestablish relationships with client's former customers and acquisition campaigns to attract prospective new customers.

   Access Worldwide works to offer each client a comprehensive teleservices campaign that can include the following elements:

   Script Design. One of the first elements of a successful campaign is the creation of a script. Access Worldwide has written more than a hundred scripts that aid teleservices representatives in the successful communication of a client's key program benefits.

   Teleservices Representative Training. With experienced human resources, training and recruitment departments, Access Worldwide educates and trains representatives to handle a wide variety of customer inquiries, comments and complaints, ranging from billing disputes to change of addresses.

   Database Management. Access Worldwide has significant expertise in collecting, analyzing, organizing and communicating data. The Company has proprietary Hispanic and Asian surname software that its customers use to analyze their current and prospective customer files.

   Lead Qualification. Using the Company's databases, Access Worldwide can perform lead qualification services, ensuring the creation of a calling list that includes updated information and viable prospects.

   Campaign Feedback. Depending on client needs, Access Worldwide can report campaign results on an hourly or daily basis or with offsite audible monitoring. The Company can provide complete customization for file transmission in batch or real time reporting mode.

Strategic Research Services

   Access Worldwide provides in-language, in-culture market research services and consulting services to Fortune 500 companies in a variety of industries. The Company's research services encompass market area profiles, target audience segmentation, marketing and advertising effectiveness, culture market opportunity assessment, new product concepting and testing, awareness, attitude and usage studies, opinion polling, readership and viewership studies, and customer satisfaction surveys.

   These research and consulting services have assisted clients with the following objectives:

    .  Identifying and developing clear profiles of key multicultural segments.

    . Identifying segments of the multicultural community that present the best opportunity for new products or services.

    . Measuring image and awareness levels of client brands and those of key competitors.

    . Assessing the impact of acculturation on purchasing behavior and marketing strategies.

    .  Measuring the effectiveness of advertising and communications campaigns.

    . Developing positioning statements and creative materials for motivational content and appeal.

Company Growth Strategy

   The Company's growth strategy includes the following elements:

   Exploit Niche Market Opportunities. In each niche that it pursues, the Company's goal is to build and maintain a leading position as a specialized outsourced marketing services provider. The Company focuses its outsourced marketing efforts on physicians, pharmacists, patients and multicultural markets. Through its experience, technology and management systems, the Company has demonstrated its effectiveness in communicating its clients' products and services to complex and hard-to-reach targeted audiences.

   Drive Internal Growth. The Company plans to grow internally by further penetrating existing client relationships, establishing new client relationships and introducing new service offerings. The Company is committed to a formal and systematic approach to business development. The Company has achieved high levels of client satisfaction and has significantly expanded client relationships as a result of demonstrated performance.

   Pursue Complementary Strategic Alliance Agreements. The Company intends to continue to seek appropriate strategic alliance agreements that extend the Company's products and services, diversify its client base and raise its visibility. Access Worldwide seeks alliances with companies with a history of proven performance, experienced management and potential for growth.

   Leverage Management Expertise and Corporate Infrastructure. The Company believes it can achieve additional economies of scale, which could contribute to improved financial performance. Each segment of the Company has a core executive group in place with the experience to drive additional growth and manage an expanding business.

   Maintain Technological Leadership. The Company intends to continue to invest in proprietary systems and technologies that it believes will provide competitive advantages. The Company's technology strategy is driven by its objective to maximize reliability, flexibility and integration.

Patents, Trademarks, Service Marks & Licenses

   Access Worldwide has several existing or proposed service marks and trademarks, as listed below:

   AccessSports (Name and Design). A service mark application was filed with the U.S. Patent and Trademark Office on November 1, 2000 for AccessSports, the Company's direct mail program that combines information on clients' services or products with sporting schedules. The application was assigned Serial No. 76/157,233 and placed in Class 35. The Company is awaiting communication regarding the application within six months of the filing date.

   Access Worldwide (Name). A service mark application was filed with the U.S. Patent and Trademark Office on April 7, 1999. The application was assigned Serial No. 75/676,376. The examining attorney responded, indicating that the Company's recitation of services on the original application was unacceptable. The Company amended its application and filed its response with the U.S. Patent and Trademark Office on March 23, 2000. On January 26, 2001, the U.S. Patent and Trademark Office passed the application for opposition. If no objection is indicated, the Company expects to receive a Certificate of Registration in due course.

   Access Worldwide (Design). A service mark application was filed with the U.S. Patent and Trademark Office on April 7, 1999. The application was assigned Serial No. 75/676,377. The examining attorney responded, indicating that the Company's recitation of services on the original application was unacceptable. The Company amended its application and filed its response with the U.S. Patent and Trademark Office on March 23, 2000. On January 26, 2001, the U.S. Patent and Trademark Office passed the application for opposition. If no objection is indicated, the Company expects to receive a Certificate of Registration in due course.

   Access Worldwide Communications, Inc. (Name). A service mark application was filed with the U.S. Patent and Trademark Office on April 7, 1999. The application was assigned Serial No. 75/676,375. The examining attorney responded, indicating that the Company's recitation of services on the original application was unacceptable. The Company amended its application and filed its response with the U.S. Patent and Trademark Office on March 23, 2000. On January 26, 2001, the U.S. Patent and Trademark Office passed the application for opposition. If no objection is indicated, the Company expects to receive a Certificate of Registration in due course.

   INSTOCK (Name and Design). A service mark application was filed with the U.S. Patent and Trademark Office on November 1, 2000 for INSTOCK, Access Worldwide's pharmacy stocking program. The application was assigned Serial No. 76/157,2325 and placed in Class 35. The Company is awaiting communication regarding the application within six months of the filing date.

Government Regulations

   The Company and several industries in which the Company's clients operate, particularly the pharmaceutical, healthcare and telecommunications industries, are subject to varying degrees of government regulation. Generally, compliance with these regulations is the responsibility of the Company's clients. However, the Company could be subject to a variety of government enforcement of private actions from its failure to the failure of its clients to comply with such regulations. These regulations are described in more details under "Risk Factors." Access Worldwide is subject to extensive regulations and compliance with these regulations can be costly, time consuming and subject the Company to fines for noncompliance.

Competition

   The outsourced marketing services industry in which the Company operates is very competitive and highly fragmented. While many companies provide outsourced marketing services, management believes that there is no single company that dominates the entire industry.

   Access Worldwide believes that it competes primarily on its ability to deliver marketing, medical education, sales, research and customer support services with excellence, speed and vitality. The Company strives to provide premium solutions to client needs, working to make it irresponsible for them to choose anyone else.

   The Company competes against the in-house sales and marketing departments of current and potential clients, large advertising agencies and national consulting firms that offer healthcare consulting and medical communications services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms. Competition could increase as a result of the expansion of the in-house marketing capabilities by the Company's clients or by competitors' efforts to develop and market new products and services.

   The Company believes that its ability to provide both strategic and tactical solutions, supported by systems and technology in compliance with complex regulatory requirements, differentiates itself in the highly fragmented marketing services industry. Competitive factors for the Company's services include (1) previous experience, (2) medical and scientific experience in specific therapeutic areas, (3) the quality of research, (4) speed to completion, (5) the ability to organize and manage large-scale programs on a national or global basis, (6) the ability to manage large and complex medical databases, (7) the ability to provide statistical and regulatory services, (8) the ability to interpret data and research, (9) the ability to integrate information technology with systems and (10) financial viability and price.

Foward-Looking Statements

   From time to time, including in this report, Access Worldwide may publish forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Those statements represent the Company's current expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts.

   Such forward-looking statements include, among others,

    . Statements regarding proposed activities pursuant to agreements with clients;

    .  Future plans relating to growth strategy and business strategy; and

    .  Trends or proposals of clients or industries which the Company serves.

   Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

    . Competition from other third-party providers and those of the Company's clients and prospects who may decide to do the work that the Company does in-house;

    . Industry consolidation which reduces the number of clients that the Company is able to serve;

    . Potential consumer saturation reducing the need for the Company's services;

    .  The need for management of any growth the Company may achieve;

    . The Company's ability to launch new products or enter into strategic alliance agreements on a timely basis or at all;

    .  Reliance on a limited number of major customers;

    .  The possible limited duration of significant agreements with clients;

    . The Company's ability to refinance the current debts or comply with current credit agreements; and

    .  Possible loss of Nasdaq SmallCap listing privileges.

Certain Factors that May Affect Future Operating Results.

   In addition to other information set forth in this report, readers should carefully consider the following risk factors in evaluating Access Worldwide and its business.

Access Worldwide may be adversely impacted by competition, industry consolidation and potential consumer saturation.

   The industry in which the Company competes is highly competitive and fragmented. The Company competes with other outsourced marketing services companies, ranging in size from very small companies offering specialized applications or short-term projects to large independent companies. In addition, the Company's largest clients and many prospective clients have significant internal marketing capabilities and also contract for these services with competitors of the Company. The Company's direct marketing services business is also subject to competition from technologically sophisticated companies, and management anticipates that such competition will intensify in the future. There can be no assurance that competitors will not introduce products or services that would achieve greater market acceptance or would be technologically superior to the Company's products or services. Competitors and future competitors may have more extensive market research capabilities, more extensive experience and greater financial resources than the Company. There can be no assurance that the Company will be able to compete successfully or that competitive pressures will not materially and adversely affect the Company.

   As a result of competitive pressures, factors such as quality of service, responsiveness to client issues, reliability, flexibility, reputation and record of timeliness are becoming increasingly important. A number of competitors have capabilities and resources equal to or greater than the Company's, and there can be no assurance that, as the Company's industry continues to evolve, additional competitors with greater resources than those of the Company will not enter the industry (or particular segments of the industry) or that the Company's clients will not conduct more of their targeted marketing services internally or through alternative marketing techniques. Moreover, the effectiveness of marketing by telephone and other direct methods could decrease as a result of consumer saturation and increased consumer resistance to such marketing methods. There can be no assurance that the Company will be able to anticipate and successfully respond in a timely manner to any such potential decrease.

Access Worldwide has a need for growth management that if not executed successfully could have an adverse effect on the Company.

   The Company's continued growth depends significantly on Access Worldwide's ability to utilize its existing infrastructure and databases to perform services for new clients, as well as on the Company's ability to develop and successfully implement new marketing methods or channels for new services for existing clients. Continued growth will also depend on a number of other factors, including, but not limited to, the Company's ability to maintain the high quality of services it provides to customers, recruit, motivate and retain qualified personnel, train existing sales representatives or recruit new sales representatives to sell various categories of services, and open new service facilities in a timely and cost-effective manner. The Company's continued growth also will require the implementation of enhanced operational and financial systems and resources, as well as additional management. Such growth, if not managed effectively, could have a material adverse effect on the Company.

Access Worldwide faces risks related to rapid expansion.

   The Company intends to pursue a strategy of continued internal growth and will seek to expand the range of its services and penetrate additional market segments. The Company has a limited history in managing operations which are geographically dispersed, coordinating national sales efforts and introducing new services. The Company's proposed expansion will be dependent on, among other things, the Company's ability to identify additional industry segments with sufficient demand for the Company's services, hire and retain skilled management, marketing, technical, customer service and other personnel, obtain adequate capital, and improve administrative and operating systems. There can be no assurance that the Company will be able to expand its operations or its sales and marketing team which, if the Company were unable to do so, could have a material adverse effect on the Company.

Access Worldwide's future growth is dependent on the trend toward outsourcing.

   The Company's business and growth depends largely on the industry trends toward outsourcing marketing services, particularly by pharmaceutical, telecommunications and financial services companies. There can be no assurance that any of these trends will continue, as companies may elect to perform such services internally. A significant change in the direction of these trends, particularly, a trend in such industries to cease or to reduce the use of outsourced marketing services, such as those provided by the Company, could have a material adverse effect on the Company.

Access Worldwide is heavily dependent on the industries it serves, particularly the pharmaceutical industry.

   The Company's business and future operations are dependent to a great extent on the industries the Company serves, particularly the pharmaceutical industry. Access Worldwide relies heavily on the pharmaceutical industry's ability to create and launch new drugs and its continued reliance on outsourced marketing companies like Access Worldwide. There can be no assurance that the pharmaceutical industry will continue to launch new drugs or that it will rely on entities such as Access Worldwide for outsourced marketing services. In addition, even if the pharmaceutical industry continues to launch new drugs and rely on outsourced marketing entities, there can be no assurance that the Company's business will benefit from such trends. Access Worlwide also relies heavily on pharmaceutical companies increasing their marketing budgets as to which there can be no assurance. The pharmaceutical industry is heavily regulated by federal and state authorities. Existing regulation, or increased regulation in the future, could negatively impact the ability of the pharmaceutical industry to operate or grow. Anything that inhibits the operations or growth of the pharmaceutical industry could have a material adverse effect on the Company's business, financial condition, and results of operations.

Access Worldwide may be affected by changes in a drug's lifecycle.

   A substantial portion of Access Worldwide's contracts are with pharmaceutical companies for medical education, sample fulfillment, product stocking and detailing services. The Company may be negatively impacted if contracts are delayed or cancelled as a result of new drugs not receiving Food and Drug Administration approval or existing drugs being removed from the market due to health or safety issues. Though the Company often has cancellation clauses in its contracts to recoup any expenditures that were made to support a program cancellation such cancellations could materially and adversely affect the Company.

A delay or inability to create new product launches and service offerings may affect Access Worldwide's future revenues.

   Access Worldwide has and intends to continue to identify, develop and provide new services and products. If the Company is unable to introduce new innovative services, Access Worldwide could fail to obtain new clients and lose current clients upon the termination of existing agreements.

Access Worldwide is subject to extensive regulations and compliance with these regulations can be costly, time consuming and subject the Company to fines for non-compliance.

   Several industries in which Access Worldwide's clients operate are subject to varying degrees of governmental regulation, particularly the pharmaceutical, healthcare and telecommunications industries. Generally, compliance with these regulations is the responsibility of the Company's clients. However, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations.

   Pharmaceutical companies, in particular, and the healthcare industry, in general, are subject to significant federal and state regulations. The Company's handling and distribution of samples or pharmaceutical products are subject to regulation by its clients, the Drug Enforcement Administration (''DEA"), the Food and Drug

Administration ("FDA") and other applicable federal, state and local laws and regulations, including the Prescription Drug Marketing Act ("PDMA"). The healthcare industry implemented new regulations under the PDMA that went into effect in December 2000 that impose stricter requirements in the areas of storage, inventory control, lot number tracking and state license database usage.

   The Food, Drug and Cosmetics Act regulates the approval, labeling, advertising, promotion, sale and distribution of drugs, which includes the distribution of product samples to physicians. The FDA also regulates promotional activities involving prescription drugs. There can be no assurance that additional federal or state legislation or rules regulating the pharmaceutical or healthcare industries will not be enacted. Any such new legislation or rules could limit the scope of the Company's product sampling services or significantly increase the cost of regulatory compliance.

   Sample fulfillment requires licenses from all 50 states and compliance with DEA and PDMA regulations and the capability to verify a doctor's medical license and status. Each sample fulfillment center must be approved by the DEA and FDA. Proposed federal regulations could impose fines of up to $500,000 for each sample fulfillment that does not comply with the necessary regulations.

   The Company must also comply with regulations established by professional organizations such as the American Medical Association ("AMA"). The AMA has established ethical guidelines, which govern receipts of gifts to physicians from health-related organizations, and companies, including any items received during peer-to-peer meetings and symposia sponsored by pharmaceutical companies.

   In addition, the AMA has the right to approve in advance the content and distribution of any mailings or telecommunications performed by Access Worldwide that use the AMA's database of physicians. The AMA also has the right to conduct audits of the Company's operations for the purpose of determining compliance with database contract regulations.

   The Federal Communications Commission ("FCC") rules under the Federal Telephone Consumer Act of 1991, that limits the hours which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 ("TCFAPA") broadly authorizes the Federal Trade Commission ("FTC") to issue regulations prohibiting misrepresentation in telephone sales. In 1995, the FTC issued regulations under the TCFAPA, which, among other things, require telemarketers to make certain disclosures when soliciting sales. The Company believes its operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, there can be no assurance that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company or its clients in the future or significantly increase the cost of regulatory compliance.

   One of the significant regulations of the FCC applicable to long distance carriers, prohibits the unauthorized switching of subscribers' long distance carriers, known in the industry as "slamming." A fine of up to $100,000 may be imposed by the FCC for each instance of slamming. In order to prevent these unauthorized switches, federal law requires that switches authorized over the telephone, such as through the Company's teleservices, be verified contemporaneously by a third party. The Company believes its procedures comply with this third party verification requirement.

   Third party verification generally is not required for switches obtained in person, such as those obtained by members of a direct field sales force. The Company's training and other procedures are designed to prevent unauthorized switching. However, as with any sales force, the Company cannot completely ensure that each employee will always follow the Company's mandated procedures. Accordingly, it is possible that employees in some instances engage in unauthorized activities, including slamming. The Company investigates consumer complaints reported to its telecommunications clients and reports the results to such clients. To the Company's knowledge, no FCC complaint has been brought against any of its clients as a result of the Company's services, although the Company believes that the FCC is examining the sales activities of long distance telecommunications providers, including the Company's clients, and the activities of outside vendors, such as the Company, used by such providers. If any complaints were brought, the Company's client might assert that such complaints constituted a breach of its agreement with the Company and, if material, seek to terminate the contract. Any termination by Sprint would likely have an adverse material effect on the Company. If such complaints resulted in fines being assessed against a client of the Company, the client could seek to recover such fines from the Company.

Access Worldwide may be affected by client concentration and could be severely impacted by the loss of any of the Company's largest clients.

   The Company's three largest clients, AstraZeneca PLC, Pfizer Inc., and Sprint Corp., accounted for approximately 49% of Access Worldwide's revenues in 2000. Although each of these clients has done business with the Company for at least seven years, there can be no assurance that these clients will continue to do business with the Company over the long-term, and the loss of any of these clients could have a material adverse effect on the Company.

Access Worldwide could be affected by a loss of contracts.

   The majority of the Company's contracts are short-term and cancelable on 90 days notice or less. Although the contracts typically require payment of certain fees and, in some cases, a termination fee in the event the contract is terminated, the loss of any of the Company's large contracts or the loss of multiple contracts could have a material adverse effect on the Company.

Strategic alliances are important to Access Worldwide; Not all of them may prove to be beneficial.

   The Company's management believes that it is important to the future success of the business that Access Worldwide enter into strategic alliances with Internet companies and other entities that are compatible with an outsourced marketing services company such as Access Worldwide. However, the Company's management cannot assure stockholders that the Company will be able to enter into such agreements as required by competitive or other market conditions on a timely basis or at all. In addition, the Company may enter into alliances that prove to be unprofitable or otherwise unhelpful to the Company's business or prospects.

Access Worldwide relies on technology and could be adversely affected if the Company is unable to maintain its facilities with the needed equipment.

   The Company has invested significant funds in specialized telecommunications and computer technologies and equipment to provide customized solutions to meet its clients' needs. In addition, the Company has invested significantly in sophisticated proprietary databases and software that enable it to market its clients' products to targeted markets. The Company anticipates that it will be necessary to continue to select, invest in and develop new and enhanced technology and proprietary databases on a timely basis in the future in order to maintain its competitiveness. The Company has made commitments to finance its leased equipment and has expended substantial time and resources to train its personnel in the operation of its existing equipment and to integrate the operations of its systems and facilities. In the event of substantial improvements in computer technologies and telecommunications equipment, the Company may be required to acquire such new technologies and equipment at significant cost and/or phase out a portion of its existing equipment. There can be no assurance that the Company's technologies and equipment will not be rendered obsolete or its services rendered less marketable or that the Company will be able to acquire any needed improved technology or equipment on a timely basis or at all.

Access Worldwide is dependent on key personnel.

   The success of the Company depends in large part upon the abilities and continued service of its key management personnel. Although the Company has employment agreements with the executive officers that it considers to be key to the Company's success, it cannot assure stockholders that the Company will be able to retain the services of such key personnel, and the failure of the Company to retain the services of all of its key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in order to support any growth that the Company is able to effectuate, it will be required to recruit and retain additional qualified management personnel. The Company's inability to attract and retain such personnel could have a material adverse effect on its business, financial condition and results of operations.

Access Worldwide is dependent on its labor force and could be affected by potentially high turnover rates.

   Many aspects of the Company's business are labor intensive with the potential for high personnel turnover. The Company's operations typically require specially trained persons, such as those employees who market services and products in languages other than English and those employees with expertise in the pharmaceutical detailing business. A higher turnover rate among the Company's employees would increase the Company's recruiting and training costs and decrease operating efficiencies and productivity. In addition, any growth in the Company's business will require it to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that the Company will be able to continue to hire, train and retain a sufficient labor force of qualified persons.

Access Worldwide could be affected by a business interruption.

   The Company's business is highly dependent on its computer, software and distribution systems and telephone equipment. The temporary or permanent loss of such systems or equipment, through casualty or operating malfunction, or a significant increase in the cost of telephone services that is not recoverable through an increase in the price of the Company's services, could have a material adverse effect on the Company. The Company's property and business interruption insurance may not adequately compensate the Company for all losses that it may incur in any such event.

Access Worldwide faces risks relating to its financing.

   The Company's principal financing arrangements currently consist of arrangements (the "Credit Facility") with Bank of America as lead lender from a syndicate of financial institutions (the "Bank Group").

   On April 3, 2001, the Company entered into the Fourth Amendment Agreement and Waiver (the ''Fourth Amendment") to the Credit Facility and its amendments with the Bank Group. The Fourth Amendment (a) provides that the Bank Group waive the Acknowledged Events of Default and amends certain provisions, of the Credit Facility and its accompanying amendments, including requiring the Company to meet new financial covenants, (b) limits the revolving committed amount of (i) $18.5 million through September 30, 2001; (ii) $18.2 million from October 1, 2001 through October 31, 2001; (iii) $17.9 million from November 1, 2001 through November 30, 2001; (iv) $17.5 million from December 1, 2001 through December 30, 2001; and (v) $17 million from and after December 31, 2001, (c) requires monthly installments of the principal on the term loan of $350,000 commencing on January 1, 2002 through December 31, 2002, with the remaining outstanding balance due on January 2, 2003; (d) requires payment of $3 million in principal due on March 31, 2002 which will pay down the term loan until it is satisfied in full and thereafter to pay down the revolving credit facility, (e) provides for the issuance of warrants in the amount of 12% of the common equity if the Company does not pay-down at least 60% of the principal under the Credit Facility by March 31, 2002, and (f) requires the Company to hire an investment banking firm by May 15, 2001 to consider strategic alternatives.

   The Company cannot assure stockholders that it will be in a position to repay such amounts by the required payment dates. If the Company is unable to do so, then, unless it can refinance the Credit Facility on acceptable terms, the business and financial condition would be materially and adversely effected. The Company cannot assure stockholders that it will be able to obtain any such refinancing on terms that are acceptable to the Company or at all.

Access Worldwide's stock price has declined substantially in the previous year and may become more volatile.

   The market price of Access Worldwide's common stock has fluctuated significantly in the past and is likely to fluctuate significantly in the future as well. The price has fallen from $2.50 per share on January 3, 2000 to $0.625 per share on March 30, 2001.

   Factors that may have a significant impact on the market price of the stock include:

    .  Future announcements concerning Access Worldwide or its competitors;

    .  Results of technological innovations or service extensions;

    .  Government regulations; and

    . Changes in general market conditions, particularly in the market for SmallCap stocks.

   Shortfalls in Access Worldwide's revenues or earnings in any given period relative to any expectations in the securities markets could immediately, significantly and adversely affect the trading price of the Company's common stock.

   The Company has experienced and may experience future quarter to quarter fluctuations in its results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, the size and timing of client orders, changes in client budgets, material variations in the cost of telephone services, the demand for the Company's services, the timing of the introduction of new services and service enhancements by the Company, the market acceptance of new services, competitive conditions in the industry and general economic conditions. These factors, either individually or in the aggregate, could result in decreasing revenues and earnings, which could, in turn, materially and adversely affect the price of the Company's common stock.

Access Worldwide may not continue to meet Nasdaq SmallCap listing requirements and may be removed from the Nasdaq SmallCap Market.

   All companies, including Access Worldwide, whose shares are listed on the Nasdaq SmallCap Market must maintain certain minimum listing requirements (the "Requirements"). At times and currently, Access Worldwide has not met one or more of these Requirements. As a result, the Company could be required to cease trading of its stock on the Nasdaq SmallCap Market. If the Company's shares cease to trade on the Nasdaq SmallCap Market, the market price and liquidity of the stock may decline.

Employees

   As of December 31, 2000, the Company had approximately 1,300 employees. None of the Company's employees are represented by a labor union and the Company is not aware of any current activity to organize any of its employees. Management considers relations between the Company and its employees to be good.

Item 2. Properties

   Access Worldwide's principal executive offices are located in Boca Raton, Florida. The Company has segment operations in California, Florida, New York, New Jersey, and Virginia. The Company's leases have terms ranging from three to ten years.

                                                                               Approx.
Location         Principal Use                                               Square Feet
--------         -------------                                               -----------
Boca Raton, FL   Corporate Offices                                                 5,000

Pharmaceutical Marketing Services Segment:
Boca Raton, FL   Physician and Pharmacy Tel-detailing                             22,200
Lincoln Park, NJ Ethical Drug Sample and Literature Fulfillment, Sales Force
                 Productivity Systems                                            110,220
Fairfield, NJ    Ethical Drug Sample Fulfillment                                  40,000
Montville, NJ    Ethical Drug Sample Fulfillment                                 112,500
New York, NY     Medical Education Services                                        6,190

Consumer and Business Services Segment:
Arlington, VA    Customer Sales and Service Programs                              29,886
Boca Raton, FL   Customer Sales and Service Programs                               6,000
Arlington, VA    Customer Sales and Service Programs                               7,037

Strategic Market Research:
Los Altos, CA    Market Research                                                   3,284
Los Angeles, CA  Market Research                                                   1,396

PART II

Item 3. Legal Proceedings

   From time to time, the Company is party to certain claims, suits and complaints that arise in the ordinary course of business. Currently, there are no such claims, suits or complaints, which, in the opinion of management, would have a material adverse effect on the Company's financial position, results of operations and cash flow.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the quarter ended December 31, 2000.


Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

(a) Market Information

   Prior to March 20, 2000, the Common Stock traded on the Nasdaq National Market under the symbol ''CAWW.'' As of March 20, 2000, the Company began trading on the Nasdaq SmallCap Market under the symbol "AWWC", and no longer trades on the Nasdaq National Market. The following table sets forth the high and low closing sale prices for the Company's common stock as reported by Nasdaq for the periods indicated:

                       Market Prices
                  ------------------------
                     2000         1999
                  ----------- ------------
Fiscal Quarters   High   Low   High   Low
---------------   ----- ----- ------ -----
First Quarter.... $3.94 $2.13 $10.50 $7.63
Second Quarter...  2.31  1.00   8.00  6.25
Third Quarter....  1.69  1.03   5.63  1.75
Fourth Quarter...  1.63  0.50   3.06  1.25

(b) Holders

   The number of record holders of common stock as of March 30, 2001 was approximately 115 and the number of beneficial owners of common stock as of March 30, 2001 was 1,999. The Company included individual participants in security position listings in calculating the number of holders.

(c) Dividends

   The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the terms of the Company's Credit Facility prohibit the payment of cash dividends.

Item 6. Selected Financial Data

   The selected statements of operations data for the quarters ended March 31, June 30, September 30 and December 31, 2000 and 1999 have been derived from unaudited Consolidated Financial Statements of the Company. The following selected financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto of the Company, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                            Quarters Ended
                                             ---------------------------------------------
                                             March 31, June 30, September 30, December 31,
                                              2000(1)    2000       2000          2000
                                             --------  -------  ------------  -----------
                                               (In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues....................................  $23,581  $24,730       $18,399      $20,603
Cost of revenues............................   14,360   15,313        11,049       12,862
                                             --------  -------  ------------  -----------
Gross profit................................    9,221    9,417         7,350        7,741
Selling, general and administrative expenses    7,775    7,552         6,810        7,610
Amortization expense........................      785      769           703          703
                                             --------  -------  ------------  -----------
Income (loss) from operations...............      661    1,096          (163)        (572)
Interest expense, net.......................    1,375    1,706         1,236        1,620
Other income................................       --       --            --          230
(Loss) gain on sale of business (2).........       --   (7,864)          250         (138)
                                             --------  -------  ------------  -----------
Loss before income taxes....................     (714)  (8,474)       (1,149)      (2,100)
Tax (benefit) expense.......................     (130)     207           430         (855)
                                             --------  -------  ------------  -----------
Net loss....................................  $  (584) $(8,681)      $(1,579)     $(1,245)
                                             ========  =======  ============  ===========
Net loss per common share--basic............   $(0.06)  $(0.89)       $(0.16)      $(0.13)
Net loss per common share--diluted (3)......   $(0.06)  $(0.89)       $(0.16)      $(0.13)

                                                                          Quarters Ended
                                                           ---------------------------------------------
                                                           March 31, June 30, September 30, December 31,
                                                            1999(1)    1999       1999          1999
                                                           --------  -------  ------------  -----------
                                                             (In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues..................................................  $21,415  $20,694       $16,761      $22,317
Cost of revenues..........................................   12,872   12,272        11,090       13,116
                                                           --------  -------  ------------  -----------
Gross profit..............................................    8,543    8,422         5,671        9,201
Selling, general and administrative expenses..............    7,083    7,047         7,393        7,585
Amortization expense......................................      767      787           778          778
Unusual charge (4)........................................       --      510         1,016           --
                                                           --------  -------  ------------  -----------
Income (loss) from operations.............................      693       78        (3,516)         838
Interest expense..........................................      500      837         1,158        1,229
                                                           --------  -------  ------------  -----------
Income (loss) before income taxes.........................      193     (759)       (4,674)        (391)
Tax expense (benefit).....................................       86     (339)       (1,424)        (116)
                                                           --------  -------  ------------  -----------
Income (loss) before extraordinary charge.................      107     (420)       (3,250)        (275)
Extraordinary charge on extinguishment of debt (net of tax
  expense of $82).........................................     (102)      --            --           --
                                                           --------  -------  ------------  -----------
Net income (loss).........................................  $     5  $  (420)      $(3,250)     $  (275)
                                                           ========  =======  ============  ===========
Net income (loss) per common share--basic.................    $0.00   $(0.04)       $(0.34)      $(0.03)
Net income (loss) per common share--diluted (3)...........    $0.00   $(0.04)       $(0.34)      $(0.03)

--------
(1) In the fourth quarter of 2000, the Company implemented SAB No. 101, and as a result reduced its revenues and cost of sales related to the licensing of American Medical Association ("AMA") databases in the first quarters ended March 31, 2000 and 1999 in the amount of $1,883,261 and $1,328,180, respectively.
(2) On June 9, 2000, the Company sold the assets and business of its Plano, Texas telemarketing call center, realizing a total net loss of $7.8 million, which included a $250,000 gain relating to an escrowed amount that was returned to the Company in the third quarter of 2000.
(3) Since the effects of the stock options and earnout contingencies are anti-dilutive for all four quarters in 2000 and for the quarters ended June 30, September 30, and December 31 1999, these effects have not been included in the calculation of diluted EPS for 2000 and 1999.
(4) During the second and third quarters of 1999, the Company recorded an unusual charge as part of its Corporate Plan to improve future performance.

   The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2000, have been derived from the Company's Consolidated Financial Statements, which have been audited. The following information contained in this table should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                       Years Ended December 31,
                                                       ---------------------------------------------------------
                                                          1996     1997(1)  1998(2)(3)   1999(3)      2000(3)
                                                         -------   -------  ---------    --------     --------
                                                               (In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues.............................................. $16,286     $36,653   $ 71,886  $ 81,187     $ 87,313
Cost of revenues......................................   8,639      21,813     39,743    49,350       53,584
                                                       -------     -------  ---------  --------     --------
Gross profit..........................................   7,647      14,840     32,143    31,837       33,729
Selling, general and administrative expenses..........   7,754       8,909     21,432    29,108       29,747
Amortization expense..................................      --         901      1,731     3,110        2,960
Unusual charge........................................      --          --         --     1,526           --
                                                       -------     -------  ---------  --------     --------
(Loss) income from operations.........................    (107)      5,030      8,980    (1,907)       1,022
Interest expense......................................    (101)     (2,327)      (911)   (3,724)      (5,937)
Other (expense) income................................    (200)       (297)         4        --          230
Loss on sale of business..............................      --          --         --        --       (7,752)
                                                       -------     -------  ---------  --------     --------
(Loss) income before income taxes.....................    (408)      2,406      8,073    (5,631)     (12,437)
Tax (benefit) expense (4).............................     (88)      1,181      3,552    (1,793)        (348)
                                                       -------     -------  ---------  --------     --------
(Loss) income before extraordinary charge.............    (320)      1,225      4,521    (3,838)     (12,089)
Extraordinary charge on extinguishment of debt (net of
  tax expense of $82).................................      --          --         --      (102)          --
                                                       -------     -------  ---------  --------     --------
Net (loss) income..................................... $  (320)    $ 1,225   $  4,521  $ (3,940)    $(12,089)
                                                       =======     =======  =========  ========     ========
Net (loss) income per common share--basic.............  $(0.07)      $0.26      $0.52    $(0.42)      $(1.25)
Net (loss) income per common share--diluted...........  $(0.07)(5)   $0.26      $0.51    $(0.42)(5)   $(1.25)(5)

                                                                          As of December 31,
                                                       ---------------------------------------------------------
                                                          1996       1997      1998        1999         2000
                                                         -------   -------  ---------    --------     --------
                                                               (In Thousands Except for Per Share Data)
Balance Sheet Data:
Current assets........................................ $16,963     $12,384   $ 23,914  $ 25,628     $ 24,752
Total assets..........................................  29,454      52,680    104,422   109,524       92,980
Current liabilities...................................  16,757      17,336     21,944    17,160       17,051
Long-term debt, less current maturities...............  16,201      34,319     29,847    41,369       36,297
Mandatorily redeemable preferred stock................   1,800       3,888      6,500     4,000        4,000
Common stockholders' (deficit) equity.................  (5,304)     (2,863)    46,130    46,695       35,253

--------
(1) Effective November 1, 1997, the Company acquired the assets and liabilities of Phoenix Marketing Group, Inc. in a transaction accounted for as a purchase.
(2) Effective October 1, 1998, the Company acquired all of the outstanding capital stock of AM Medica Communications Group in a transaction accounted for as a purchase.
(3) In the fourth quarter of 2000, the Company implemented SAB No. 101, and as a result reduced its revenues and cost of sales related to the licensing of American Medical Association ("AMA") databases for the years ended December 31, 2000, 1999, and 1998 in the amount of $1,883,261, $1,328,180, and
    $1,347,933, respectively.
(4) In December 1996, the Company became a "C" Corporation for income tax purposes. Prior to that, the Company was an "S" Corporation.
(5) Since the effects of the stock options and earnout contingencies are anti-dilutive for the years ended December 31, 2000, 1999 and 1996, these effects have not been included in the calculation of diluted EPS for 2000, 1999 and 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with Selected Financial Data and the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

Overview

   Access Worldwide is an outsourced marketing services company that assists clients in the pharmaceutical, telecommunications, financial services and consumer products industries. The Company designs and delivers innovative, data-driven sales and marketing solutions that strive to maximize clients' sales and profits. The Company has particular expertise in reaching key pharmaceutical audiences--physicians, pharmacists and patients--and targeted consumer groups. Access Worldwide's resources include proprietary databases of targeted consumers, physicians and pharmacists; strategic planning and market research services; internet services; medical education; medical meetings management; medical publications; inbound and outbound teleservices in 15 different languages; Electronic Territory Management Systems ("ETMS") and Drug Enforcement Administration ("DEA") approved drug sample fulfillment and direct mail capabilities.

Revenues

   The Company provides a variety of services to a diverse client base. The principal sources of revenue and manner of recognition are as follows:

    . For medical education and meeting programs, the Company generally bills and collects project fees over the life of the project including a percentage of the total project cost at the execution of the work order. Revenues are recognized on the percentage of completion method.

    . For customized or non-standard database projects, the Company bills either on a fixed fee or on a per item basis, and revenues are recognized upon delivery of data to the client. Monthly or other scheduled data services are billed and revenue is recognized on a straightline basis over the life of the service.

    . For sample fulfillment services, the Company bills on a per item basis and recognizes revenue when services are rendered.

    . The Company leases ETMS equipment to clients on a per salesperson basis. Revenues are recognized either under an operating, or sales-type lease methodology.

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

Cost of Revenues

   Cost of revenues consists of expenses specifically associated with client service revenues. The cost of revenues includes salaries and benefits, commissions paid to sales personnel, purchased services for clients, warehousing facilities, shipping and packaging costs for sample fulfillment and telephone charges.

Selling, General and Administrative

   Selling, general and administrative expenses include staff functions such as accounting, information technology and human resources, as well as expenses not directly linked to client service revenues, such as depreciation, amortization and rental expenses.

Results of Operations by Segment for 2000 and 1999

   The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from the Company's statements of operations.

                                                    Pharmaceutical                       Consumer
                                             ----------------------------- -------------------------------------
                                              2000    1999      Change      2000        1999          Change
                                             ------- -------    ------     -------    -------        -------
                                                                       (in thousands)
Statements of Operations Data:
Revenues.................................... $53,806 $45,503 $8,303        $29,249 $31,427        $      (2,178)
Cost of revenues............................  33,490  24,834  8,656         18,105  22,348         (4,243)
                                             ------- ------- ------        ------- -------        -------
Gross profit................................  20,316  20,669   (353)        11,144   9,079          2,065
Selling, general and administrative expenses
  (including unusual charge)................  13,396  12,186  1,210         10,275  11,473         (1,198)
Amortization expense........................   2,724   2,685     39            150     339           (189)
                                             ------- ------- ------        ------- -------        -------
Operating profit (loss)..................... $ 4,196 $ 5,798 $     (1,602) $   719 $      (2,733) $ 3,452
                                             ======= ======= ======        ======= =======        =======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenues for the Company increased $6.1 million, or 7.5%, to $87.3 million for 2000, compared to $81.2 million for 1999. Revenues for the Pharmaceutical Segment increased $8.3 million, or 18.2%, to $53.8 million for 2000, compared to $45.5 million for 1999. The increase is due to an increase in sample fulfillment shipments for a major customer and an increase in medical education meetings. Revenues for the Consumer Segment decreased $2.2 million, or 7%, to $29.2 million for 2000, compared to $31.4 million for 1999. The decrease is primarily due to a net decrease in billable hours for both new and existing clients and a decrease in revenues as a result of the sale of the Plano, Texas communications center in the second quarter of 2000.

   Cost of revenues for the Company increased $4.3 million, or 8.7%, to $53.6 million for 2000, compared to $49.3 million in 1999. Cost of revenues as a percentage of revenues for the Company decreased slightly to 61.4% for 2000 from 60.7% for 1999. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 62.3% for 2000 compared to 54.5% for 1999. The increase is due to an increase in the percentage of international medical education meetings, which were more costly to run, and an increase in labor and occupancy costs incurred in conjunction with the opening of another warehouse to support increased sample fulfillment business. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 62% for 2000 from 71% for 1999. In 1999, the Company had higher personnel turnover, which caused higher recruiting, training and temporary employee costs as compared to the year 2000. Another contributor to the decrease was inefficiencies relating to the expansion of the Consumer Segment in early 1999, which the Company believes has subsequently been corrected.

   Selling, general and administrative expenses (including unusual charge) for the Company decreased $0.9 million, or 2.9%, to $29.7 million for 2000, compared to $30.6 million for 1999. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues decreased to 34% for 2000, compared to 37.7% for 1999. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Pharmaceutical Segment decreased to 24.9% for 2000 compared to 26.8% for 1999. The decrease is due to a reduction in bad debt expense resulting from contract disputes in the prior year, as well as improved collection procedures implemented during 2000. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Consumer Segment decreased to 35.3% for 2000, from 36.6% for 1999. The decrease is attributable to the Company changing its focus in 1999 from Business-to-Consumer to Business-to-Business, which is less costly. This was partially offset by a decrease in revenues generated at the Company's Arlington, Virginia teleservices location, while fixed costs remained constant at that facility.

   During the second and third quarters of 1999, the Company recorded a one time unusual charge in the amount of $1.5 million as part of its Corporate Plan to improve future performance, which included $929,000

(which included $17,000 and $45,000 for the Pharmaceutical and Consumer Segments, respectively) in severance costs, $248,000 in costs incurred due to the Company's exploration of strategic alternatives, $200,000 in deferred acquisition costs incurred on pending acquisitions which were no longer being pursued, and $149,000 in costs associated with the negotiations relating to the Credit Facility.

   Amortization expense for the Company decreased $0.1 million, or 3.2%, to $3.0 million for 2000, compared to $3.1 million for 1999. The decrease is attributed to the sale of the Plano, Texas facility in 2000 that resulted in the write-off of $10.7 million in goodwill related to that business.

   Net interest expense for the Company increased $2.2 million, or 59.5%, to $5.9 million for 2000 compared to $3.7 million for 1999. The increase is attributed to the increased interest rate applicable to the Credit Facility and resulting from an Amendment thereto.

   The income tax benefit for the Company decreased to ($0.3) million in 2000, from $(1.8) million in 1999, primarily as a result of the non-deductible write-off of goodwill in conjunction with the sale of the Plano, Texas facility during 2000. The effective tax rate decreased from 32% in 1999 to 3% in 2000.

Results of Operations by Segment for 1999 and 1998

   The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from the Company's statements of operations.

                                                      Pharmaceutical                       Consumer
                                               ----------------------------- -------------------------------------
                                                1999    1998      Change          1999       1998       Change
                                               ------- -------    ------        -------     -------    -------
                                                                         (in thousands)
Statements of Operations Data:
Revenues...................................... $45,503 $38,399 $7,104        $31,427        $30,033 $ 1,394
Cost of revenues..............................  24,834  20,568  4,266         22,348         17,654   4,694
                                               ------- ------- ------        -------        ------- -------
Gross profit..................................  20,669  17,831  2,838          9,079         12,379  (3,300)
Selling, general and administrative (including
  unusual charge).............................  12,186   9,305  2,881         11,473          7,301   4,172
Amortization expense..........................   2,685   1,309  1,376            339            339      --
                                               ------- ------- ------        -------        ------- -------
Operating profit (loss)....................... $ 5,798 $ 7,217 $     (1,419) $      (2,733) $ 4,739 $      (7,472)
                                               ======= ======= ======        =======        ======= =======

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues for the Company increased $9.3 million, or 12.9%, to $81.2 million for 1999, compared to $71.9 million for 1998. Revenues for the Pharmaceutical Segment increased $7.1 million, or 18.5%, to $45.5 million for 1999, compared to $38.4 million for 1998. The increase in revenues for the Pharmaceutical Segment is primarily the result of twelve months of revenues included in 1999 for AM Medica, which was acquired in 1998, as compared to three months in 1998. The increase in revenues was partly offset by a decrease of $2.7 million in revenues, which was caused by a non-recurring sale of computer equipment for $1 million in 1998, which did not occur in 1999. The remaining decrease was attributed to a large client opening its own call center and performance issues on certain client contracts, which have been resolved. Revenues for the Consumer Segment increased $1.4 million, or 4.7%, to $31.4 million for 1999, compared to $30.0 million for 1998. The increase in the Consumer Segment is primarily the result of $4.2 million in new and expanded services revenue, which was offset by a decrease of $2.8 million in revenues from a major client. The decrease was attributable to an overall reduction in production hours provided for the major client.

   Cost of revenues for the Company increased $9.6 million, or 24.2%, to $49.3 million for 1999, compared to $39.7 million in 1998. Cost of revenues as a percentage of revenues for the Company increased to 60.7% for 1999 from 55.2% for 1998. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 54.5% for 1999 compared to 53.6% for 1998. The increase is primarily attributed to tighter labor markets, which resulted in higher labor costs. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 71% for 1999 from 59% for 1998. The increase was primarily attributed to the expansion of the Consumer Segment, which occurred in the latter part of 1998 and into early 1999, in Arlington, VA, Plano, TX and Boca Raton, FL. During the expansion, the Company faced tight labor markets, which resulted in higher personnel turnover, higher recruiting, training and overtime costs.

   Selling, general and administrative expenses (including unusual charge) for the Company increased $9.2 million, or 43%, to $30.6 million for 1999, compared to $21.4 million for 1998. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues increased to 37.7% for 1999, compared to 29.8% for 1998. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Pharmaceutical Segment increased to 26.8% for 1999 compared to 24.2% for 1998. Excluding AM Medica, which was acquired in 1998, selling, general and administrative expenses (including unusual charge) as a percentage of revenues increased to 38.5% for 1999 compared to 30.7% for 1998. The increase was primarily attributable to an increase in reserves for bad debts resulting from contract disputes and an increase in headcount to support customer service, sales and information technology. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Consumer Segment increased to 36.6% for 1999, from 24.3% for 1998. The increase was attributed to the expansion of the Rosslyn, VA, Plano, TX, and Boca Raton, FL facilities, which occurred in the latter part of 1998 and in early 1999 in anticipation of business growth of the Consumer Segment. As a result, additional costs were incurred for additional personnel, higher depreciation and leasing costs. In addition, reserves for bad debts increased due to potential contract disputes relating to the closing/realignment of the Boca Raton operations and Consumer Segment expansion.

   During the second and third quarters of 1999, the Company recorded an unusual charge in the amount of $1.5 million as part of its Corporate Plan to improve future performance. The Company recorded $929,000 (which included $17,000 and $45,000 for the Pharmaceutical and Consumer Segments, respectively) in severance costs, $248,000 in costs incurred due to the Company's exploration of strategic alternatives, $200,000 in deferred acquisition costs incurred on pending acquisitions which were no longer being pursued, and $149,000 in costs associated with the negotiations of the Credit Facility.

   Amortization expense for the Company increased $1.4 million, or 82.4%, to $3.1 million for 1999, compared to $1.7 million for 1998. The increase was primarily attributable to amortization of goodwill related to the acquisition of AM Medica and the amortization of goodwill on payments of contingent consideration earned in 1998.

   Net interest expense for the Company increased $2.8 million, or 311%, to $3.7 million for 1999 compared to $0.9 million for 1998. The increase was primarily attributed to draws made on the Credit Facility to acquire AM Medica in October 1998 and to make required payments of contingent consideration earned in 1998. In addition, interest expense increased due to the Company's default on three loan covenants contained in the Credit Facility agreement, which was subsequently waived. As a result, the Company's interest rate increased from 6.7% in June 1999 to 11% in the fourth quarter of 1999.

   The income tax benefit for the Company was ($1.8) million in 1999, as compared to an income tax expense of $3.6 million in 1998, primarily as a result of pretax losses in 1999. The effective tax rate decreased from 44% in 1998 to 32% in 1999.

Liquidity and Capital Resources

   At December 31, 2000, the Company had working capital of $7.7 million, a decrease of $0.7 million or 8.3%, from $8.4 million at December 31, 1999. The Company's primary sources of liquidity consist of cash and cash equivalents, accounts receivable and availability under its Credit Facility. As of December 31, 2000, the Company had cash and cash equivalents of $1.9 million, compared to $4.7 million as of December 31, 1999.

   Net cash provided by operating activities in 2000 and 1999 was $4.4 million, compared to $0.8 million, respectively. Excluding the loss on the sale of the Plano, Texas call center of $7.8 million, there was a $3.4 million net cash used in operating activities in 2000, compared to $0.8 million net cash provided by operating activities in 1999. The decrease was primarily due to an increase in accounts payable and accrued expenses of $3.4 million, offset by a reduction in accrued interest and related party expenses of $0.6 million and an increase in unbilled receivables of $1.1 million. The decrease in accrued interest and other related party expenses was primarily due to contingent payments earned in 1999, which were paid during 2000 with no similar obligation in 2000 or 2001. Net cash provided by operating activities in 1999 and 1998 was $0.8 million, compared to $6.2, respectively. The decrease in cash provided by operating activities was primarily attributable to a decrease in accrued interest and other related party expenses of $4.0 million as a result of contingent payments earned in 1998, which were paid during 1999 and a decrease in accounts receivable of $2.4 million. This was offset by an increase in unbilled receivables of $1.0 million.

   The Company's accounts receivable turnover averaged 72 days, 66 days and 70 days for the years ended December 31, 2000, 1999 and 1998, respectively.

   Net cash provided by investing activities for 2000 was $2.2 million, compared to net cash used in investing activities of $8.9 million in 1999. The increase of $11.1 million cash provided by investing activities was attributable to $4.8 million in net proceeds received from the sale of assets of the Plano, Texas call center, a reduction in additions to property and equipment of $1.9 million, and a $4.4 million reduction in additional purchase price payments due to former owners of acquired businesses that were paid during the first half of 1999. Net cash used in investing activities in 1999 was $8.9 million, compared to $42.6 million in 1998. The decrease was primarily attributed to the acquisition of AM Medica in 1998 for approximately $33.2 million.

   Net cash used in financing activities was $9.3 million in 2000, compared to net cash provided by financing activities of $10.9 million in 1999. The increase in cash used by financing activities in 2000 was primarily attributable to net payments on the Credit Facility and related party debt of $8.8 million in 2000. Net cash provided by financing activities was $10.9 million for 1999, compared to $36.2 million in 1998. Net cash provided by financing activities consisted of draws totaling $19.4 million as a result of draws made on the Credit Facility to finance payments of contingent consideration earned in 1998 and to fund operations. This was offset primarily by repayments made on related party notes of $0.9 million and the redemption of 25,000 shares of the Company's mandatorily redeemable preferred stock, Series 1998, at an aggregate price of $2.5 million. In addition, during 1998, the proceeds received from the initial public offering were used to retire long-term related party debt.

Credit Facility

   On January 5, 2001, the Company notified the Bank Group under an "Acknowledged Events of Default" that based on its unaudited financials it had defaulted on five of its financial covenants under the Credit Facility as amended. In addition, the Company submitted its proposed loan amendment recommendation to the Bank Group for consideration.

   Beginning on February 7, 2001, the Company entered into several Forbearance Agreements with the Bank Group. Under the Forbearance Agreements, the Bank Group agreed to forbear exercising their rights, to the extent and only to the extent such rights arise exclusively as a result of the "Acknowledged Events of Default," to stop making extensions of credit and to accelerate the full outstanding balance on the Credit Facility. The latest Forbearance Agreement expired on April 2, 2001.

   On April 3, 2001, the Company entered into the Fourth Amendment Agreement and Waiver (the "Fourth Amendment") to the Credit Facility and its amendments with the Bank Group. The Fourth Amendment (a) provides that the Bank Group waive the "Acknowledged Events of Default" and amends certain provisions, including requiring the Company to meet new financial covenants, (b) allows the revolving committed amount of up to (i) $18.5 million through September 30, 2001; (ii) $18.2 million from October 1, 2001 through October 31, 2001; (iii) $17.9 million from November 1, 2001 through November 30, 2001; (iv) $17.5 million from December 1, 2001 through December 30, 2001; and (v) $17 million from and after December 31, 2001, (c) requires monthly installments of the principal on the term loan of $350,000 commencing on January 1, 2002 through December 31, 2002, with the remaining outstanding balance due on the Credit Facility on January 2, 2003;
(d) requires payment of $3 million in principal due on March 31, 2002 to be applied to (i) first the term loan and then the revolving credit facility, (e) provides for the issuance of warrants in the amount of 12% of the common equity, if the Company does not pay-down at least 60% of the principal under the Credit Facility by March 31, 2002, and (f) requires the Company to hire an investment banking firm by May 15, 2001 to consider strategic alternatives.

   The Company believes that its cash and cash equivalents, as well as the cash provided by operations and its availability on its Credit Facility, will be sufficient to fund its current operations, planned capital expenditures and anticipated growth of the existing business over the next 12 months. Any significant acquisition that the Company may undertake would require additional financing. There can be no assurance that the Company will be able to obtain such financing on terms acceptable, or at all.

   In addition, management believes it will be able to make the scheduled principal payments commencing in 2002 with cash flow from operations and the Credit Facility with the exception of the $3 million principal payment due on March 31, 2002. Management believes that only a portion of this principal payment will be funded from cash flow from operations. Although management has not identified a specific source of funding for the remaining amount, management believes that its 2000 performance and its renegotiated Credit Facility, places the Company in a good position to obtain funding.

   For the year ended December 31, 2000, the Company had same store growth in revenues and EBITDA of 14.4% and 89%, respectively. In addition, the Company reduced its debt by $8.8 million, while making all scheduled payments on time, signed a variety of new strategic alliances, handled record levels of sample fulfillment shipments, continued to reduce selling general and administrative expenses and reinvested in the Company's infrastructure for continued growth.

   Under the Fourth Amendment, the Company will hire an investment banking firm by May 15, 2001 to assist in exploring strategic alternatives including funding for the $3 million payment due on March 31, 2002.

   Based on these factors, management believes that it should be able to obtain funding to make the $3 million payment due on March, 30, 3000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk from changes in interest rates. The Company is subject to interest rate risk on its Credit Facility for changes in the fair value of its debt caused by changes in interest rates. The Company's Credit Facility is currently at an interest rate of prime plus 3%. A 1% change in prime interest rates would result in a pretax impact on earnings of approximately $0.3 million.

Item 8. Financial Statements and Supplementary Data

   Access Worldwide's Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 2, 2001, except for Notes 2 and 9, which are as of April 3, 2001, are filed as part of this report.

                         Index to Financial Statements

                                                                  Page
                                                                  ----
Report of Independent Certified Public Accountants...............   27
Consolidated Balance Sheets......................................   28
Consolidated Statements of Operations............................   29
Consolidated Statements of Changes in Common Stockholders' Equity   30
Consolidated Statements of Cash Flows............................   31
Notes to Consolidated Financial Statements.......................   32

              Report of Independent Certified Public Accountants

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
ACCESS WORLDWIDE COMMUNICATIONS, INC.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 49 present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 49 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As described in Notes 2 and 9, the Company has renegotiated its revolving credit and term loan facility with the Bank Group subsequent to year-end. As a result of the terms of the amended revolving credit and term loan facility, the Company is required to commence making monthly principal payments on the term loan in 2002. In addition, the Company is required to make a $3 million principal payment on March 31, 2002 on the term loan for which the Company's management believes that a portion of such payment will require cash from sources other than operations. The Company is required, under the amended revolving credit and term loan facility, to hire an investment banker to assist in evaluating strategic alternatives and other financing sources. In addition, the amended credit and term loan facility contains certain debt covenants, as described in Note 9, that become increasingly more restrictive in 2001 and 2002. While management believes that the Company will be able to maintain compliance with such covenants during 2001, failure to achieve its revenue and income projections in its diverse business operations or the loss of a key customer (Note 7) could result in the Company not being able to maintain compliance with such covenants. Such non-compliance would result in an event of default, which if not waived by the lenders, would result in the acceleration of the amounts due under the revolving credit and term loan facility.

PricewaterhouseCoopers LLP

Ft. Lauderdale, FL
March 2, 2001, except as to Notes 2 and 9, which are as of April 3, 2001

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                              As of December 31,

                                                                                                          2000          1999
                                                                                                      ------------  ------------
ASSETS
  Current assets:
  Cash and cash equivalents.......................................................................... $  1,926,140  $  4,706,380
  Accounts receivable, net of allowance for doubtful accounts of
   $128,588, and $113,082, respectively..............................................................   16,080,028    15,940,988
  Unbilled receivables...............................................................................    4,065,750     2,954,899
  Other assets, net..................................................................................    2,680,179     2,026,216
                                                                                                      ------------  ------------
   Total current assets..............................................................................   24,752,097    25,628,483
  Property and equipment, net........................................................................   10,517,295    11,435,983
  Other assets, net..................................................................................      637,572       941,291
  Intangible assets, net.............................................................................   57,073,434    71,518,273
                                                                                                      ------------  ------------
   Total assets...................................................................................... $ 92,980,398  $109,524,030
                                                                                                      ============  ============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON
 STOCKHOLDERS' EQUITY
  Current liabilities:
  Current portion of indebtedness.................................................................... $     34,347  $  3,028,873
  Current portion of indebtedness--related parties...................................................    1,369,520     1,990,000
  Accounts payable and accrued expenses..............................................................    9,867,226     6,461,633
  Accrued interest and other related party expenses..................................................       46,084     1,296,672
  Accrued salaries, wages and related benefits.......................................................    2,823,997     2,046,665
  Deferred revenue...................................................................................    2,910,072     2,335,705
                                                                                                      ------------  ------------
   Total current liabilities.........................................................................   17,051,246    17,159,548
  Long-term portion of indebtedness..................................................................   33,029,154    37,566,384
  Long-term portion of indebtedness--related parties.................................................    3,267,371     3,802,334
  Other long-term liabilities........................................................................      379,671       301,237
  Mandatorily redeemable preferred stock, $.01 par value: 2,000,000 shares authorized, 40,000 shares
   issued and outstanding............................................................................    4,000,000     4,000,000
                                                                                                      ------------  ------------
   Total liabilities and mandatorily redeemable preferred stock......................................   57,727,442    62,829,503
                                                                                                      ------------  ------------
  Commitments and contingencies
  Common stockholders' equity:
  Common stock, $.01 par value: voting: 20,000,000 shares
   authorized; 9,740,001 and 9,528,478 shares issued and outstanding at December 31, 2000
   and 1999, respectively............................................................................       97,400        95,285
  Additional paid-in capital.........................................................................   63,577,509    62,932,033
  Accumulated deficit................................................................................  (28,421,953)  (16,332,791)
                                                                                                      ------------  ------------
   Total common stockholders' equity.................................................................   35,252,956    46,694,527
                                                                                                      ------------  ------------
   Total liabilities, mandatorily redeemable preferred stock and common stockholders' equity......... $ 92,980,398  $109,524,030
                                                                                                      ============  ============

  The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Years Ended December 31,

                                                                       2000          1999         1998
                                                                   ------------  -----------  -----------
Revenues.......................................................... $ 87,312,992  $81,186,934  $71,886,352
Cost of revenues (exclusive of depreciation)......................   53,583,938   49,349,561   39,743,380
                                                                   ------------  -----------  -----------
 Gross profit.....................................................   33,729,054   31,837,373   32,142,972
Selling, general and administrative expenses (selling, general and administrative expenses to related parties are $745,000,
  $749,369, and $1,020,702, respectively).........................   29,746,694   29,108,297   21,431,374
Amortization expenses.............................................    2,960,366    3,110,531    1,731,372
Unusual charge....................................................           --    1,526,351           --
                                                                   ------------  -----------  -----------
 Income (loss) from operations....................................    1,021,994   (1,907,806)   8,980,226
Interest income...................................................      267,052      181,426      197,522
Interest expense-related party....................................     (626,701)    (394,892)    (569,538)
Interest expense..................................................   (5,577,185)  (3,510,200)    (535,295)
Other income......................................................      229,972           --           --
Loss on sale of business, net.....................................   (7,752,354)          --           --
                                                                   ------------  -----------  -----------
(Loss) income before income tax (benefit) expense and
  extraordinary charge............................................  (12,437,222)  (5,631,472)   8,072,915
Income tax (benefit) expense......................................     (348,060)  (1,793,130)   3,552,083
                                                                   ------------  -----------  -----------
(Loss) income before extraordinary charge.........................  (12,089,162)  (3,838,342)   4,520,832
Extraordinary charge on extinguishment of debt (net of income tax
  expense of $82,195).............................................           --     (101,686)          --
                                                                   ------------  -----------  -----------
Net (loss) income................................................. $(12,089,162) $(3,940,028) $ 4,520,832
                                                                   ============  ===========  ===========
(Loss) earnings per share of common stock
 Basic:
   (Loss) income before extraordinary charge......................       $(1.25)      $(0.41)       $0.52
   Extraordinary charge...........................................           --        (0.01)          --
   Net (loss) income..............................................        (1.25)       (0.42)        0.52
 Diluted (loss) earnings per share of common stock................       $(1.25)      $(0.42)       $0.51

  The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' EQUITY

             For the Years Ended December 31, 1998, 1999 and 2000

                                                        Common Stock     Additional
                                                      -----------------   Paid-in          Accumulated           Treasury
                                                       Shares   Amount    Capital            Deficit              Stock
                                                      --------- ------- -----------        ------------         ---------
Balance, December 31, 1997........................... 4,764,000 $47,640 $14,013,092  $           (16,913,595) $        (143)
Common stock issued at Offering...................... 4,000,000  40,000  41,335,532            --                    --
Convertible promissory note converted to common stock   208,334   2,083   2,497,917            --                    --
Contingent payments made in the form of common stock.    70,851     709     694,347            --                    --
Purchase of common stock.............................        --      --          --            --              (602,812)
Issuance of treasury stock...........................        --      --     (50,040)           --               550,425
Amortization of deferred compensation................        --      --          --            --                    --
Net income for the year ended December 31,1998.......        --      --          --     4,520,832                    --
                                                      --------- ------- -----------  ------------             ---------
Balance, December 31, 1998........................... 9,043,185  90,432  58,490,848   (12,392,763)              (52,530)
Contingent payments made in the form of common stock.   485,293   4,853   4,441,185            --                    --
Issuance of treasury stock...........................        --      --          --            --                52,530
Amortization of deferred compensation................        --      --          --            --                    --
Net loss for the year ended December 31, 1999........        --      --          --    (3,940,028)                   --
                                                      --------- ------- -----------  ------------             ---------
Balance, December 31, 1999........................... 9,528,478  95,285  62,932,033   (16,332,791)                   --
Contingent payments made in the form of common stock.   211,523   2,115     645,476            --                    --
Net loss for the year ended December 31, 2000........        --      --          --   (12,089,162)                   --
                                                      --------- ------- -----------  ------------             ---------
Balance, December 31, 2000........................... 9,740,001 $97,400 $63,577,509  $           (28,421,953) $      --
                                                      ========= ======= ===========  ============             =========

                                                         Deferred
                                                       Compensation           Total
                                                         -------          ------------
Balance, December 31, 1997........................... $      (9,890) $           (2,862,896)
Common stock issued at Offering......................      --          41,375,532
Convertible promissory note converted to common stock      --           2,500,000
Contingent payments made in the form of common stock.      --             695,056
Purchase of common stock.............................      --            (602,812)
Issuance of treasury stock...........................      --             500,385
Amortization of deferred compensation................   4,298               4,298
Net income for the year ended December 31,1998.......      --           4,520,832
                                                      -------        ------------
Balance, December 31, 1998...........................  (5,592)         46,130,395
Contingent payments made in the form of common stock.      --           4,446,038
Issuance of treasury stock...........................      --              52,530
Amortization of deferred compensation................   5,592               5,592
Net loss for the year ended December 31, 1999........      --          (3,940,028)
                                                      -------        ------------
Balance, December 31, 1999...........................      --          46,694,527
Contingent payments made in the form of common stock.                     647,591
Net loss for the year ended December 31, 2000........      --         (12,089,162)
                                                      -------        ------------
Balance, December 31, 2000........................... $    --        $ 35,252,956
                                                      =======        ============

  The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Years Ended December 31,

                                                                               2000          1999         1998
                                                                           ------------  -----------  ------------
Cash flows from operating activities:
  Net (loss) income....................................................... $(12,089,162) $(3,940,028) $  4,520,832
  Adjustments to reconcile net (loss) income
   to net cash provided by operating activities:
   Net loss on sale of business...........................................    7,752,354           --            --
   Depreciation and amortization..........................................    5,582,862    5,521,405     2,979,446
   Extraordinary charge, net of applicable income taxes...................           --      101,686            --
   Income tax effect of extraordinary charge..............................           --       82,195            --
   Deferred tax provision.................................................           --     (113,469)     (740,979)
   Allowance for doubtful accounts........................................       15,506      (71,719)      (95,134)
   Interest expense on mandatorily redeemable
    preferred stock.......................................................           --           --        46,142
   Changes in operating assets and liabilities,
    excluding effects from acquisitions and dispositions:
    Accounts receivable...................................................     (154,546)   2,415,902   (10,008,716)
    Unbilled receivables..................................................   (1,110,851)    (953,288)   (2,001,611)
    Other assets, net.....................................................      152,187      230,718    (2,085,769)
    Accounts payable and accrued expenses.................................    3,484,027     (131,361)    9,674,805
    Accrued interest and related party expenses...........................     (602,997)  (2,721,053)    1,781,902
    Accrued salaries, wages and related benefits..........................      777,332       70,112       697,993
    Deferred revenue......................................................      574,367      337,219     1,467,635
                                                                           ------------  -----------  ------------
      Net cash provided by operating activities...........................    4,381,079      828,319     6,236,546
                                                                           ------------  -----------  ------------
Cash flows from investing activities:
  Additions to property and equipment.....................................   (3,417,800)  (5,281,719)   (5,672,131)
  Net proceeds from sale of business......................................    4,777,642           --            --
  Business acquisitions, net of cash acquired.............................      804,300   (3,602,959)  (36,904,338)
                                                                           ------------  -----------  ------------
      Net cash provided by (used in) investing activities.................    2,164,142   (8,884,678)  (42,576,469)
                                                                           ------------  -----------  ------------
Cash flows from financing activities:
  Deferred stock issuance and loan origination fees.......................     (502,431)    (704,390)   (2,128,191)
  Payments on capital lease...............................................      (41,009)     (27,156)      (74,109)
  Proceeds from notes payable.............................................           --           --    11,000,000
  Proceeds from sale of common and preferred stock........................           --           --    44,440,746
  Net (payments) borrowings under line of credit facility.................   (7,626,578)  14,949,812    19,986,952
  Repurchase of mandatorily redeemable preferred stock....................           --   (2,500,000)           --
  Payments on related party debt..........................................   (1,155,443)    (867,746)  (36,385,155)
  Purchase of common shares...............................................           --           --      (602,812)
                                                                           ------------  -----------  ------------
   Net cash (used in) provided by financing activities....................   (9,325,461)  10,850,520    36,237,431
                                                                           ------------  -----------  ------------
   Net (decrease) increase in cash and cash equivalents...................   (2,780,240)   2,794,161      (102,492)
Cash and cash equivalents, beginning of year..............................    4,706,380    1,912,219     2,014,711
                                                                           ------------  -----------  ------------
Cash and cash equivalents, end of year.................................... $  1,926,140  $ 4,706,380  $  1,912,219
                                                                           ============  ===========  ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest............................................................... $  5,695,180  $ 3,706,200  $  1,903,931
                                                                           ============  ===========  ============
   Income taxes........................................................... $         --  $   250,400  $  2,438,299
                                                                           ============  ===========  ============
Non-Cash Financing Activities:
  Contingent payments made in the form of common stock and treasury stock. $    647,591  $ 4,498,568  $    695,056
                                                                           ============  ===========  ============

  The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Business Description

   Access Worldwide Communications, Inc. (''Access Worldwide'' or the ''Company'') is an outsourced marketing services company that assists clients in the pharmaceutical, telecommunications, financial services and consumer products industries. The Company designs and delivers innovative, data-driven sales and marketing solutions that strive to maximize clients' sales and profits. The Company has particular expertise in reaching key pharmaceutical audiences--physicians, pharmacists and patients--and targeted consumer groups. Access Worldwide's resources include proprietary databases of targeted consumers, physicians and pharmacists; strategic planning and market research services; internet services; medical education; medical meetings management; medical publications; inbound and outbound teleservices in 15 different languages; Electronic Territory Management Systems (''ETMS''); and Drug Enforcement Administration (''DEA'') approved drug sample fulfillment and direct mail capabilities.

Basis of Presentation

   The consolidated financial statements present the financial position and results of operations of Access Worldwide and its subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

   All highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents.

Loan Origination Fees

   Loan origination fees represent costs incurred in connection with the Company's receipt of its revolving credit and term loan facility ("Credit Facility" as defined in Note 9). These fees, which are included in other assets in the accompanying consolidated balance sheets, are amortized as interest expense over the life of the Credit Facility.

Computer Software

   The Company has developed certain computer software and technically derived procedures intended to maximize the quality and efficiency of its services. Costs of purchased internal-use computer and telephone software are capitalized and costs of internally developed internal-use computer software are capitalized based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line method over a period of three years.

Property and Equipment

   Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the term of the facilities' leases. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations in the period. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for major renewals that extend the useful lives are capitalized.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

1. BUSINESS DESCRIPTION AND SIGNICANT ACCOUNTING POLICIES -- (Continued)

Intangible Assets

   Assets and liabilities acquired in connection with business combinations are accounted for under the purchase method of accounting and are recorded at their respective fair values. The excess of the purchase price over the fair value of net assets acquired consists of noncompete agreements, customer lists, assembled workforce and goodwill (the ''intangible assets''). The intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to thirty-five years.

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

Deferred Revenue

   Deferred revenue represents customer deposits for services that have been contracted for, but have not been fully performed.

Treasury Stock

   The purchase of treasury stock was accounted for using the cost basis method of accounting.

   On September 10, 1998, the Board of Directors approved a 300,000 common stock buyback program. At December 31, 2000, the Company had 165,000 shares of common stock left to be repurchased under this program.

Revenue Recognition

   Revenues received from database analysis, strategic planning, telesales/services, direct mail, sales force support systems, sales territory management and product sample and literature fulfillment are recognized when services are rendered. Revenues received from market research, contract services and medical education and medical meetings management services are recognized using the percentage of completion method.

Income Taxes

   Deferred tax assets and liabilities are recognized at applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis.

Earnings Per Share

   Basic earnings per share is based on the weighted-average number of common shares outstanding and diluted earnings per share is based on the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding.

Stock-Based Compensation

   Options granted under the Company's stock-based compensation plan are accounted for using the intrinsic value method. The Company does not recognize compensation expense in connection with granting stock options to employees as the strike price of the option at the time of grant equals the fair market value of the Company's stock at such time.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

1. BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

Accounting Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such estimates consist primarily of allowance for doubtful accounts, valuation allowances on net deferred tax assets, the useful lives of property plant and equipment and accrued expenses. Actual results could differ from those estimates.

Concentrations of Credit Risk

   Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash, accounts receivable and unbilled receivables. The Company maintains cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes the risk related to these deposits is minimal. The Company does not require collateral or other security to support credit sales. In addition, the Company maintains reserves for potential credit losses.

Reclassifications

   Certain reclassifications have been made to the December 31, 1999 and 1998 financial statements to conform to the December 31, 2000 presentation.

New Accounting Pronouncements

   In 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25." The requirements of FIN No. 44 is already consistent with the Company's existing accounting policies.

   In December 31, 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. In June 2000, the SEC issued SAB 101B, which delayed the Company's implementation date of SAB 101 until the fourth quarter of 2000. The Company has completed its review and believes that its current revenue recognition policies are in conformity, in all material respects, with this SAB. As a result of the implementation, the Company reduced its revenues and cost of sales in the years ended 2000, 1999, and 1998 by $1,883,261, $1,328,180, and $1,347,933, respectively, relating to the licensing of American Medical Association ("AMA") databases.

2. LOAN PAYMENT AND LIQUIDITY

   As described in Note 9, on April 3, 2001, the Company renegotiated its revolving credit and term loan facility (collectively the "Credit Facility") with the Bank Group. As a result of the renegotiations, the Company is required to commence making principal payments in 2002, as well as a $3 million payment on the Credit Facility by March 31, 2002.

   Management believes that only a portion of the payment may be funded by cash flow from operations. Although management has not identified a specific source of funding for the remaining amount, management believes that its 2000 performance and its renegotiated Credit Facility places the Company in a good position to obtain funding.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

2. LOAN PAYMENT AND LIQUIDITY -- (Continued)

   For the year ended December 31, 2000, the Company had same store growth in revenues and EBITDA of 14.4% and 89%, respectively. In addition, the Company reduced its debt by $8.8 million, while making all scheduled payment on time, signed a variety of new strategic alliances, handled record levels of sample fulfillment shipments, continued to reduce selling general and administrative expenses and reinvest in the Company's infrastructure for continued growth.

   Under the Fourth Amendment, the Company will hire an investment banking firm by May 15, 2001 to assist in exploring strategic alternatives including obtaining funding for the $3 million payment due on March 31, 2002.

   Based on these factors, management believes that it should be able to obtain funding to make the $3 million payment due on March 30, 2002.

3. PURCHASE BUSINESS COMBINATIONS

   Effective October 1, 1998, Access Worldwide acquired all the outstanding capital stock of AM Medica Communications, Ltd. (''AM Medica''), a New York company. The purchase price was $22,512,700 in cash, 122,045 shares of the Company's common stock, and a three-year 6.5% subordinated promissory note in the principal amount of $5,500,000. The purchase price also includes certain future contingent payments of cash and the issuance of additional shares of the Company's common stock dependent on the achievement of certain financial criteria by AM Medica (the "earnout"). The ultimate amount of cash to be paid and the ultimate number of shares of common stock to be issued cannot be determined until the earnout period terminates and achievement of criteria is established.

   The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to assets and liabilities acquired based on their estimated fair values. The financial statements of the Company reflect the results of the acquisition from the date of acquisition.

   Information with respect to the purchase of AM Medica is as follows:

Cash paid (net of cash acquired)......................... $ 22,512,700
Stock issued.............................................      500,000
Notes issued.............................................    5,500,000
Liabilities assumed......................................    9,794,042
                                                          ------------
                                                            38,306,742
Fair value of tangible assets acquired...................  (10,140,715)
                                                          ------------
Cost in excess of fair value of tangible assets acquired. $ 28,166,027
                                                          ============

   The unaudited results of operations on a pro forma basis as if the acquisition of AM Medica was made as of the beginning of the year for the year ended December 31, 1998 is as follows:

Revenues.......................... $90,890,911
Income from operations............  11,708,370
Net income........................   5,304,201
Earnings per share of common stock
 Basic............................       $0.61
 Diluted..........................       $0.59

   During the year ended December 31, 2000, the Company received a tax refund in the amount of $780,763, which related to certain events prior to the acquisition of AM Medica. Therefore, such amount reduced the goodwill resulting from the purchase of AM Medica.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

3. PURCHASE BUSINESS COMBINATIONS -- (Continued)

   Certain of the Company's purchase agreements require additional contingent payments if certain financial goals are achieved. Of the aggregate amounts payable under these agreements, 211,523 and 500,748 (including 15,455 shares of treasury stock) shares of the Company's common stock, valued at $647,591, and $4,498,568 were issued and $576,282 and $3,295,423 in cash was paid during 2000 and 1999, respectively. As of December 31, 1999, the Company has accrued $973,507 as additional contingent payments in accordance with certain purchase agreements. Such amounts were paid in 2000. There were no contingent payments earned or accrued during the year ended December 31, 2000.

   Intangible assets consist of the following:

                                                 December 31,
                               Useful Life -------------------------
                                In Years       2000         1999
                               ----------- -----------  -----------
Goodwill......................          35 $60,266,708  $72,938,386
Customer lists................           5   2,009,494    2,009,494
Assembled workforce...........           3   1,471,844    1,471,844
Noncompete agreements.........           7     874,034      874,034
                                           -----------  -----------
                                            64,622,080   77,293,758
Less: Accumulated amortization              (7,548,646)  (5,775,485)
                                           -----------  -----------
Intangible assets, net........             $57,073,434  $71,518,273
                                           ===========  ===========

4. INITIAL PUBLIC OFFERING

   On February 13, 1998, the Company's initial public offering (the ''Offering'') of 4,000,000 shares of common stock became effective. The proceeds received from the initial public offering were used to retire the following long-term debt and associated accrued interest, which was outstanding as of December 31, 1997:

8% subordinated promissory notes due to the Investors on December 1, 2006
  (See Note 13)............................................................ $13,021,000
8% subordinated promissory notes due to the Investors on January 15, 2007 .   6,500,000
6% convertible subordinated promissory notes due to the Former Principal
  Stockholders on December 1, 2000.........................................   3,000,000
6% subordinated promissory note due to the former stockholders of Phoenix
  Marketing Group..........................................................   2,500,000
8% subordinated promissory note due to the Investors on October 15, 2007...  13,546,000
Uncommitted line of credit facility........................................   1,490,000
Unpaid interest due........................................................   2,032,000

   Also, in conjunction with the Offering, the following occurred: (i) the 6% convertible subordinated promissory note due to the former stockholders of the Company's Phoenix Marketing Group subsidiary for $2,500,000 was converted into 208,334 shares of common stock; and (ii) the 500,000 shares of non-voting common stock were converted into 500,000 shares of voting common stock on a share-for-share basis.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

5. LOSS ON SALE OF BUSINESS

   On June 9, 2000, the Company sold the assets and business of its Plano, Texas communications center (see Note 9) for $5 million in cash. At the time of the closing, $250,000 of the selling price was put in escrow and was released to the Company in the third quarter of 2000. The Company realized a net loss of $7.8 million, net of expenses incurred (including the write-off of intangible assets of approximately $10.7 million). The Plano, Texas communications center's revenues and operating loss for the years ended December 31, 2000, 1999, and 1998 were:

                          For the Years Ended December 31,
                         -----------------------------------
                            2000        1999        1998
                         ----------  ----------  -----------
Revenues................ $4,465,000  $8,819,000  $10,264,000
Operating (loss) income.   (216,000)   (540,000)   2,009,000

6. PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                       December 31,
                                    Useful Life  -------------------------
                                     In Years        2000         1999
                                   ------------- -----------  -----------
Furniture and fixtures............       7       $ 2,436,805  $ 2,304,494
Telephone and office equipment....       7         2,455,936    3,378,295
Computer equipment................      3-5        7,277,427    7,401,619
Leasehold improvements............ Life of lease   3,327,045    2,741,816
Fixed assets not placed in service                   841,702           --
                                                 -----------  -----------
                                                  16,338,915   15,826,224
Less: Accumulated depreciation....                (5,821,620)  (4,390,241)
                                                 -----------  -----------
Property and equipment, net.......               $10,517,295  $11,435,983
                                                 ===========  ===========

   Depreciation expense (including property and equipment held under capital leases) was $2,622,496, $2,410,874 and $1,248,074 for the years ended December 31, 2000, 1999 and 1998, respectively.

7. REVENUES FROM SIGNIFICANT CUSTOMERS

   For the year ended December 31, 2000, a substantial portion of the Company's revenues were derived from three customers, which are included in the Pharmaceutical and Consumer Segments (see Note 19). For the year ended December 31, 2000, revenues from these customers amounted to approximately 49%, and accounts receivable amounted to approximately 50%. For the years ended December 31, 1999 and 1998, a substantial portion of the Company's revenue was derived from one customer, which was included in the Consumer Segment. For the years ended December 31, 1999 and 1998, revenues from this customer amounted to approximately 29% and 36% of revenues, respectively, and at December 31, 1999 and 1998, amounts due from this customer and included in accounts receivable amounted to approximately 16% and 21% of accounts receivable, respectively.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

8. INCOME TAXES

   The (benefit) provision for income taxes consists of the following:

                                          For the Years Ended December 31,
                                ----------------------------------------------------
                                       2000                 1999             1998
                                    ---------           -----------       ----------
Current tax (benefit) expense:
 Federal....................... $        (348,060) $          (1,842,045) $2,374,376
 State.........................        --              (64,554)              436,728
                                ---------          -----------            ----------
                                 (348,080)          (1,906,599)            2,811,104
                                ---------          -----------            ----------
Deferred tax (benefit) expense:
 Federal.......................        --              120,965               631,139
 State.........................        --               (7,496)              109,840
                                ---------          -----------            ----------
                                       --              113,469               740,979
                                ---------          -----------            ----------
                                $        (348,060) $          (1,793,130) $3,552,083
                                =========          ===========            ==========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Net deferred tax liabilities are comprised of the following:

                                                                   December 31,
                                                     -----------------------------------------
                                                             2000                 1999
                                                         -----------          -----------
Deferred tax assets:
 Accrued severance pay.............................. $    47,511          $   277,716
 Accrued vacations..................................      79,987              116,318
 AMT credit.........................................     178,664                   --
 Allowance for doubtful accounts....................       3,010               70,883
 Federal and state net operating losses carryforward   1,599,686               87,858
 Other..............................................      72,464               50,069
                                                     -----------          -----------
 Gross deferred tax assets..........................   1,981,322              602,844
 Less: Valuation allowance..........................    (813,951)                  --
                                                     -----------          -----------
 Net deferred tax assets............................   1,167,371              602,844
                                                     -----------          -----------
Deferred tax liabilities:
 Amortization of intangible assets..................  (1,417,623)            (793,944)
 Depreciation.......................................    (450,430)            (290,104)
 Other..............................................     (74,631)            (265,354)
                                                     -----------          -----------
 Gross deferred tax liabilities.....................  (1,942,684)          (1,349,402)
                                                     -----------          -----------
Net deferred tax liabilities........................ $          (775,313) $          (746,558)
                                                     ===========          ===========

   At December 31, 2000, the Company had net operating loss (''NOL'') carryforwards of approximately $1,669,000 for federal income tax purposes, which expire at varying times through 2020. The Company also has available NOL carryforwards of approximately $18,516,000 for state income tax purposes, which expire at various times through 2020.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

8. INCOME TAXES -- (Continued)

   Deferred tax assets and liabilities are included in other current assets and accounts payable and accrued expenses, respectively. SFAS No. 109 requires a valuation allowance to reduce deferred tax assets if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, SFAS No. 109 requires an assessment of all available evidence both positive and negative. The Company recorded a valuation allowance of $813,951 at December 31, 2000, which primarily relates to state net operating losses. Such a valuation allowance was not required at December 31, 1999.

   The effective tax rate was different from the federal statutory rate as follows:

                                                     For the Years Ended
                                                        December 31,
                                                     -------------------
                                                      2000   1999  1998
                                                      ----   ----  ----

Statutory rate......................................  (34)%  (34)%   34%
Meals and entertainment and officers' life insurance   --      1      1
State income taxes, net of federal benefit..........   (6)    --      7
Valuation allowance.................................    7     --     --
Amortization and write-off of goodwill..............   30      2      1
Other items, net....................................   --     (1)     1
                                                      ---    ---    ---
                                                       (3)%  (32)%   44%
                                                      ===    ===    ===

9. INDEBTEDNESS

                                                                                                          December 31,
                                                                                                    -------------------------
                                                                                                        2000         1999
                                                                                                    -----------  -----------
The Company's borrowings consist of the following:
Revolving credit and term loan facility (collectively the "Credit Facility")....................... $32,911,323  $40,537,901
6.5% subordinated promissory note due to the former sole stockholder of AM Medica; principal due in monthly installments of $150,000 and two payments of $250,000 in 2000; interest at
 default rate of 12% per year, payable monthly and due on October 1, 2003..........................   4,203,557    5,219,000
6% convertible subordinated promissory note due to stockholders; principal due in annual installments of $60,000 and due in full on April 1, 2000; interest at 6% per year payable quarterly; convertible into shares of common stock at a price of $15 per share if the net revenues of the applicable acquired business for the years ending December 31, 1997 through
 1999 exceeded specified targets. The targets were not met.........................................          --       60,000
6% subordinated promissory note due to former stockholder of TMS; interest at default rate of
 10% payable quarterly; final payment of $433,334 due on July 11, 2007.............................     433,334      433,334
6.5% subordinated promissory note due to the former sole stockholder of Cultural Access Group;
 principal due in quarterly installments of $20,000 and due in full on October 1, 2000; interest at
 6.5% per year payable quarterly...................................................................          --       80,000
Capital leases payable in monthly installments of up to $1,525 through May 2005....................     152,178       57,356
                                                                                                    -----------  -----------
                                                                                                     37,700,392   46,387,591
Less: Current portion..............................................................................  (1,403,867)  (5,018,873)
                                                                                                    -----------  -----------
                                                                                                    $36,296,525  $41,368,718
                                                                                                    ===========  ===========

   On March 12, 1999, the Company received from a syndicate of financial institutions (the ''Bank Group''), (i) a revolving credit facility of $40,000,000, with a sublimit of $5,000,000 for the issuance of standby letters of credit and a sublimit of $5,000,000 for swingline loans, and (ii) a term loan facility of $25,000,000 (collectively, the ''Credit Facility''). All of the foregoing bears interest at formula rates ranging from either (i) the higher of

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

9. INDEBTEDNESS -- (Continued)

(a) the Federal Funds Rate plus 0.50% and (b) the prime lending rate, plus an applicable margin ranging from 0.0% to 1.0% or (ii) LIBOR, plus an applicable margin ranging from 1.25% to 2.50%. The Company was required to pay a commitment fee on the unused portions of the Credit Facility.

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

   The Credit Facility was collateralized by substantially all of the assets of the Company and had certain financial covenants which became increasingly more restrictive should the Company not be able to meet its growth projections. During the second quarter of 1999, the Company reported operating losses and as a result, the Company was not in compliance with certain financial covenants (''Event of Defaults'') of its Credit Facility, and was engaged in negotiations to restructure the Credit Facility with the Bank Group. On September 28, 1999, the Company entered into a forbearance agreement (the ''Agreement'') with the Bank Group.

   The Agreement provided that the Bank Group (a) forbear exercising their right to stop making extensions of credit and to accelerate the full outstanding balance on the Credit Facility, which rights arose from the Event of Defaults, (b) agree not to charge interest on the outstanding balance on the Credit Facility at the full default rate (prime plus 3%), and (c) continue to make available to the Company draws as provided under the Credit Facility. In addition, the Agreement limited the Company's ability to draw on its revolving credit facility to $16 million without prior consent of the Bank Group. The Agreement was amended on October 22, 1999, and expired on November 8, 1999.

   As a result of the Events of Default, on October 24, 1999, the Company failed to make its scheduled payment of $1,833,333 on its 6.5%, $5,219,000 subordinated promissory note to a former stockholder of AM Medica. The former stockholder's employment agreement contains a provision that in the event of a default on the subordinated promissory note, the Company has a period of 180 days to remedy such default to keep the employment agreement binding. The period expired on April 26, 2000. The subordinated promissory note accrues interest at 12%, the default rate. On April 14, 2000, the former stockholders of A M Medica entered into a one year consulting agreement with the Company which excluded provisions tied to the subordinated promissory note.

   Due to the Events of Default, the Company was not allowed to make any payments on its subordinated promissory notes. Therefore, on January 2, 2000, February 14, 2000 and April 1, 2000, the Company was unable to make its scheduled payments of $20,000, $433,333, and $60,000, respectively, on its subordinated promissory notes due to the former stockholders of Cultural Access Group, TMS, and TelAc, respectively. As a result, the interest rate on the subordinated promissory note due to the former stockholder of TMS increased to 10% from 6%.

   On April 14, 2000, the Company entered into an Amendment Agreement and Waiver (the "First Amendment") to the Credit Facility with the Bank Group. The First Amendment (a) provided that the Bank Group waive the Events of Default and amend certain provisions of the Credit Facility, including the reestablishment of financial covenants which continued to be more restrictive should the Company not be able to meet its growth projections, (b) limited the revolving credit facility to $17 million, (c) increased the interest rate on the outstanding Credit Facility to prime plus 3%, (d) allowed certain payments to be made by the Company on its subordinated promissory notes based on amended or original agreements, and (e) required payment of a monitoring and amendment fee to the Bank Group equal to approximately 1.0% the sum of (i) the aggregate revolving committed amount and (ii) the outstanding principal balance of the Term Loan on such date.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

9. INDEBTEDNESS -- (Continued)

   On June 7, 2000, the Company and the Bank Group amended the First Amendment to the Credit Facility and entered into a Second Amendment Agreement and Waiver (the "Second Amendment") to allow the Company to sell substantially all of the assets of its AWWC Texas I L.P. subsidiary (henceforth the "Plano, Texas communications center") to Merkafon International, Ltd. The Second Amendment required a permanent repayment on the outstanding term loan in the amount of $3.6 million and a repayment of $1.4 million on the outstanding revolving credit facility subject to the re-borrowing right of the Company. In addition, the financial covenants were reset to allow for the sale of the Plano, Texas communications center.

   On January 5, 2001, the Company notified the Bank Group under an "Acknowledged Events of Default" that based on unaudited numbers it had defaulted on all of its financial covenants under the Credit Facility as amended. On January 5, 2001, the Company submitted its proposed loan amendment recommendation to the Bank Group for consideration.

   Simultaneously, the Company was in negotiations with a prospective landlord to relocate its Virginia call center since its lease expires on May 2001. As a result, on January 16, 2001, the Company requested the Bank Group grant a waiver (the "Waiver") of Section 2.28 of the Credit Facility to allow for the issuance of a letter of credit against the revolving credit facility (the "Letter of Credit") to the prospective landlord. The prospective landlord required the Company to obtain a letter of credit prior to commencing any tenant improvement or committing to the lease. The Waiver was granted on February 7, 2001 and the Bank Group issued a Letter of Credit to the prospective landlord on behalf of the Company. The Letter of Credit was in the amount of $1,079,100 and expires on February 7, 2002.

   Beginning on February 7, 2001, the Company entered into several Forbearance Agreements with the Bank Group. Under the Forbearance Agreements, the Bank Group agreed to forbear exercising their rights, to the extent and only to the extent such rights arise exclusively as a result of the "Acknowledged Events of Default," to stop making extensions of credit and to accelerate the full outstanding balance on the Credit Facility. The latest Forbearance Agreements expired on April 2, 2001.

   On March 28, 2001, the Company entered into a Third Amendment and Waiver (the "Third Amendment") with the Bank Group, which provided for the amendment of the revolving credit facility. The revolving credit facility was increased from an amount not to exceed $17 million as defined in the First Amendment and Waiver dated April 14, 2000 to an amount not to exceed $18 million for the period from March 28, 2001 to April 2, 2001.

   On April 3, 2001, the Company entered into the Fourth Amendment Agreement and Waiver (the "Fourth Amendment") to the Credit Facility with the Bank Group which superceded the Third Amendment. The Fourth Amendment (a) provides that the Bank Group waive the "Acknowledged Events of Default" and amends certain provisions of the Credit Facility and its accompanying amendments, including requiring the Company to meet new financial covenants, (b) limits the revolving committed amount to (i) $18.5 million through September 30, 2001; (ii) $18.2 million from October 1, 2001 through October 31, 2001; (iii) $17.9 million from November 1, 2001 through November 30, 2001; (iv) $17.5 million from December 1, 2001 through December 30, 2001 and (v) $17 million from and after December 31, 2001, (c) requires monthly installments of the principal on the term loan in the amount of $350,000 commencing on January 1, 2002 through December 31, 2002, with the remaining outstanding balance due on January 2, 2003; (d) requires payment of $3 million in principal due on March 31, 2002 which will pay down the term loan until it is satisfied in full and thereafter to pay down the revolving

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

9. INDEBTEDNESS -- (Continued)

credit facility; (e) provides for the issuance of warrants in the amount of 12% of the common equity if the Company does pay-down at least 60% of the principal under the Credit Facility by March 31, 2002 (f) requires the Company to hire an investment banker by May 15, 2001 to consider strategic alternatives. In addition, the financial covenants, as defined in the Fourth Amendment become increasingly more restrictive in 2001 and 2002. Management believes that the Company will be able to maintain compliance with such covenants during 2001. The stated interest rate on the outstanding Credit Facility remains at prime plus 3%. The Fourth Amendment expires on January 2, 2003. As of December 31, 2000, the Company had $2.7 million available under its Credit Facility.

   Aggregate annual principal maturities for indebtedness, reflecting the impact of the Fourth Amendment, as of December 31, 2000 are as follows:

2001............... $ 1,403,867
2002...............   8,780,720
2003...............  27,040,268
2004...............      31,344
2005 and thereafter     444,193
                    -----------
                    $37,700,392
                    ===========

10. UNUSUAL CHARGE

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

11. SALES-TYPE LEASES

   The Company leases equipment to customers under sales-type leases. The current portion of the net investment in sales-type leases is included in current other assets and the long-term portion is included in non-current other assets. The components of the net investment in sales-type leases as of December 31, 2000 and December 31, 1999 are as follows:

                                      2000      1999
                                    --------  --------
Minimum rental receivables......... $241,319  $418,632
Less: unearned interest income.....  (29,308)  (16,086)
                                    --------  --------
Net investment in sales-type leases $212,011  $402,546
                                    ========  ========

   Under these leases, the Company also leases Company-developed software and is obligated to provide maintenance services. The leases become fully satisfied in October 2001.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

12. (LOSS) EARNINGS PER COMMON SHARE

   The following is the computation of basic and diluted earnings per common share:

                                                     For the Years Ended December 31,
                                            ---------------------------------------------------
                                                (Loss) Income         Shares       Per Share
                                                 (Numerator)       (Denominator)     Amount
                                                  ----------       -------------     -----
2000
Basic...................................... $         (12,089,162)     9,687,120 $    (1.25)
                                            ----------             ------------- -----
Loss per share of common stock--diluted.... $         (12,089,162)     9,687,120 $    (1.25)(1)
                                            ==========             ============= =====
1999
Basic...................................... $         (3,940,028)      9,403,291 $    (0.42)
                                            ----------             ------------- -----
Loss per share of common stock--diluted.... $         (3,940,028)      9,403,291 $    (0.42)(1)
                                            ==========             ============= =====
1998
Basic...................................... $4,520,832                 8,645,076 $0.52
Effect of dilutive securities:
 Stock options.............................         --                    75,802    --
 Earnout contingency.......................         --                   159,755    --
                                            ----------             ------------- -----
Earnings per share of common stock--diluted $4,520,832                 8,880,633 $0.51
                                            ==========             ============= =====

--------
(1) Since the effects of stock options and earnout contingencies are anti-dilutive for the year ended December 31, 2000 and 1999, these effects have not been included in the calculation of diluted earnings per share (''EPS'') for 2000 and 1999.

13. MANDATORILY REDEEMABLE PREFERRED STOCK

   In 1996 and 1997, the Company issued 18,000 ("1996 Series") and 18,000 ("1997 Series"), respectively, non-voting cumulative mandatorily redeemable preferred stock, $0.01 par value. The holders of this preferred stock were entitled to receive dividends in cash, when and as declared by the Board of Directors, at a rate of $8.00 per share per year payable quarterly commencing March 31, 1997. Dividends were cumulative on these shares.

   On February 13, 1998, the Company converted its 1996 Series and 1997 Series into 36,000 shares of a new 1998 Series of preferred stock (the "1998 Series"). The 1998 Series entitled holders to dividends payable in cash and non-cash distributions equal to the product of (x) 8.33 and (y) any per share dividend and distributions paid on shares of common stock. The 1998 Series was mandatorily redeemable by the Company at a price of $100 per share upon any other public offerings, change of control, or the Company achieving net income of $10 million over four consecutive quarters. In addition, $2,900,000 of the $13,021,000 in 8% subordinated promissory note due on December 1, 2006 was converted into 29,000 shares of 1998 Series preferred stock. On February 13, 1998, the Company also paid $299,000 in accrued interest on its 1996 Series and 1997 Series preferred stock. During 1999, the Company exercised its option to redeem 25,000 shares of its 1998 Series at a price of $100 per share.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

14. STOCK OPTION PLAN

   Effective May 1, 1997, the Company adopted the 1997 Stock Option Plan (the ''Plan'') which is administered by the Stock Option Subcommittee of the Compensation Committee of the Company. During 1999, the Compensation Committee approved a resolution to increase the maximum number of shares of common stock available for award under the Plan. In 1999, the number of available options increased from 800,000 to 1,300,000. The exercise price of each option must equal or exceed the fair market value of the Company's stock on the date of the grant. An option's maximum term is 10 years. The Stock Option Subcommittee determines vesting terms at the time of grant. The Plan terminates effective May 1, 2007.

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

                         Years Ended December 31,
                   -------------------------------------
                       2000          1999        1998
                   ------------  -----------  ----------
Net income
 As reported...... $(12,089,162) $(3,940,028) $4,520,832
 Pro forma........  (12,701,604)  (4,419,691)  3,942,821
Earnings per share
 As reported
   Basic..........       $(1.25)      $(0.42)      $0.52
   Diluted(1).....       $(1.25)      $(0.42)      $0.51
 Pro forma
   Basic..........       $(1.31)      $(0.47)      $0.46
   Diluted(1).....       $(1.31)      $(0.47)      $0.44

--------
(1) Since the effects of stock options and earnout contingencies are anti-dilutive for the year ended December 31, 2000 and 1999, these effects have not been included in the calculation of dilutive earnings per share (''EPS'') for 2000 and 1999.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

14. STOCK OPTION PLAN -- (Continued)

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31:

                                                  2000     1999     1998
                                                -------- -------- --------
     Divided Yield.............................       0%       0%       0%
     Expected Volatility.......................     113%      80%      80%
     Risk-free Interest Rate (weighted average)    6.29%    5.97%    5.25%
     Expected Option Term......................  5 years  5 years  5 years
     Nominal Option Term....................... 10 years 10 years 10 years

   A summary of the status of the Plan, excluding options with performance conditions, as of December 31, 2000, 1999, and 1998 and changes during the years then ended is presented below.

                                              2000               1999                1998
                                       ------------------- ----------------- --------------------
                                                 Weighted-         Weighted-            Weighted-
                                                  Average           Average              Average
                                                 Exercise          Exercise             Exercise
                                        Shares     Price   Shares    Price     Shares     Price
                                       --------- --------- ------- ---------  -------    ------
Outstanding at beginning of year......   941,250     $5.09 763,450     $8.43 185,000     $6.53
Granted...............................   205,500      2.07 477,000      2.41 597,250(1)   9.00(1)
Exercised.............................     8,000      1.25      --        --      --        --
Forfeited.............................   111,850      5.39 299,200      9.64  18,800(1)   7.70(1)
                                       ---------           -------           -------
Outstanding at end of year............ 1,026,900      4.42 941,250      5.09 763,450      8.43
                                       =========           =======           =======
Options exercisable at year-end.......   286,290           192,240           125,640
                                       =========           =======           =======
Weighted-average fair value of options
  granted during the year.............               $1.70             $1.65             $6.08
                                                 =========         =========            ======

--------
(1) Includes 6,100 shares subject to options granted in which the exercise price was contingent upon the initial public offering that were forfeited during the year ended December 31, 1998.

   The following table summarizes information about stock options outstanding at December 31, 2000:

               Options Outstanding                 Options Exercisable
------------------------------------------------- ---------------------
                             Weighted-
                              Average   Weighted-             Weighted-
                             Remaining   Average               Average
   Range of       Number    Contractual Exercise    Number    Exercise
Exercise Prices Outstanding    Life       Price   Exercisable   Price
--------------- ----------- ----------- --------- ----------- ---------
 $  0.25-$ 2.88     600,000 8.8 years      $ 2.00      87,400    $ 1.90
  $ 4.56-$ 9.80     309,600 7.5              6.37     130,010    $ 6.18
  $11.00-$12.00     117,300 6.8             11.69      68,880    $11.69
                -----------                       -----------
 $  0.25-$12.00   1,026,900 8.3 years      $ 4.42     286,290    $ 6.20
                ===========                       ===========

15. RELATED PARTY TRANSACTIONS

   For the years ended December 31, 1999 and 1998, the Company paid payroll-processing fees of $46,509 and $359,663, respectively, to an affiliated company. During 1999, the Company switched its payroll-processing to an outside vendor.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

15. RELATED PARTY TRANSACTIONS -- (Continued)

   During 1998, the Company paid a $750,000 fee to certain investors for their assistance in effecting the initial public offering of the Company's common stock, contingent upon the occurrence of the Offering of the Company. This fee was charged against the proceeds of the Company's Offering (see Note 4).

   The Company subleased a portion of its leased office space to a stockholder-controlled corporation on a month-to-month basis for $24,200, $52,800 and $13,200 for the years ended December 31, 2000, 1999 and 1998, respectively. The sublease arrangement terminated in June 2000. Amounts due from the stockholder-controlled corporation at December 31, 2000 and 1999 were $15,400 and $26,200, respectively.

   On September 1, 1999, the Compensation Committee approved a resolution to move from a voluntary Board of Directors to a compensated Board of Directors. During the years ended December, 31, 2000 and 1999, the Company paid $110,250 and $47,250, respectively, in compensation to certain members of the Board of Directors. Additionally, the Company paid $50,000, $50,000 and $15,400 in consulting fees to members of the Board of Directors for consulting services rendered during 2000, 1999 and 1998, respectively.

16. DEFINED CONTRIBUTION PLANS

   The Company has a defined contribution employee benefit plan, which covers substantially all employees of certain subsidiaries. The Company may make discretionary contributions to the plan. During the years ended December 31, 2000, 1999 and 1998, the Company contributed $151,162, $133,499 and $184,754, respectively, to the plan.

   The Company also sponsors a defined contribution profit sharing plan covering full-time employees of a specific subsidiary. Contributions are made at the discretion of the Company. Plan contributions for the year ended December 31, 1998 totaled $322,862. No amounts were contributed for the years ended December 31, 2000 and 1999.

17. COMMITMENTS AND CONTINGENCIES

Employment Agreements

   In connection with certain acquisitions and in the normal course of business, the Company has entered into employment agreements with management employees, certain of whom are stockholders of the Company, which expire at various times through 2004. The employment agreements have terms up to five years and require annual payments of $1,931,000 with bonus amounts of up to $363,000 per year.

Contingent Consideration in Business Acquisitions

   In connection with certain acquisitions, the Company has entered into contractual arrangements whereby shares of Company common stock and cash may be issued to former owners of acquired businesses upon attainment of specified financial criteria over three to five years as set forth in the respective agreements. The amount of shares and cash to be issued cannot be fully determined until the periods expire and the attainment of the criteria is established. If the criteria are attained, but not exceeded, the amount of shares, which could be issued, and cash, which could be paid subsequent to, December 31, 2000 under all agreements is 935,000 shares and $7,229,000, respectively. If the targets are exceeded by 10%, the amount of shares, which could be issued, and cash, which could be paid subsequent to December 31, 2000 under all agreements, is 993,000 shares and

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

17. COMMITMENTS AND CONTINGENCIES -- (Continued)

$7,504,000, respectively. The Company accounts for this additional consideration, when the specified financial criteria are achieved and is payable, as additional purchase price for the related acquisition.

Legal Proceedings

   The Company is involved in legal actions arising in the ordinary course of business. The Company believes that the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

Operating Leases

   The Company leases office space and operating equipment under non-cancelable operating leases with terms ranging from three to ten years and expiring at various dates through June 2008. Rent expense under operating leases was $3,926,856, $3,031,320 and $2,081,597 for the years ended December 31, 2000,
1999 and 1998, respectively.

   The Company leases office and warehouse facilities in New Jersey under a long-term operating lease from a partnership comprised of stockholders and certain former stockholders expiring November 2007. Rent expense under this agreement totaled $745,000, $702,860 and $630,460 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company had receivables from this partnership in the amount of $7,043 at December 31, 1999. There was no receivable due from the partnership at December 31, 2000.

   Aggregate minimum annual rentals under the operating leases as of December 31, 2000 are as follows:

2001...... $ 3,853,576
2002......   3,546,090
2003......   3,485,259
2004......   3,217,948
2005......   3,159,248
Thereafter   1,457,352
           -----------
           $18,719,473
           ===========

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The carrying amount of accounts receivable, other assets, accounts payable, accrued expenses, capital lease obligations, amount due under the of Credit Facility and deferred revenue approximates fair value.

   The fair value of the Company's long-term debt is determined by calculating the present value of expected future cash outlays associated with the debt instruments. The discount rate used is equivalent to the current rate offered to the Company for debt of the same maturities at December 31, 2000. The fair value of the Company's long-term indebtedness approximates the carrying value.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

19. SEGMENTS

   The Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

   The Company's reportable segments are as follows:

    -- Pharmaceutical Marketing Service Segment (''Pharmaceutical'')--provides outsourced services to the pharmaceutical industry.

    -- Consumer and Business Services Segment (''Consumer'')--provides consumer and multilingual telemarketing services to the telecommunications and financial services industries.

    -- Other Segment--provides quantitative and qualitative research to various corporations worldwide.

   The Pharmaceutical Segment consists of three business units: TMS Professional Markets Group (pharmaceutical division), Phoenix Marketing Group and AM Medica Communications Group.

   The Company's accounting policies for these segments are the same as those described in the summary of Significant Accounting Policies. In addition, Access Worldwide evaluates the performance of its segments and allocates resources based on gross margin, earnings before interest, taxes, depreciation and amortization (''EBITDA'') and net income/loss. The table below presents information about the Company's reportable segments used by the chief operating decision-maker of Access Worldwide as of and for the years ended December 31, 2000, 1999, and 1998:

                     Pharmaceutical   Consumer     Other    Segment Total   Reconciliation      Total
                     -------------- -----------  ---------- -------------    -----------     ------------
2000:

Revenues............    $53,806,051 $29,248,688  $4,258,253  $ 87,312,992 $        --        $ 87,312,992
Gross profit........     20,316,420  11,144,018   2,268,616    33,729,054          --          33,729,054
EBITDA..............      8,518,492   1,975,832     318,536    10,812,860  (3,978,032)          6,834,828
Depreciation expense      1,417,771   1,107,213      47,887     2,572,871      49,625           2,622,496
Amortization expense      2,723,653     149,533      87,180     2,960,366          --           2,960,366
Total assets........     74,598,403  14,133,576   1,706,972    90,438,951   2,541,447          92,980,398

1999:

Revenues............    $45,503,363 $31,427,402  $4,265,866  $ 81,196,631 $          (9,697) $ 81,186,934
Gross profit........     20,668,270   9,079,368   2,099,432    31,847,070      (9,697)         31,837,373
EBITDA..............      9,591,564  (1,183,565)     69,014     8,477,013  (4,863,414)          3,613,599
Depreciation expense      1,108,252   1,209,840      50,737     2,368,829      42,045           2,410,874
Amortization expense      2,684,786     338,565      87,180     3,110,531          --           3,110,531
Total assets........     81,162,053  22,590,294   2,281,474   106,033,821   3,490,209         109,524,030

1998:

Revenues............    $38,399,437 $30,032,901  $3,450,953  $ 71,883,291 $     3,061        $ 71,886,352
Gross profit........     17,830,837  12,378,692   1,930,382    32,139,911       3,061          32,142,972
EBITDA..............      9,204,527   5,585,117     354,550    15,144,194  (3,184,522)         11,959,672
Depreciation expense        678,511     507,838      36,029     1,222,378      25,696           1,248,074
Amortization expense      1,308,665     338,743      83,964     1,731,372          --           1,731,372
Total assets........     79,479,981  22,203,576   2,586,517   104,270,074     152,142         104,422,216

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

   There were no reportable events.

PART III

Item 10. Directors and Executive Officers of the Registrant

   The information appearing under the caption ''Executive Officers'' in the registrant's definitive proxy statement related to the Annual Meeting of Stockholders to be held on or about June 20, 2001, and to be filed no later than April 30, 2001, is incorporated by reference.

Item 11. Executive Compensation

   The information appearing under the caption ''Executive Compensation'' in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information appearing under the caption ''Security Ownership of Certain Beneficial Owners and Management'' in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information appearing under the caption ''Certain Relationships and Related Transactions'' in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   The following report and Consolidated Financial Statements and the Notes thereto are filed as part of this report beginning on page 26, pursuant to Item 8.

   (a)(1) Financial Statements.


Report of Independent Certified Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Common Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

   (a)(2) Schedule.

      Schedule II--Valuation and Qualifying Accounts

Schedule II: Valuation and Qualifying Accounts

Years Ended December 31, 2000, 1999, and 1998

                                         Balance                                      Balance
                                       At Beginning Charged to                        At End
                                        Of Period     Expense        Deductions      Of Period
                                       ------------ ----------      -----------      ---------
Year ended December 31, 2000:
Allowance for doubtful accounts.......     $113,082 $  436,432  $          (420,926)  $128,588
Deferred tax asset valuation allowance           --    813,951           --            813,951
Year ended December 31, 1999:
Allowance for doubtful accounts.......      184,801  1,089,365   (1,161,084)           113,082
Year ended December 31, 1998:
Allowance for doubtful accounts.......      279,935    (28,428)     (66,706)           184,801

          All other schedules have been omitted because they are not applicable or are not required under Regulation S-X.

(a) Exhibits

                               Index to Exhibits

Exhibit
Number
-------

2(a)    Agreement and Plan of Merger, dated as of December 6, 1996, by and between the Company and
        TelAc, Inc. (incorporated by reference to Exhibit 2(a) to the Company's Registration Statement on
        Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(b)    Recapitalization and Investment Agreement, dated December 6, 1996, by and among Telephone
        Access, Inc., the shareholders of Telephone Access, Inc., Abbingdon Venture Partners Limited
        Partnership (''Abbingdon-I''), Abbingdon Venture Partners Limited Partnership-II
        (''Abbingdon-II'') and Abbingdon Venture Partners Limited Partnership-III (''Abbingdon-III')
        (incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form S-1
        (Registration No. 333-38845) filed with the Commission on October 27, 1997).

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

3(a)    Amended and Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1 (Registration No.
        333-38845) filed with the Commission on October 27, 1997).

                               Index to Exhibits

Exhibit
Number
-------

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

 4(a)   The Company's 1997 Stock Option Plan (incorporated by reference to Exhibit 4 to the
        Company's Registration Statement on Form S-1 (Registration No. 333-38845) filed with the
        Commission on October 27, 1997).

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

                            Description of Exhibits

Exhibit
Number
-------

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

10(m)   Agreement, effective January 1, 1997, by and between the Company and Sprint/United
        Management Company, together with contract orders related thereto (incorporated by reference to Exhibit 10(s) to the Company's Registration Statement on Form S-1 (Registration No. 333-
        38845) filed with the Commission on October 27, 1997).

10(n)   Database Licensee Agreement for the AMA Physician Professional Data, effective January 1,
        1996, between the Company and the American Medical Association (incorporated by reference to Exhibit 10(t) to the Company's Registration Statement on Form S-1 (Registration No. 333-
        38845) filed with the Commission on October 27, 1997).

10(o)   6.5% Subordinated Promissory Note of the Company dated October 24, 1998, payable to the order of Ann Holmes (incorporated by reference to Exhibit 2(b) to the Company's Current
        Report on Form 8-K dated October 24, 1998)

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

10(u)   Severance Arrangement/Closing Inducement between the Company and John Hamerski
        (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for
        the quarter ended September 30, 1999)

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


                            Description of Exhibits

Exhibit
Number.
-------

10(x)   Amendment Agreement and Waiver to Credit Agreement dated April 14, 2000 by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., successor to NationsBank, N.A., as lender and agent and the other lenders party (incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10K for the year ended
        December 31, 1999).

10(y)   Consultant Agreement dated April 14, 2000 between the Company and Ann Holmes
        (incorporated by reference to Exhibit 10(y) to the Company's Annual Report on Form 10K for
        the year ended December 31, 1999).

10(z)   Amendment to Subordinated Promissory Notes of the Company dated April 14, 2000, payable to the order of Ann Holmes (incorporated by reference to Exhibit 10(z) to the Company's
        Annual Report on Form 10K for the year ended December 31, 1999).

10(aa)  Amendment to Note Subordination Agreement dated April 14, 2000 between the Company and
        Ann Holmes (incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on
        Form 10K for the year ended December 31, 1999).

10(bb)  Amendment to Contingent Subordination Agreement dated April 14, 2000 between the
        Company and Ann Holmes (incorporated by reference to Exhibit 10(bb) to the Company's
        Annual Report on Form 10K for the year ended December 31, 1999).

10(cc)  Amendment to Agreement of Purchase and Sale dated April 14, 2000, by and among AM
        Medica Communications, Ltd., Ann Holmes and the Company (incorporated by reference to
        Exhibit 10(cc) to the Company's Annual Report on Form 10K for the year ended December 31,
        1999).

10(dd)  Amendment to Subordinated Security Agreement dated April 14, 2000 between the Company and Ann Holmes (incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10K for the year ended December 31, 1999).

10(ee)  Amendment to Subordinated Promissory Note of the Company dated April 14, 2000, payable to the order of Lee Edelstein (incorporated by reference to Exhibit 10(ee) to the Company's
        Annual Report on Form 10K for the year ended December 31, 1999).

10(ff)  Amendment to Agreement of Purchase and Sale dated April 14, 2000, by and among
        TeleManagement Services, Inc., Lee Edelstein and the Company (incorporated by reference to
        Exhibit 10(ff) to the Company's Annual Report on Form 10K for the year ended December 31,
        1999).

10(gg)  Asset Purchase Agreement dated May 15, 2000 between Merkafon International Ltd. And
        AWWC Texas I Limited Partnership (incorporated by reference to Exhibit 10(gg) to the
        Company's Quarterly Report on From 10Q for the quarter ended June 30, 2000).

10(hh)  Employment Agreement dated December 5, 2000, by and between the Company and
        John Hamerski.

10(ii)  Fourth Amendment and Waiver Agreement, dated April 3, 2001, to the Credit Agreement dated
        March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(ii) to the Company's Form 8k filed on
        April 12, 2001).
10(jj). Common Stock Purchase Warrant (incorporated by reference to Exhibit 10(jj) to the Company's
        Form 8k filed on April 12, 2001).
10(kk). Registration Rights Agreement dated April 3, 2001, among the Company and Bank of America,
        N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10 (kk) to the
        Company's Form 8k filed on April 12, 2001).

                            Description of Exhibits

Exhibit
Number
------
10(ll)  Warrant Escrow Agreement dated April 3, 2001, among the Company and Bank of America, N.A., as agent for the Lenders named within and Investors Title Accommodation Corporation, as escrow agent.
        (incorporated by reference to Exhibit 10(ll) to the Company's Form 8-K filed on April 12, 2001).

10(mm). Press release of Access Worldwide dated April 9, 2001 (incorporated by reference to Exhibit 10(mm)
        to the Company's Form 8-K filed on April 12, 2001).

10(nn)  Form of Option Plan Agreement.

24      Powers of Attorney (see Power of Attorney in Form 10-K).

(b) Reports on Form 8-K

On April 12, 2001, AWWC filed a current report on Form 8K with the Securities and Exchange Commission pursuant to item 5 of that Form. Pursuant to item 5 AWWC announced the Fourth Amendment and Waiver of its credit agreement with Bank of America as agent for a group of lenders named within.

                               POWER OF ATTORNEY

   The Registrant and each person whose signature appears below hereby appoint Michael Dinkins and John Hamerski as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2001

                                          ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                          By      /S/ MICHAEL DINKINS
                                             __________________________________
                                               Michael Dinkins, Chairman of the
                                                Board, Director, President and
                                                    Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

     Signature                      Title                     Date
     ---------                      -----                     ----

/S/ MICHAEL DINKINS  Chairman of the Board, Director,    April 17, 2001
--------------------   President and Chief Executive
 (Michael Dinkins)     Officer (principal executive
                       officer)

 /S/ JOHN HAMERSKI   Executive Vice President and Chief  April 17, 2001
--------------------   Financial Officer (principal
  (John Hamerski)      financial and accounting officer)

/S/ PETER D. BEWLEY  Director                            April 17, 2001
--------------------
 (Peter D. Bewley)

/S/ LIAM S. DONOHUE  Director                            April 17, 2001
--------------------
 (Liam S. Donohue)

/S/ LEE H. EDELSTEIN Director                            April 17, 2001
--------------------
 (Lee H. Edelstein)

 /S/ RANDALL LEWIS   Director                            April 17, 2001
--------------------
  (Randall Lewis)

 /S/ SHAWKAT RASLAN  Director                            April 17, 2001
--------------------
  (Shawkat Raslan)