Form 10-Q
period 2001-03-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2001-05-15
CIK 1048422

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ending March 31, 2001

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from          to

                         Commission file number 0-23489

                     Access Worldwide Communications, Inc.
                                ______________

            (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                    52-1309227
                 --------                                    ----------
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)


      4950 Communication Ave., Suite 300
              Boca Raton, Florida                                33431
              -------------------                                -----
         (Address of Principal Executive Offices)              (Zip Code)

      Registrant's telephone number, including area code 1 (561) 226-5000

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

     9,740,001 shares of Common Stock, $.01 par value, as of May 14, 2001

================================================================================

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                     INDEX

                                                                                     Page
                                                                                     ----
Part I-Financial Information
Item 1.  Financial Statements
     Consolidated Balance-Sheets-March 31, 2001 (unaudited)and December 31, 2000...    1
     Consolidated Statements of Operations (unaudited)-Three Months Ended
       March 31, 2001 and March 31, 2000...........................................    2
     Consolidated Statements of Cash Flows (unaudited)-Three Months Ended
       March 31, 2001 and March 31, 2000...........................................    3
     Notes to Consolidated Financial Statements....................................  4-5
Item 2.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations.......................................................  6-7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk................    7
Part II--Other Information
Item 6   Exhibits and Reports on Form 8-K..........................................    8
         Signatures................................................................    8

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,
                                                                                            2001          December 31,
                                                                                         (Unaudited)          2000
                                                                                        --------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents...........................................................    $  1,317,871    $  1,926,140
  Accounts receivable, net of allowance for doubtful accounts of $237,345 and
   $128,588, respectively.............................................................      25,455,248      16,080,028
  Unbilled receivables................................................................       4,328,967       4,065,750
  Other assets, net...................................................................       2,630,399       2,680,179
                                                                                          ------------    ------------
    Total current assets..............................................................      33,732,485      24,752,097

  Property and equipment, net.........................................................      10,402,440      10,517,295
  Other assets, net...................................................................         504,169         637,572
  Intangible assets, net..............................................................      56,370,726      57,073,434
                                                                                          ------------    ------------
    Total assets......................................................................    $101,009,820    $ 92,980,398
                                                                                          ============    ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON
 STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of indebtedness.....................................................    $  4,097,179    $     34,347
  Current portion of indebtedness - related parties..................................        1,410,325       1,369,520
  Accounts payable and accrued expenses...............................................      13,444,891       9,867,226
  Accrued interest and other related party expenses...................................          43,380          46,084
  Accrued salaries, wages and related benefits........................................       1,189,832       2,823,997
  Deferred revenue....................................................................       8,422,686       2,910,072
                                                                                          ------------    ------------
    Total current liabilities.........................................................      28,608,293      17,051,246

Long-term portion of indebtedness.....................................................      30,564,747      33,029,154
Long-term portion of indebtedness - related parties...................................       2,897,751       3,267,371
Other long-term liabilities...........................................................         366,227         379,671
Mandatorily redeemable preferred stock, $.01 par value:
 2,000,000 shares authorized, 40,000 shares issued and outstanding ...................       4,000,000       4,000,000
                                                                                          ------------    ------------
    Total liabilities and mandatorily redeemable preferred stock......................      66,437,018      57,727,442
                                                                                           ------------    ------------
Commitments and Contingencies

Common stockholders' equity:
  Common stock, $.01 par value: voting: 20,000,000 shares authorized; 9,740,001
   shares issued and outstanding .....................................................          97,400          97,400
  Additional paid-in capital..........................................................      63,577,509      63,577,509
  Accumulated deficit.................................................................     (29,102,107)    (28,421,953)
                                                                                          ------------    ------------
    Total common stockholders' equity.................................................      34,572,802      35,252,956
                                                                                          ------------    ------------
    Total liabilities, mandatorily redeemable preferred stock and common
     stockholders' equity.............................................................    $101,009,820    $ 92,980,398
                                                                                          ============    ============

                         The accompanying notes are an integral part of these consolidated financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                     For The Three Months Ended March 31,

                                                                                            2001              2000
                                                                                        -----------       -----------
Revenues..............................................................................  $21,907,759       $23,581,525
Cost of revenues (exclusive of depreciation)..........................................   13,613,792        14,360,334
                                                                                        -----------       -----------
     Gross profit.....................................................................    8,293,967         9,221,191

Selling, general and administrative expenses (selling, general and administrative expenses paid to related parties are
  $188,925 and $185,715, respectively)................................................    7,213,411         7,775,350
Amortization expense..................................................................      702,708           785,952
                                                                                        -----------       -----------
     Income from operations...........................................................      377,848           659,889

Interest income.......................................................................       24,919            47,524
Interest expense - related parties....................................................     (118,505)         (181,136)
Interest expense......................................................................   (1,275,740)       (1,241,688)
                                                                                        -----------       -----------

     Loss before income taxes.........................................................     (991,478)         (715,411)

Income tax benefit....................................................................      311,324           131,278
                                                                                        -----------       -----------
Net loss..............................................................................  $  (680,154)      $  (584,133)
                                                                                        ===========       ===========
Loss per share of common stock:
     Basic loss per share of common stock.............................................  $     (0.07)      $     (0.06)
     Diluted loss per share of common stock...........................................  $     (0.07)      $     (0.06)

                    The accompanying notes are an integral part of these consolidated financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                     FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                          2001              2000
                                                                                      -----------       -----------
Cash flows from operating activities:
  Net loss..........................................................................  $  (680,154)      $  (584,133)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..................................................    1,376,557         1,467,163
     Stock based compensation.......................................................           --            71,310
     Allowance for doubtful accounts................................................      108,757             7,062
  Changes in operating assets and liabilities:
     Accounts receivable............................................................   (9,483,977)       (3,607,637)
     Unbilled receivables...........................................................     (263,217)       (1,750,844)
     Other assets...................................................................      183,183           323,613
     Accounts payable and accrued expenses..........................................    3,564,221         2,539,957
     Accrued interest and related party expenses....................................       (2,704)          182,638
     Accrued salaries, wages and related benefits...................................   (1,634,165)         (514,413)
     Deferred revenue...............................................................    5,512,614           173,789
                                                                                      -----------       -----------
     Net cash used in operating activities..........................................   (1,318,885)       (1,691,495)
                                                                                      -----------       -----------
Cash flows from investing activities:
  Additions to property and equipment, net..........................................     (558,994)         (331,032)
                                                                                      -----------       -----------
     Net cash used in investing activities..........................................     (558,994)         (331,032)
                                                                                      -----------       -----------
Cash flows from financing activities:
  Payments on capital lease.........................................................       (8,294)           (7,568)
  Net borrowings under Credit Facility..............................................    1,606,719                --
  Repayment of related party debt...................................................     (328,815)               --
                                                                                      -----------       -----------
     Net cash provided by (used in) financing activities............................    1,269,610            (7,568)
                                                                                      -----------       -----------
     Net decrease in cash and cash equivalents......................................     (608,269)       (2,030,095)
  Cash and cash equivalents, beginning of period....................................    1,926,140         4,706,380
                                                                                      -----------       -----------
  Cash and cash equivalents, end of period..........................................  $ 1,317,871       $ 2,676,285
                                                                                      ===========       ===========


                    The accompanying notes are an integral part of these consolidated financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

2.  RECLASSIFICATIONS

     In the fourth quarter of 2000, the Company implemented the Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenues in financial statements. As a result of the implementation, the Company reduced its revenues and costs of revenues for first quarter of 2000 by $1,883,261, relating to the licensing of American Medical Association ("AMA") databases.

3.  INCOME TAXES

     The Company's effective tax rate of 31.4% in the first quarter of 2001 differs from the Federal statutory rate due primarily to state income taxes and non-deductible goodwill amortization.

4.  LOSSES PER COMMON SHARE

     Losses per common share are calculated as follows:

                                                                               For the Three Months Ended March 31,
                                                                               ------------------------------------
                                                                                (Loss)        Shares       Per Share
                                                                             (Numerator)   (Denominator)     Amount
                                                                             -----------   -------------     ------
2001:
Loss per share of common stock-basic.......................................   $ (680,154)     9,740,001      $(0.07)
                                                                              ----------      ---------      ------
Loss per share of common stock-dilutive**..................................   $ (680,154)     9,740,001      $(0.07)
                                                                              ==========      =========      ======

2000:
Loss per share of common stock-basic.......................................   $ (584,133)     9,528,478      $(0.06)
                                                                              ----------      ---------      ------
Loss per share of common stock-dilutive**..................................   $ (584,133)     9,528,478      $(0.06)
                                                                              ==========      =========      ======

** Since the effects of the stock options and earnout contingencies are anti-dilutive for the three months ended March 31, 2001 and 2000, these effects have not been included in the calculation of dilutive EPS.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

5.  COMMITMENTS AND CONTINGENCIES

The Company is involved in legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defense or reserves with respect to such litigation and believes that their ultimate outcomes will not have a material adverse effect on the Company's financial position, results of operation and liquidity.

6.   SEGMENTS

     In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

     The table below presents information about the Company's reportable segments used by the chief operating decision-maker of the Company for the three months ended March 31, 2001 and 2000.

                                                                              Segment
                               Pharmaceutical     Consumer       Other         Total        Reconciliation      Total
                               --------------    ----------    ---------    -----------    ----------------  ------------
2001:
Revenues......................    $15,747,455   $5,340,601     $819,703     $21,907,759        $      --     $21,907,759
Gross Profit..................      5,605,655    2,230,426      457,886       8,293,967               --       8,293,967
EBITDA........................      2,220,473      487,112      (87,014)      2,620,571         (866,166)      1,754,405
Depreciation expense..........        424,323      228,787        6,222         659,332           14,517         673,849
Amortization expense..........        680,913            -       21,795         702,708               --         702,708

2000:
Revenues......................    $13,604,927   $9,105,302     $871,296     $23,581,525        $      --     $23,581,525
Gross Profit..................      5,138,576    3,562,557      520,058       9,221,191               --       9,221,191
EBITDA........................      2,282,311      796,867        5,879       3,085,057         (958,005)      2,127,052
Depreciation expense..........        329,464      327,433       13,356         670,253           10,958         681,211
Amortization expense..........        679,516       84,641       21,795         785,952               --         785,952

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Revenues for the Company decreased $1.7 million, or 7.2%, to $21.9 million for the three months ended March 31, 2001, compared to $23.6 million for the three months ended March 31, 2000. Revenues for the Pharmaceutical Segment increased $2.1 million, or 15.4%, to $15.7 million for the three months ended March 31, 2001, compared to $13.6 million for the three months ended March 31, 2000. The increase was attributed to an increase in sample fulfillment shipments, which was offset by a slowdown in pharmaceutical programs and a reduction in ancillary services performed for the Company's clients. Revenues for the Consumer Segment decreased $3.8 million or 41.8% to $5.3 million for the three months ended March 31, 2001, compared to $9.1 million for the three months ended March 31, 2000. Excluding the sale of the Plano, Texas communications center in 2000, the Consumer Segment revenues decreased $1.5 million. The decrease was attributed to the discontinued support of a database maintenance client offset by a pricing increase obtained from a major client.

     Cost of revenues for the Company decreased $0.8 million, or 5.6%, to $13.6 million for the three months ended March 31, 2001, compared to $14.4 million for the three months ended March 31, 2000. Cost of revenues as a percentage of revenues increased slightly to 62.1% for the three months ended March 31, 2001, from 61% for the three months ended March 31, 2000. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the three months ended March 31, 2001 increased to 64.3%, compared to 62.5% for the three months ended March 31, 2000. The increase was attributed to the slow-down in pharmaceutical programs, which resulted in a temporary increase in personnel cost and a reduction in ancillary services performed for the Company's clients. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 58.5% for the three months ended March 31, 2001, from 60.4% for the three months ended March 31, 2000. Excluding the sale of the Plano, Texas communications center in 2000, cost of revenues as a percentage of revenues for the Consumer Segment decreased 0.3%. The decrease is attributed to the discontinued support of a database maintenance client offset by a pricing increase obtained from a major client.

     Selling, general and administrative expenses for the Company decreased $0.6 million, or 7.7%, to $7.2 million for the three months ended March 31, 2001, compared to $7.8 million for the three months ended March 31, 2000. Selling, general and administrative expenses as a percentage of revenues for the Company decreased slightly to 32.9% for the three months ended March 31, 2001, compared to 33.1% for the three months ended March 31, 2000. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 24.2% for the three months ended March 31, 2001, from 23.5% for the three months ended March 31, 2000. The increase is attributed to an increase in personnel cost attributed to the new sample fulfillment center, which opened in 2000 and an increase in medical insurance costs. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment increased to 37.7% for the three months ended March 31, 2001, from 34.1% for the three months ended March 31, 2000. Excluding the sale of the Plano, Texas Communications Center in 2000, selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased 3.9%. The decrease was attributed to management's continued cost control efforts.

Amortization expense for the Company decreased $0.1 or 12.5%, to $0.7 million for the three months ended March 31, 2001, compared to $0.8 million for the three months ended March 31, 2000. The decrease was attributed to the sale of the Plano, Texas communications center in 2000, which resulted in a write-off of $10.7 million in goodwill relating to that business.

Net interest expense for the Company remained the same at $1.4 million for the three months ended March 31, 2001 and 2000.

Liquidity and Capital Resources

     At March 31, 2001, the Company had working capital of $5.1 million, a decrease from $7.7 million at December 31, 2000. Cash and cash equivalents were $1.3 million at March 31, 2001, compared to $1.9 million at December 31, 2000.

     Net cash used in operating activities during the first quarter of 2001 was $1.3 million, compared to $1.7 million during the first quarter of 2000. The decrease in net cash used in operating activities was mainly attributed to an increase in deferred revenues offset by an increase in accounts receivable.

     Net cash used in investing activities during the first quarter of 2001 was $0.6 million, compared to $0.3 million during the first quarter of 2000. The increase in cash used in investing activities was attributed to capital expenditures for the upgrade of the Company's facilities and an inventory management system.

     Net cash provided by financing activities was $1.3 million for the first quarter of 2001, compared to net cash used of $7,568 for the first quarter of 2000. The increase in net cash provided by financing activities was attributed to a delay in payments from one of our major clients which resulted in draws made against the Credit Facility to fund capital expenditures incurred during the first quarter.

     On April 3, 2001, the Company entered into the Fourth Amendment Agreement and Waiver (the "Fourth Amendment") to the revolving credit and term loan facility ("Credit Facility") and its amendments with the Bank Group. The Fourth Amendment (a) provides that the Bank Group waive the "Acknowledgements of Default" and amends certain provisions, including requiring the Company to meet new financial covenants, (b) allows the revolving committed amount of up to (i) $18.5 million through September 30, 2001; (ii) $18.2 million from October 1, 2001 through October 31, 2001; (iii) $17.9 million from November 1, 2001 through November 30, 2001; (iv) $17.5 million from December 1, 2001 through December 30, 2001, and (v) $17 million from and after December 31, 2001, (c) requires monthly installments of the principal on the term loan of $350,000 commencing on January 1, 2002 through December 31, 2002, with the remaining outstanding balance due on the Credit Facility on January 2, 2003; (d) requires payment of $3 million in principal due on March 31, 2002 to be applied first to the term loan and then the revolving credit facility, (e) provides for the issuance of warrants ("the Warrants") to purchase 12% of the Company's common equity for nominal consideration, if the Company does not pay down at least 60% of the principal under the Credit Facility by March 31, 2002, (f) gives the lenders the right to sell all or part of the Warrants to the Company at a price based on the then market price of the Company's common stock on the earliest to occur of (i) March 31, 2002, (ii) a change of control or certain other significant corporate transactions relating to the Company and (iii) the occurrence of an event of default under the Credit Facility and (g) requires the Company to hire an investment banking firm by May 15, 2001 to consider strategic alternatives.

     The Company believes that its cash and cash equivalents, as well as the cash provided by operations and the availability of funding under the Credit Facility, will be sufficient to fund its current operations, planned expenditures and anticipated growth of its existing business over the next twelve months.

     In addition, management believes it will be able to make the scheduled principal payments commencing in 2002 with cash flow from operations and the availability of funding under the Credit Facility with the exception of the $3 million principal payment due on March 31, 2002. Management believes that only a portion of this principal payment will be funded from cash flow from operations. Although management has not identified a specific source of funding for the remaining amount, management believes that its 2000 performance and its renegotiated Credit Facility, places the Company in a good position to obtain funding.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

         The Company's Credit Facility is subject to market risk and interest rate changes. The Credit Facility bears interest at prime plus 3%. The outstanding principal balance on the Credit Facility was approximately $34.5 million at March 31, 2001. Considering the total outstanding balance under the Credit Facility at March 31, 2001 a 1% change in interest rate would result in an impact to pre-tax earnings of approximately $0.3 million per year.

Risk Factors That May Affect Future Results

     This report contains forward-looking statements within the meanings of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements represent the Company's current expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Such forward-looking statements include, among others, statements regarding proposed activities pursuant to agreements with clients; the Company's ability to take advantage of its recently entered into banking arrangements; future plans relating to the Company's growth strategy and business strategy; and trends or proposals of clients or relating to the industries in which Access Worldwide serves. Such statements involve known or unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, include, but are not limited to, the following: reliance, to a significant extent, on a single industry - the Pharmaceutical Industry; the risk that the Pharmaceutical Industry will not experience growth, reliance on a limited number of major customers; the Company's ability to comply with current credit arrangements, including significant penalties for failure to make certain payment by March 31, 2002; the need for management of any growth that is achieved; competition from other third-party providers and those of the Company's clients and prospective clients who may decide to do the work that the Company does in-house; industry consolidation which reduces the number of clients that the Company is able to serve; potential consumer saturation reducing the need for the Company's services; the Company's ability to launch new products or enter into strategic alliance agreements on a timely basis or at all; possible loss of Nasdaq listing privileges; and the possible limited duration of significant agreements with the Company's clients. The Company assumes no duty of updating forward looking statements. For a more detailed discussion of these factors and others that could affect the Company's results, see the Company's filings with the Securities and Exchange Commission including the risk factors section of Access Worldwide's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

                          PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ACCESS WORLDWIDE COMMUNICATIONS, INC.

     Date:

           May 15, 2001     By:  /s/ Michael Dinkins
                               ------------------------------------------------
                               Michael Dinkins, Chairman of the Board, Director,
                                President, and Chief Executive Officer

     Date:

           May 15, 2001     By:  /s/ John Hamerski
                               ------------------------------------------------
                               John Hamerski, Executive Vice President and
                                Chief Financial Officer (principal financial and accounting officer)