Form 10-Q
period 2001-06-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2001-08-14
CIK 1048422

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 2001

|_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________to ________________

                         Commission file number 0-23489

                      Access Worldwide Communications, Inc.
                      -------------------------------------

             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                     52-1309227
      (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                      Identification No.)

   4950 Communication Avenue, Suite 300
            Boca Raton, Florida                                  33431
 (Address of Principal Executive Offices)                     (Zip Code)

        Registrant's telephone number, including area code (561) 226-5000




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

     9,740,001 shares of Common Stock, $.01 par value, as of August 14, 2001

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                      INDEX


                                                                                                                      Pages

Part I--Financial Information
Item 1.    Financial Statements

    Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000................................       1
    Consolidated Statement of Operations (unaudited) - Three and Six Months
      Ended June 30, 2001 and June 30, 2000....................................................................         2
    Consolidated Statements of Cash Flows (unaudited ) - Six Months Ended June 30, 2001
       and June 30, 2000......................................................................................          3
    Notes to Consolidated Financial Statements.................................................................       4-7
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...............       8-10
Item 3.    Quantitative and Qualitative Disclosures About Market Risk..........................................        10

Part II--Other Information
Item 4.    Submission of Matters to a Vote of Security Holders.................................................        11
Item 6.    Exhibits and Reports on Form 8-K....................................................................        11
           Signatures..........................................................................................        12

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,
                                                                                       2001         December 31,
                                                                                    (Unaudited)         2000
                                                                                    -----------     ------------
ASSETS
Current assets:

     Cash and cash equivalents ..............................................      $     578,213      $ 1,926,140
     Accounts receivable, net of allowance for doubtful accounts of
        $408,890 and $128,588, respectively .................................         22,471,275       16,080,028
     Unbilled receivables ...................................................          6,006,402        4,065,750
     Other assets, net ......................................................          2,734,909        2,700,029
                                                                                   -------------      -----------
           Total current assets .............................................         31,790,799       24,771,947
     Property and equipment, net ............................................         10,673,643       10,517,295
     Other assets, net ......................................................          1,889,310          617,722
     Intangible assets, net .................................................         55,669,079       57,073,434
                                                                                   -------------      -----------
           Total assets .....................................................      $ 100,022,831      $92,980,398
                                                                                   =============      ===========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
   AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ..................................      $  16,965,886      $ 9,867,226
     Accrued salaries, wages and related benefits ...........................          1,876,732        2,823,997
     Accrued interest and other related party expenses ......................             33,478           46,084
     Deferred revenue .......................................................          2,404,589        2,910,072
     Current portion of indebtedness ........................................          5,147,179           34,347
     Current portion of indebtedness - related parties ......................          1,453,414        1,369,520
     Warrant payable ........................................................          1,426,298                -
                                                                                    -------------     -----------
           Total current liabilities ........................................         29,307,576       17,051,246
Long-term portion of indebtedness ...........................................         29,340,724       33,029,154
Long-term portion of indebtedness -- related parties ........................          2,518,494        3,267,371
Other long-term liabilities .................................................            357,628          379,671
Mandatorily redeemable preferred stock, $.01 par value:
   2,000,000 shares authorized, 40,000 shares issued and outstanding ........          4,000,000        4,000,000
                                                                                   -------------      -----------
           Total liabilities and mandatorily redeemable preferred stock .....         65,524,422       57,727,442
                                                                                   -------------      -----------

Commitments and contingencies

Common stockholders' equity:
     Common stock, $.01 par value: voting: 20,000,000 shares authorized;
        9,740,001 shares issued and outstanding .............................             97,400           97,400
     Additional paid-in capital .............................................         63,577,509       63,577,509
     Accumulated deficit ....................................................        (29,176,500)     (28,421,953)
                                                                                   -------------      -----------
               Total common stockholders' equity ............................         34,498,409       35,252,956
                                                                                   -------------      -----------
           Total liabilities, mandatorily redeemable preferred stock and
              common stockholders' equity ...................................      $ 100,022,831     $ 92,980,398
                                                                                   =============      ===========

   The accompanying notes are an integral part of these financial statements.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                         Three Months Ended                Six Months Ended
                                                                              June 30,                         June 30,
                                                                        --------------------             --------------------
                                                                        2001            2000             2001            2000
                                                                        ----            ----             ----            ----
Revenues .........................................................   $26,128,645      $23,229,734     $48,036,404     $46,811,259
Cost of revenues (exclusive of depreciation) .....................    17,140,253       13,812,030      30,754,045      28,172,364
                                                                     -----------      -----------     -----------     -----------
  Gross profit ...................................................     8,988,392        9,417,704      17,282,359      18,638,895

Selling, general and administrative expenses (selling, general and administrative expenses paid to related parties are
  $188,928 and $185,715 and $377,850 and $371,430, respectively)..     7,047,919        7,551,745      14,261,330      15,351,096
Amortization expense .............................................       701,648          769,000       1,404,356       1,554,951
                                                                     -----------      -----------     -----------     -----------
  Income from operations .........................................     1,238,825        1,096,959       1,616,673       1,732,848

Interest income ..................................................        22,607           71,444          47,526         142,968
Interest expense--related parties ................................      (125,572)        (164,396)       (244,077)       (345,532)
Interest expense .................................................    (1,126,993)      (1,611,706)     (2,402,733)     (2,853,394)
Loss on sale of business .........................................             -       (7,863,831)              -      (7,863,831)
                                                                     -----------      -----------     -----------     -----------
  Income (loss) before income tax expense (benefit) ..............         8,867       (8,471,530)       (982,611)     (9,186,941)

Income tax expense (benefit) .....................................        83,260          207,870        (228,064)         76,592
                                                                     -----------      -----------     -----------     -----------


Net loss .........................................................   $   (74,393)     $(8,679,400)    $  (754,547)    $(9,263,533)
                                                                     ===========      ===========     ===========     ===========
Loss per share of common stock:

  Basic and diluted ..............................................   $     (0.01)     $     (0.89)    $     (0.08)    $     (0.96)

     The accompanying notes are an integral part of these financial statements.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30,


                                                                                                     2001               2000
                                                                                                     ----               ----
Cash flows from operating activities:
   Net loss ....................................................................                 $   (754,547)      $(9,263,533)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
       Loss on sale of business ................................................                            -         7,863,831
       Depreciation and amortization ...........................................                    2,787,728         2,965,031
       Amortization of deferred financing costs ................................                      282,404           464,178
       Allowance for doubtful accounts .........................................                      280,302             6,052
   Changes in operating assets and liabilities, excluding effects from acquisitions and dispositions:
       Accounts receivable .....................................................                   (6,671,549)       (1,405,441)
       Unbilled receivables ....................................................                   (1,940,652)         (978,122)
       Other assets ............................................................                      (61,077)           (9,960)
       Accounts payable and accrued expenses ...................................                    7,076,616         4,331,425
       Accrued interest and related party expenses .............................                      (12,606)       (1,279,859)
       Accrued salaries, wages and related benefits ............................                     (947,265)         (226,937)
       Deferred revenue ........................................................                     (505,483)         (744,040)
                                                                                                 ------------       -----------
       Net cash (used in) provided by operating activities .....................                     (466,129)        1,722,625
                                                                                                 ------------       -----------
Cash flows from investing activities:
   Additions to property and equipment .........................................                   (1,539,721)         (888,289)
   Net proceeds from sale of business ..........................................                            -         4,777,642
   Business acquisitions, net of cash acquired .................................                            -          (179,057)
                                                                                                 ------------       -----------
       Net cash (used in) provided by investing activities .....................                   (1,539,721)        3,710,296
                                                                                                 ------------       -----------
Cash flows from financing activities:
   Loan origination fees .......................................................                     (101,496)         (409,293)
   Payments on capital leases ..................................................                      (16,780)          (15,395)
   Proceeds from sale of common ................................................                            -           647,592
   Net borrowings (payments) under line of credit facility .....................                    1,441,182        (7,974,773)
   Payments on related party debt ..............................................                     (664,983)         (351,622)
                                                                                                 ------------       -----------
     Net cash provided by (used in) financing activities .......................                      657,923        (8,103,491)
                                                                                                 ------------       -----------
       Net decrease in cash and cash equivalents ...............................                   (1,347,927)       (2,670,570)
Cash and cash equivalents, beginning of period .................................                    1,926,140         4,706,380
                                                                                                 ------------       -----------
Cash and cash equivalents, end of period .......................................                 $    578,213       $ 2,035,810
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

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

2.   RECLASSIFICATIONS

     In the fourth quarter of 2000, the Company implemented the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenues in financial statements. As a result of the implementation, the Company reduced its revenues and cost of revenues for the three months and six months ended June 30, 2000 by $1,500,005 and $3,383,266, relating to medical education grant programs and licensing of American Medical Association ("AMA") databases.

      Certain reclassifications have been made to the June 30, 2000 consolidated financial statements to conform to the June 30, 2001 presentation.

3.   INCOME TAXES

     The effective tax rate used by the Company to record the income tax benefit of 23.21% for the six months ended June 30, 2001 differs from the federal statutory rate primarily due to state income taxes and non-deductible goodwill amortization.

4.   LOSSES PER COMMON SHARE

     Losses per common share are calculated as follows:

                                                                   For the Three Months Ended
                                                                   --------------------------
                                                 June 30, 2001                                       June 30, 2000
                                                 -------------                                       -------------
                                   (Loss)            Shares          Per Share         (Loss)           Shares         Per Share
                                 (Numerator)     (Denominator)        Amount        (Numerator)      (Denominator)       Amount
                                 -----------     -------------       ---------      -----------      -------------     ---------
Basic and diluted** ..........    $(74,393)        9,740,001          $(0.01)       $(8,679,400)       9,740,001        $(0.89)
                                  ---------        ---------          -------       ------------       ---------        -------

                                                                    For the Six Months Ended
                                                                    ------------------------
                                                 June 30, 2001                                      June 30, 2000
                                                 -------------                                      -------------
                                   (Loss)            Shares          Per Share         (Loss)           Shares         Per Share
                                 (Numerator)     (Denominator)        Amount        (Numerator)      (Denominator)       Amount
                                 -----------     -------------       ---------      -----------      -------------     ---------
Basic and diluted**...........   $(754,547)        9,740,001          $(0.08)       $(9,263,533)       9,634,239        $(0.96)
                                 ----------        ---------          -------       ------------       ---------        -------

** Since the effects of the Company's outstanding warrant, stock options and earnout contingency obligations are anti-dilutive for both the three and six months ended June 30, 2001 and 2000, these effects have not been included in the calculation of dilutive losses per common share.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

5.   SALE OF BUSINESS

     On June 9, 2000, the Company sold the assets and business of its Plano, Texas communications center for $5 million,(which included $250,000 held in escrow for 90 days from the closing). The escrowed amount was due to the Company provided that the buyer made no claim against the Company, as defined in the Purchase and Sale Agreement. No such claims were made against the Company and the $250,000 was paid to the Company. After adjusting for the net cost of the assets sold and for expenses associated with the sale, the Company realized a net loss of $7.9 million (including a write-off of intangible assets of $10.7 million). The communications center's revenues and operating income for the three months ended June 30, 2000 was $2,200,000 and $35,000, respectively, and for the six months ended June 30, 2000 was $4,500,000 and $(63,000), respectively.

6.   INDEBTEDNESS

     On April 3, 2001, the Company entered into the Fourth Amendment Agreement and Waiver (the "Fourth Amendment") to the Company's Credit Facility with the Bank Group. The Fourth Amendment (a) provides that the Bank Group waives the "Acknowledged Events of Default" and amends certain provisions of the Credit Facility and its accompanying amendments, including requiring the Company to meet new financial covenants; (b) limits the revolving committed amount to (i) $18.5 million through September 30, 2001, (ii) $18.2 million from October 1, 2001 through October 31, 2001, (iii) $17.9 million from November 1, 2001 through November 30, 2001, (iv) $17.5 million from December 1, 2001 through December 30, 2001 and (v) $17 million from and after December 31, 2001; (c) requires monthly installments of the principal on the term loan in the amount of $350,000 commencing on January 1, 2002 through December 31, 2002, with the remaining outstanding balance due on January 2, 2003; (d) requires the payment of $3 million in principal on March 31, 2002 which will pay down the term loan until it is fully satisfied and thereafter to pay down the revolving credit facility; (e) provides for the issuance of warrants in the amount of 12% of the Company's common equity, if the Company does not pay down at least 60% of the principal under the Credit Facility by March 31, 2002 and certain other events; and (f) requires the Company to hire an investment banker by May 15, 2001 to consider strategic alternatives. In addition, the financial covenants, as defined in the Fourth Amendment become increasingly more restrictive in 2001 and 2002. Management believes that the Company will be able to maintain compliance with such covenants during 2001. The stated interest rate on the outstanding Credit Facility is prime plus 3%. The Fourth Amendment expires on January 2, 2003.

     The required investment banker was hired on a timely basis. As of June 30, 2001, the Company had $0.9 million available under its Credit Facility.

7.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses or reserves with respect to such litigation and believes that their ultimate outcome will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

8.   WARRANT PAYABLE

     In connection with the Fourth Amendment to the Credit Facility as described in Note 6, the Company issued a warrant which entitles the Bank Group to purchase approximately 1.5 million shares of the Company's common stock at an exercise price of $.01 per share. The warrant expires on April 3, 2011.

     The warrant contains a "clawback" provision which allows the number of shares to be issued under the warrant to be reduced to the extent the Company makes voluntary prepayments which exceed $5 million in the aggregate on or before March 31, 2002 and there are no events of default on the Credit Facility. The number of shares to be issued under the warrant is reduced on a pro rata basis based on the ratio of (a) the aggregate amount of such prepayments prior to March 31, 2002, and (b) the total outstanding indebtedness of the Company prior to the application of such prepayments. In addition, if on or before March 31, 2002, the outstanding principal of the Term Loan plus the Aggregate Revolving Committed Amount is reduced to $13,920,635 or less, the number of shares to be issued under the warrant is reduced to zero.

The warrant also contains a put provision whereby the holders of the warrant can put the warrants to the Company for cash, based upon the difference between the fair value of the underlying common stock, as defined, and the exercise price, at the earliest of the following: (a) March 31, 2002, and (b) one of the following (i) the consummation of an Organic Change as defined in the Common Stock Purchase Warrant agreement (including a sale or a dilution of ownership of any subsidiary), (ii) the occurrence of a Change of Control of the Company, (iii) the consummation of a public offering by the Company, or (iv) the occurrence of an event of default, under the Credit Facility. The fair value of the underlying common stock for purposes of the put provision is defined as the average closing price of the Company's common stock for the thirty trading days immediately preceding the put date.

The estimated fair value of the warrant on April 3, 2001, the issuance date, was $1,519,974. Such amount was determined using a Black-Scholes pricing model and assumptions similar to those used for valuing the Company's stock options. Such amount was recorded as a deferred financing cost and is being amortized over the life of the Credit Facility. At June 30, 2001, the total fair value of the warrant was $1,426,298 using the model and similar assumptions. The adjustment to the liability for the put feature from the issuance date to June 30, 2001 was recorded as an adjustment to interest expense for the three and six months ended June 30, 2001.

9.   NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), "Goodwill and Other Intangibles Assets". FAS 141 (i) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (ii) establishes specific criteria for the recognition of intangible assets separately from goodwill; and (iii) requires unallocated negative goodwill to be written off. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 141 is effective for all business combinations initiated after June 30, 2001 and FAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of these statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

10.  SEGMENTS

     In accordance with FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company's reportable segments are strategic business units that offer different products and services to different industries throughout the United States.

     The table below presents information about the Company's reportable segments used by the chief operating decision-maker of the Company:

For the three months ended June 30,


                                        Pharmaceutical     Consumer       Other       Segment Total   Reconciliation      Total
                                        --------------     --------      ---------    -------------   --------------   ------------
2001
Revenues.............................      $20,735,185   $ 4,178,030    $1,215,430     $26,128,645     $        --     $26,128,645
Gross profit.........................        6,699,170     1,681,398       607,824       8,988,392              --       8,988,392
Earnings (losses) before income
   taxes, depreciation and
   amortization......................        3,803,256       (83,384)      (47,522)      3,672,350      (1,009,160)      2,663,190
Depreciation expense.................          429,116       273,990         6,417         709,523          13,194         722,717
Amortization expense.................          679,853            --        21,795         701,648              --         701,648

2000
Revenues.............................      $13,752,099   $ 8,335,106    $1,142,529     $23,229,734     $        --     $23,229,734
Gross profit.........................        5,699,211     3,076,890       641,603       9,417,704              --       9,417,704
Earnings before income taxes,
   depreciation and amortization.....        3,032,122       550,011       145,070       3,727,203      (1,189,119)      2,538,084
Depreciation expense.................          375,228       272,311        13,576         661,115          11,010         672,125
Amortization expense.................          682,312        64,893        21,795         769,000              --         769,000

For the six months ended June 30,


                                        Pharmaceutical     Consumer       Other       Segment Total   Reconciliation      Total
                                        --------------     --------      ---------    -------------   --------------   ------------
2001
Revenues..............................     $36,482,640   $ 9,518,631    $2,035,133     $48,036,404     $        --     $48,036,404
Gross profit..........................      12,304,825     3,911,824     1,065,710      17,282,359              --      17,282,359
Earnings (losses) before income
   taxes, depreciation and
   amortization.......................       6,023,729       418,245      (134,536)      6,307,438      (1,903,037)      4,404,401
Depreciation expense..................         853,439       489,583        12,639       1,355,661          27,711       1,383,372
Amortization expense..................       1,360,766             -        43,590       1,404,356              --       1,404,356

2000
Revenues..............................     $27,357,026   $17,440,408    $2,013,825     $46,811,259     $        --     $46,811,259
Gross profit..........................      10,837,787     6,639,447     1,161,661      18,638,895              --      18,638,895
Earning before income taxes,
   depreciation and amortization......       5,290,431     1,403,623       150,949       6,845,003      (2,147,124)      4,697,879

Depreciation expense..................         704,691       656,490        26,931       1,388,112          21,968       1,410,080
Amortization expense..................       1,361,827       149,533        43,591       1,554,951              --       1,554,951

ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

     Revenues for the Company increased $2.9 million, or 12.5%, to $26.1 million for the three months ended June 30, 2001, compared to $23.2 million for the three months ended June 30, 2000. Revenues for the Pharmaceutical Segment increased $6.9 million, or 50%, to $20.7 million for the three months ended June 30, 2001, compared to $13.8 million for the three months ended June 30, 2000. The increase was attributed to an increase in sample fulfillment shipments and an increase in medical meetings, which included higher reimbursable costs incurred due to client specifications. Revenues for the Consumer Segment decreased $4.1 million, or 49.4%, to $4.2 million for the three months ended June 30, 2001, compared to $8.3 million for the three months ended June 30, 2000. Excluding the sale of the Plano, Texas communications center in June 2000, the Consumer Segment revenues decreased $1.9 million. The decrease was attributed to the discontinued support of a database maintenance client and a temporary decrease in production hours due to the scheduled move of the Arlington, Virginia communications center to Hyattsville, Maryland, which was partially offset by a rate increase obtained from a major client.

     Cost of revenues for the Company increased $3.3 million, or 23.9%, to $17.1 million for the three months ended June 30, 2001, compared to $13.8 million for the three months ended June 30, 2000. Cost of revenues as a percentage of revenues increased to 65.5% for the three months ended June 30, 2001, compared to 59.5% for the three months ended June 30, 2000. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 67.6% for the three months ended June 30, 2001, compared to 58.7% for the three months ended June 30, 2000. The increase was attributed to an increase in medical meetings, which included higher reimbursable costs incurred due to client specifications. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 59.5% for the three months ended June 30, 2001, compared to 63.9% for the three months ended June 30, 2000. The decrease was attributed to a decrease in revenues due to the discontinued support of a database maintenance client and a decrease in payroll costs due to increase productivity, which was partially offset by a rate increase obtained from a major client.

     Selling, general and administrative expenses for the Company decreased $0.6 million, or 7.9%, to $7.0 million for the three months ended June 30, 2001, compared to $7.6 million for the three months ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenues for the Company decreased to 26.8% for the three months ended June 30, 2001, compared to 32.8% for the three months ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 15.9% for the three months ended June 30, 2001, compared to 21.7% for the three months ended June 30, 2000. The decrease was attributed to an increase in revenues and management's continued efforts to manage costs. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment increased to 47.6% for the three months ended June 30, 2001, compared to 33.7% for the three months ended June 30, 2000. Excluding the sale of the Plano, Texas communications center, selling, general and administrative expenses as a percentage of revenues for the Consumer Segment was 34.4%. The increase was attributed to a decrease in revenues due to the discontinued support of a database maintenance client, a decrease in production hours due to the scheduled move of the Arlington, Virginia communications center to Hyattsville, Maryland, which was partially offset by the streamlining of the Company's operations which resulted in a decrease in management personnel.

      Amortization expense for the Company decreased $0.1 million or 12.5%, to $0.7 million for the three months ended June 30, 2001, compared to $0.8 million for the three months ended June 30, 2000. The decrease was attributed to the sale of the Plano, Texas communications center in June 2000, which resulted in a write-off of $10.7 million in goodwill relating to that business.

     Net interest expense for the Company was $1.2 million for the three months ended June 30, 2001, compared to $1.7 million for the three months ended June 30, 2000. The decrease was the result of a decrease in the interest rate applicable to the Credit Facility and a decrease in the total amount of debt outstanding.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues for the Company increased $1.2 million, or 2.6%, to $48.0 million for the six months ended June 30, 2001, compared to $46.8 million for the six months ended June 30, 2000. Revenues for the Pharmaceutical Segment increased $9.1 million, or 33.2%, to $36.5 million for the six months ended June 30, 2001, compared to $27.4 million for the six months ended June 30, 2000. The increase was attributed to an increase in sample fulfillment shipments, an increase in medical meetings, which included higher reimbursable costs incurred due to client specifications, which was partially offset by a slow-down in pharmaceutical programs. Revenues for the Consumer Segment decreased $7.9 million, or 45.4%, to $9.5 million for the six months ended June 30, 2001, compared to $17.4 million for the six months ended June 30, 2000. Excluding the sale of the Plano, Texas communications center in 2000, the Consumer Segment revenues were $12.9 million for the six months ended June 30, 2000. The decrease was attributed to a decrease in revenues due to the discontinued support of a database maintenance client and a temporary decrease in production hours due to the scheduled move of the Arlington, Virginia communications center to Hyattsville, Maryland, which was partially offset by a rate increase obtained from a major client.

     Cost of revenues for the Company increased $2.6 million, or 9.2%, to $30.8 million for the six months ended June 30, 2001, compared to $28.2 million for the six months ended June 30, 2000. Cost of revenues as a percentage of revenues increased to 64.2% for the six months ended June 30, 2001, compared to 60.3% for the six months ended June 30, 2000. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 66.3% for the six months ended June 30, 2001, compared to 60.2% for the six months ended June 30, 2000. The increase was attributed to an increase in medical meetings, which included higher reimbursable costs incurred due to client specifications and a slow-down in pharmaceutical programs, which resulted in a temporary increase in personnel cost. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 58.9% for the six months ended June 30, 2001, compared to 62.1% for the six months ended June 30, 2000. Excluding the sale of the Plano, Texas communications center in 2000, cost of revenues as a percentage of revenues for the Consumer Segment was 61.5% for the six months ended June 30, 2000. The decrease was attributed to a decrease in revenues due to the discontinued support of a database maintenance client and a temporary decrease in production hours due to the scheduled move of the Arlington, Virginia communications center to Hyattsville, Maryland, which was partially offset by a rate increase obtained from a major client.

     Selling, general and administrative expenses for the Company decreased $1.1 million, or 7.1%, to $14.3 million for the six months ended June 30, 2001, compared to $15.4 million for the six months ended June 30, 2000. Selling, general and administrative expenses as a percentage of revenues for the Company decreased to 29.8% for the six months ended June 30, 2001, compared to 32.9% for the six months ended June 30, 2000. Selling, general, and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 19.5% for the six months ended June 30, 2001, compared to 23% for the six months ended June 30, 2000. The decrease was attributed to an increase in revenues and a continuing effort to manage costs. Selling, general, and administrative expenses as a percentage of revenues for the Consumer Segment increased to 42.1% for the six months ended June 30, 2001, compared to 33.9% for the six months ended June 30, 2000. Excluding the sale of the Plano, Texas Communications Center in 2000, selling, general and administrative expenses as a percentage of revenues for the Consumer Segment was 33.1% for the six months ended June 30, 2000. The decrease was attributed to a decrease in revenues due to the discontinued support of a database maintenance client, a decrease in production hours due to the scheduled moving of the Arlington, Virginia communications center to Hyattsville, Maryland, which was partially offset by the streamlining of the Company's operations which resulted in a decrease in management personnel.

     Amortization expense for the Company decreased $0.2 million or 12.5%, to $1.4 million for the six months ended June 30, 2001, compared to $1.6 million for the six months ended June 30, 2000. The decrease was attributed to the sale of the Plano, Texas communications center in June 2000, which resulted in a write-off of $10.7 million in goodwill relating to that business.

     Net interest expense for the Company was $2.6 million for the six months ended June 30, 2001, compared to $3.1 million for the six months ended June 30, 2000. The decrease is the result of a decrease in the interest rate applicable to the Credit Facility and a decrease in the total amount of debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had working capital of $2.5 million, a decrease of $5.2 million from $7.7 million at December 31, 2000. Cash and cash equivalents were $0.6 million at June 30, 2001, compared to $1.9 million at December 31, 2000.

     Net cash used in operating activities during the first half of 2001 was $0.5 million, compared to net cash provided by operating activities of $1.7 million during the first half of 2000. The increase in net cash used was mainly attributed to an increase in accounts payable partially offset by an increase in accounts receivable.

     The net cash used in investing activities during the first half of 2001 was $1.5 million, compared to net cash provided by investing activities of $3.7 million during the first half of 2000. The increase in net cash used was attributed to expenditures to upgrade the Company's facilities and install an inventory management system.

     Net cash provided by financing activities was $0.7 million for the first half of 2001, compared to net cash used in financing activities of $8.1 million for the first half of 2000. The increase in net cash provided by financing activities was attributed to payments made in the second quarter of 2000 to reduce the Credit Facility due to the sale of the Plano, Texas communications center compared to draws made on the Credit Facility during the first two quarters of 2001 to fund operations and capital expenditures.

     The Company believes that its cash and cash equivalents, as well as the cash provided by operations and the availability of funding under the Credit Facility, will be sufficient to fund its current operations, planned expenditures and anticipated growth of its existing business over the next twelve months.

     In addition, management believes it will be able to make the scheduled principal payments due under the Credit Facility commencing in 2002 with cash flows from operations and the availability of funding under the Credit Facility with the exception of the $3 million principal payment due on March 31, 2002. Management believes that only a portion of this principal payment will be funded from cash flows from operations and the remaining portion from another source to be determined by the Company.

Cautionary Statements Regarding Forward Looking Statements

     From time to time, including in this report, the Company may issue forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These statements represent the Company's current expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Such forward-looking statements include, among others, statements regarding proposed activities pursuant to agreements with clients; possible future strategic transactions; the Company's ability to take advantage of its recently entered into banking arrangements; future plans relating to the Company's growth strategy and business strategy; effects of the Company's cost reduction efforts; and trends or proposals of clients or relating to the industries which the Company serves. Such statements involve known or unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, include, but are not limited to, the following: reliance, to a significant extent, on a single industry - the pharmaceutical industry; the risk that the pharmaceutical industry will not experience growth; reliance on a limited number of major customers; the risk that the Company will be unable to comply with current credit arrangements, including the risk that the Company will be unable to repay the $3 million in principal due March 31, 2002, which failed repayment would result in significant penalties to the Company; the need for management of any growth that is achieved; competition from other third-party providers and those of the Company's clients and prospective clients who may decide to perform in-house the work that the Company does; industry consolidation which reduces the number of clients that the Company is able to serve; potential consumer saturation reducing the need for the Company's services; the Company's ability to launch new products or enter into strategic alliance agreements on a timely basis or at all; effects of the Company's loss of Nasdaq trading privileges; the possible limited nature of any beneficial effects of cost reduction actions undertaken by the Company; the ability of the recently hired financial advisor to assist the Company in its efforts to enter into strategic transactions to increase shareholder value; and the possible limited duration of significant agreements with the Company's clients. The Company assumes no duty to update any forward-looking statements. For a more detailed discussion of these risks and others that could affect the Company's results, see the Company's filings with the Securities and Exchange Commission, including the risk factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company's Credit Facility is subject to changes in interest rate as a result of changes in financial market. The Credit Facility bears interest at prime plus 3%. The outstanding principal balance on the Credit Facility was approximately $34.5 million as of June 30, 2001. Considering the total outstanding balance under the Credit Facility at June 30, 2001, a 1% change in the interest rate would result in an impact to pre-taxes earnings of approximately $0.3 million per year. The Company does not undertake any interest rate hedging, or similar transactions to mitigate its interest rate risk.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 20, 2001, the Company held its 2001 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders:

       1. The following six individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the Directors of the Company:

            Peter D. Bewley            For:                       7,444,900
                                       Withhold Authority:          825,716
            Liam S. Donohue            For:                       7,444,900
                                       Withhold Authority:          825,716
            Lee H. Edelstein           For:                       7,444,900
                                       Withhold Authority:          825,716
            Michael Dinkins            For:                       7,444,400
                                       Withhold Authority:          826,216
            Randall J. Lewis           For:                       7,444,900
                                       Withhold Authority:          825,716
            Shawkat Raslan             For:                       7,444,900
                                       Withhold Authority:          825,716

       2. The holders of 3,986,876 shares of common stock voted in favor of, the holders of 918,923 shares of common stock voted against, the holders of 105,618 shares of common stock abstained, and the holders of 3,259,199 shares of common stock unvoted (Broker Non-Votes), with respect to approval of a classified Board of Directors whereby the Board would be divided into three classes of directors serving staggard three-year terms. This matter did not pass as it required a majority vote.

       3. The holders of 8,155,017 shares of common stock voted in favor of, and the holders of 36,450 shares of common stock voted against, and the holders of 79,149 shares of common stock abstained, with respect to the ratification of the selection of PricewaterhouseCoopers LLP, independent certified public accountants, to serve as independent accountants for the Company for the year ended December 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Report on Form 8-K

     (i) Current Report on Form 8-K dated July 17, 2001, setting forth the press release containing information relating to our common stock trading on the OTC Bulletin Board.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ACCESS WORLDWIDE COMMUNICATIONS, INC.

  Date: August 14, 2001
                           By:            /s/     Michael Dinkins
                                -----------------------------------------------
                                Michael Dinkins, Chairman, President and
                                          Chief Executive Officer
                                        (principal executive officer)

  Date: August 14, 2001
                           By:            /s/     John Hamerski
                              -------------------------------------------------
                                    John Hamerski, Executive Vice President
                                            and Chief Financial Officer
                                  (principal financial and accounting officer)