Form 10-Q
period 2001-09-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2001-11-07
CIK 1048422

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________to _______________

                        Commission file number 0-23489
                     ACCESS WORLDWIDE COMMUNICATIONS, INC.
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

9,740,001 shares of Common Stock, $.01 par value, as of November 6, 2001

================================================================================

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                     INDEX

Part I--Financial Information

Item 1. Financial Statements
     Consolidated Balance Sheets-September 30, 2001 (unaudited) and December 31, 2000.........................     1
     Consolidated Statements of Operations (unaudited) -
       Three and Nine Months Ended September 30, 2001 and September 30, 2000..................................     2
     Consolidated Statements of Cash Flows (unaudited) - Nine Months Ended September 30, 2001
       and September 30, 2000.................................................................................     3
     Notes to Consolidated Financial Statements...............................................................   4-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.................  8-11

Item 3. Quantitative and Qualitative Disclosure About Market Risk.............................................    11

Part II--Other Information

Item 6. Exhibits and Reports on Form 8-K......................................................................    11
        Signatures............................................................................................    12

                         PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                              September 30,        December 31,
                                                                                                  2001                 2000
                                                                                                  ----                 ----
                                                                                               (Unaudited)
                                                                                               -----------
ASSETS
Current assets:
 Cash and cash equivalents................................................................    $    849,627        $  1,926,140
 Accounts receivable, net of allowance for doubtful accounts of $422,652 and $128,588,
   respectively...........................................................................      19,462,901          16,080,028
 Unbilled receivables.....................................................................       6,791,246           4,065,750
 Other assets, net........................................................................       2,428,418           2,700,029
                                                                                              ------------        ------------
   Total current assets...................................................................      29,532,192          24,771,947
 Property and equipment, net..............................................................      10,292,937          10,517,295
 Other assets, net........................................................................       1,520,479             617,722
 Intangible assets, net...................................................................      54,967,432          57,073,434
                                                                                              ------------        ------------
   Total assets...........................................................................    $ 96,313,040        $ 92,980,398
                                                                                              ============        ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
STOCK AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of indebtedness..........................................................    $  6,197,179        $     34,347
 Current portion of indebtedness-related parties..........................................       1,497,820           1,369,520
 Accounts payable and accrued expenses....................................................      15,372,303           9,867,226
 Accrued salaries, wages and related benefits.............................................       1,468,827           2,823,997
 Accrued interest and other related party expenses........................................          34,849              46,084
 Deferred revenues........................................................................       2,095,622           2,910,072
 Warrants payable.........................................................................       1,873,527                   -
                                                                                              ------------        ------------
   Total current liabilities..............................................................      28,540,127          17,051,246
Long-term portion of indebtedness.........................................................      28,837,997          33,029,154
Long-term portion of indebtedness-related parties.........................................       2,127,598           3,267,371
Other long-term liabilities...............................................................         343,098             379,671
Mandatorily redeemable preferred stock, $.01 par value, 2,000,000 shares authorized,
40,000 issued and outstanding.............................................................       4,000,000           4,000,000
                                                                                              ------------        ------------
   Total liabilities and mandatorily redeemable preferred stock...........................      63,848,820          57,727,442
                                                                                              ------------        ------------

Commitments and contingencies

Common stockholders' equity:
 Common stock, $.01 par value, voting, 20,000,000 shares authorized, 9,740,001
   shares issued and outstanding..........................................................          97,400              97,400
 Additional paid-in capital...............................................................      63,577,509          63,577,509
 Accumulated deficit......................................................................     (31,210,689)        (28,421,953)
                                                                                              ------------        ------------
   Total common stockholders' equity......................................................      32,464,220          35,252,956
                                                                                              ------------        ------------
   Total liabilities, mandatorily redeemable preferred stock and common
    stockholders' equity..................................................................    $ 96,313,040        $ 92,980,398
                                                                                              ============        ============


  The accompanying notes are an integral part of these consolidated financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three Months Ended           Nine Months Ended
                                                                   ------------------           -----------------
                                                                     September 30,                September 30,
                                                                     -------------                -------------
                                                                 2001           2000           2001           2000
                                                                 ----           -----          ----           ----
Revenues.....................................................  $17,496,975   $18,398,557    $65,533,379   $ 65,209,816
Cost of revenues (exclusive of depreciation).................   10,565,164    11,049,228     41,319,209     39,221,592
                                                               -----------   -----------    -----------   ------------
 Gross profit................................................    6,931,811     7,349,329     24,214,170     25,988,224
Selling, general and administrative expenses (selling,
 general and administrative expenses paid to related
 parties are $188,925 and $185,714 and $566,775 and
 $557,144, respectively).....................................    6,919,193     6,785,448     21,180,523     22,136,544
(Gain) loss on sale of business..............................            -      (250,000)             -      7,613,831
Amortization expense.........................................      701,647       702,709      2,106,003      2,257,660
                                                               -----------   -----------    -----------   ------------
  (Loss) income from operations..............................     (689,029)      111,172        927,644     (6,019,811)
Interest income..............................................      (17,713)      (91,459)       (65,239)      (234,427)
Interest expense-related parties.............................      115,714       127,150        359,791        472,682
Interest expense.............................................    1,645,995     1,224,957      4,048,728      4,078,351
Other expense................................................       60,000             -         60,000              -
                                                               -----------   -----------    -----------   ------------
  Loss before income tax (benefit) expense...................   (2,493,025)   (1,149,476)    (3,475,636)   (10,336,417)
Income tax (benefit) expense.................................     (458,836)      430,238       (686,900)       506,830
                                                               -----------   -----------    -----------   ------------
 Net loss....................................................  $(2,034,189)  $(1,579,714)   $(2,788,736)  $(10,843,247)
                                                               ===========   ===========    ===========   ============

Loss per share of common stock:

 Basic and diluted...........................................  $     (0.21)  $     (0.16)   $     (0.29)  $      (1.12)



  The accompanying notes are an integral part of these consolidated financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                               2001            2000
                                                                                               ----            ----
Cash flows from operating activities:
 Net loss...............................................................................   $(2,788,736)   $(10,843,247)
 Adjustments to reconcile net loss to net cash provided by operating activities:
   Loss on sale of business, net........................................................             -       7,613,831
   Depreciation and amortization........................................................     4,241,238       4,349,338
   Amortization of deferred financing costs.............................................       937,371               -
   Allowance for doubtful accounts......................................................       294,064          11,288
 Changes in operating assets and liabilities, excluding effects from acquisitions and dispositions:
   Accounts receivable..................................................................    (3,676,937)      1,246,421
   Unbilled receivables.................................................................    (2,725,496)       (746,416)
   Other assets.........................................................................       439,966         354,092
   Accounts payable and accrued expenses................................................     5,468,504       2,638,610
   Accrued interest and other related party expenses....................................       (11,235)     (1,296,673)
   Accrued salaries, wages and related benefits.........................................    (1,355,170)       (909,401)
   Deferred revenue.....................................................................      (814,450)        605,608
                                                                                           -----------    ------------
   Net cash provided by operating activities............................................         9,119       3,023,451
                                                                                           -----------    ------------

Cash flows from investing activities:
 Additions to property and equipment....................................................    (1,910,877)     (1,338,616)
 Net proceeds from sale of business.....................................................             -       4,777,642
 Business acquisitions, net of cash acquired............................................             -        (179,057)
                                                                                           -----------    ------------
   Net cash provided by investing activities............................................    (1,910,877)      3,259,969
                                                                                           -----------    ------------

Cash flows from financing activities:
 Deferred stock issuance and loan origination fees......................................      (134,957)       (502,431)
 Payments on capital leases.............................................................       (25,462)        (34,202)
 Proceeds from sale of common stock.....................................................             -         647,592
 Net borrowings (payments) under Credit Facility........................................     1,997,137      (9,360,261)
 Payments on related party debt.........................................................    (1,011,473)       (694,765)
                                                                                           -----------    ------------
   Net cash provided by (used in) financing activities..................................       825,245      (9,944,067)
                                                                                           -----------    ------------

   Net decrease in cash and cash equivalents............................................    (1,076,513)     (3,660,647)
 Cash and cash equivalents, beginning of period.........................................     1,926,140       4,706,380
                                                                                           -----------    ------------
 Cash and cash equivalents, end of period...............................................   $   849,627    $  1,045,733
                                                                                           ===========    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In the opinion of management, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.


2.  RECLASSIFICATIONS

     In the fourth quarter of 2000, the Company implemented the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As a result of the implementation, the Company reduced its revenues and cost of revenues for the nine months ended September 30, 2000 by $3,383,266 relating to medical educations grant programs and licensing of American Medical Association ("AMA") databases.

     Certain other reclassifications have been made to the September 30, 2000 consolidated financial statements to conform to the September 30, 2001 presentation. Such reclassifications did not change the Company's net loss or total common stockholder's equity as previously reported.

3.  INCOME TAXES

     The effective tax rate used by the Company to record the income tax benefit of 19.76% for the nine months ended September 30, 2001 differs from the federal statutory rate primarily due to state income taxes and non-deductible goodwill amortization.

4.  LOSSES PER COMMON SHARE

     Losses per common share are calculated as follows:

                                                              For the Three Months Ended
                                                              --------------------------
                                             September 30, 2001                       September 30, 2000
                                             ------------------                       ------------------
                                     (Loss)         Shares      Per Share     (Loss)         Shares      Per Share
                                   (Numerator)   (Denominator)   Amount     (Numerator)   (Denominator)   Amount
                                   -----------   ------------   ---------   -----------   ------------   ---------
Basic and diluted **.............  ($2,034,189)     9,740,001      ($0.21)  ($1,579,714)     9,740,001      ($0.16)
                                   ===========      =========      ======   ===========      =========      ======

                                                               For the Nine Months Ended
                                                               -------------------------
                                             September 30, 2001                       September 30, 2000
                                             ------------------                       ------------------
                                     (Loss)         Shares      Per Share      (Loss)         Shares      Per Share
                                   (Numerator)   (Denominator)   Amount     (Numerator)    (Denominator)   Amount
                                   -----------   ------------   ---------   ------------   ------------   ---------
Basic and diluted **.............  ($2,788,736)     9,740,001      ($0.29)  ($10,843,247)     9,669,493      ($1.12)
                                   ===========      =========      ======   ============      =========      ======

______________
** Since the effects of the Company's outstanding warrant, stock options and earnout contingencies are anti-dilutive for both the three and nine months ended September 30, 2001 and 2000, these effects have not been included in the calculation of dilutive losses per common share.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

5. SALE OF BUSINESS

     On June 9, 2000, the Company sold the assets and business of its Plano, Texas communications center for $5 million, (which included $250,000 held in escrow for 90 days from the closing). The escrowed amount was due to the Company provided that the buyer made no claims against the Company, as defined in the Purchase and Sale Agreement. No such claims were made against the Company and the $250,000 was paid to the Company. After adjusting for the net costs of the assets sold and the expenses associated with the sale, the Company realized a net loss of $7.6 million (including a write-off of intangible assets of $10.7 million). The Plano, Texas communications center's revenues and operating loss for the three months ended September 30, 2000 was $0 and ($134,000), respectively, and for the nine months ended September 30, 2000 was $4,465,000 and ($47,000), respectively.

6. INDEBTEDNESS

     On April 3, 2001, the Company entered into the Fourth Amendment Agreement and Waiver (the "Fourth Amendment") to the Company's Credit Facility with the Bank Group. The Fourth Amendment (a) provides that the Bank Group waive the "Acknowledged Events of Default" and amend certain provisions of the Credit Facility and its accompanying amendments, including requiring the Company to meet new financial covenants; (b) limits the revolving committed amount to (i) $18.5 million through September 30, 2001, (ii) $18.2 million from October 1, 2001 through October 31, 2001, (iii) $17.9 million from November 1, 2001 through November 30, 2001, (iv) $17.5 million from December 1, 2001 through December 30, 2001 and (v) $17 million from and after December 31, 2001; (c) requires monthly installments of principal on the term loan in the amount of $350,000 commencing on January 1, 2002 through December 31, 2002 with the remaining outstanding balance due on January 2, 2003; (d) requires the payment of $3 million in principal due on March 31, 2002 which will pay down the term loan until it is fully satisfied and thereafter to pay down the revolving credit facility; (e) provide for the issuance of warrants in the amount of 12% of the Company's common equity, if the Company does not pay down at least 60% of the principal under the Credit Facility by March 31, 2002 and certain defined events; and (f) requires the Company to hire an investment banker by May 15, 2001 to consider strategic alternatives. In addition the financial covenants in the Fourth Amendment, become increasingly more restrictive during 2001 and in 2002. Management believes that the Company will be to able maintain compliance with such covenants during 2001. The stated interest rate on the outstanding Credit Facility is at prime plus 3%. The Fourth Amendment expires on January 2, 2003.

     The required investment banker was hired on a timely basis. As of September 30, 2001, the Company had $0.3 million available under its Credit Facility.

7. COMMITMENTS AND CONTINGENCIES

     The Company is involved in legal actions arising in the ordinary course of business. The Company believes that it has adequate legal defenses or reserves with respect to such litigation and believes that their ultimate outcome will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

8. WARRANTS

     In connection with the Fourth Amendment to the Credit Facility as described in Note 6, the Company issued a warrant which entitles the Bank Group to purchase approximately 1.5 million shares of the Company's common stock at an exercise price of $0.01 per share. The warrant expires on April 3, 2011.

     The warrant contains a "clawback" provision which allows the number of shares to be issued under the warrant to be reduced to the extent the Company makes voluntary prepayments which exceed $5 million in the aggregate on or before March 31, 2002 and there are no events of default on the Credit Facility. The number of shares to be issued under the warrant is reduced on a pro rata basis based on the ratio of (a) the aggregate amount of such prepayments prior to March 31, 2002, and (b) the total outstanding indebtedness of the Company prior to the application of such prepayments. In addition, if on or before March 31, 2002 the outstanding principal of the term loan plus the aggregate revolving committed amount is reduced to $13,920,635 or less, the number of shares to be issued under the warrant is reduced to zero.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

     The warrant also contains a put provision whereby the holders of the warrant can put the warrant to the Company for cash, based upon the difference between the fair value of the underlying common stock, as defined, and the exercise price, at the earliest of the following: a) March 31, 2002, and (b) one of the following (i) the consummation of an Organic Change as defined in the Common Stock Purchase Warrant agreement (including a sale or a dilution of ownership of any subsidiary), (ii) the occurrence of a Change of Control of the Company, (iii) the consummation of a public offering by the Company, or (iv) the occurrence of an event of default, under the Credit Facility. The fair value of the underlying common stock for the purposes of the put provision is defined as the average closing price of the Company's common stock for the thirty trading days immediately preceding the put date.

     The estimated fair value of the warrant on April 3, 2001, the issuance date, was $1,519,974. Such amount was determined using a Black-Scholes pricing model and assumptions similar to those used for valuing the Company's stock options. Such amounts was recorded as a deferred financing cost and is being amortized over the life of the Credit Facility. As of September 30, 2001, the estimated fair value of the warrant was $1,873,527 using the model and similar assumptions. The adjustment to the liability for the put feature from the issuance date to September 30, 2001 was recorded as an adjustment to interest expense for the three and nine months ended September 30, 2001.


9. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), "Business Combinations" and No. 142 ("FAS 142"), Goodwill and Other Intangible Assets" (collectively, "the statements"). FAS 141 (i) requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; (ii) establishes specific criteria for the recognition of intangible assets separately from goodwill; and (iii) requires unallocated negative goodwill to be written off. FAS 142, primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 141 is effective for all business combinations initiated after June 30, 2001 and FAS 142 is effective for all fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, that the adoption of these statements will have on the Company.

     In October 2001, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 144 ("FAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and requires (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. FAS 144 is effective for fiscal years begining after December 15, 2001. The Company is currently assessing the impact, if any, of the adoption of this statement.

10.SEGMENTS

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

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

     The table below presents information about the Company's reportable segments used by the chief operating decision-maker of the Company:

For the three months ended September 30,

                                                                             Segment
                                  Pharmaceutical   Consumer      Other        Total     Reconciliation      Total
                                  --------------  -----------  ----------  -----------  ---------------  -----------
2001
Revenues........................     $12,236,832   $4,088,960  $1,171,183  $17,496,975     $        --   $17,496,975
Gross profit....................       4,775,599    1,536,292     619,920    6,931,811              --     6,931,811
Earnings before interest,
 taxes, depreciation and
 amortization...................       1,704,111      138,137      76,525    1,918,773      (1,154,292)      764,481


Depreciation expense............         454,170      278,816       4,692      737,678          14,185       751,863
Amortization expense............         679,852           --      21,795      701,647              --       701,647

2000
Revenues........................     $11,101,472   $6,071,374  $1,225,711  $18,398,557     $        --   $18,398,557
Gross profit....................       4,627,634    2,152,606     569,089    7,349,329              --     7,349,329
Earnings before interest,
 taxes, depreciation and
 amortization*..................       1,767,364      322,131     124,969    2,214,464        (968,984)    1,245,480


Depreciation expense............         430,361      224,450      13,648      668,459          13,140       681,599
Amortization expense............         680,914            -      21,795      702,709             ---       702,709

For the nine months ended September 30,

                                                                              Segment
                                  Pharmaceutical   Consumer       Other        Total      Reconciliation      Total
                                  --------------  -----------  -----------  ------------  ---------------  -----------
2001
Revenues........................     $48,719,472  $13,607,591  $3,206,316   $ 65,533,379     $        --   $65,533,379
Gross profit....................      17,080,424    5,448,116   1,685,630     24,214,170              --    24,214,170
Earnings (losses) before
 interest, taxes, depreciation
 and amortization...............       7,727,840      528,671     (58,011)     8,198,500      (3,029,618)    5,168,882


Depreciation expense............       1,307,609      768,399      17,331      2,093,339          41,896     2,135,235
Amortization expense............       2,040,618            -      65,385      2,106,003              --     2,106,003

2000
Revenues........................     $38,458,498  $23,511,782  $3,239,536   $ 65,209,816     $        --   $65,209,816
Gross profit....................      15,465,421    8,792,053   1,730,750     25,988,224              --    25,988,224
Earnings before interest,
 taxes, depreciation and
 amortization*..................       7,016,323    1,767,225     275,918      9,059,466      (3,116,108)    5,943,358


Depreciation expense............       1,135,050      880,940      40,580      2,056,570          35,108     2,091,678
Amortization expense............       2,042,740      149,535      65,385      2,257,660              --     2,257,660

*  Excluding the (gain) loss on sale of business.

ITEM 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

     Revenues for the Company decreased $0.9 million, or 4.9%, to $17.5 million for the three months ended September 30, 2001, compared to $18.4 million for the three months ended September 30, 2000. Revenues for the Pharmaceutical Segment increased $1.1 million, or 9.9%, to $12.2 million for the three months ended September 30, 2001, compared to $11.1 million for the three months ended September 30, 2000. The increase in revenues was primarily attributable to an increase in sample fulfillment shipments and an increase in the number of medical meetings, which included higher reimbursement costs incurred due to client specifications, which were offset by a slow-down in pharmaceutical programs performed. Revenues for the Consumer Segment decreased $2.0 million, or 32.8%, to $4.1 million for the three months ended September 30, 2001, compared to $6.1 million for the three months ended September 30, 2000. The decrease was attributed to the discontinued support of a database maintenance client in the fourth quarter of 2000 which has not been fully replaced, a reduction of production hours due to the September 11 attacks, a slow-down in the economy and regulatory hurdles faced by one of our clients, which results in campaigns being delayed.

     Cost of revenues for the Company decreased $0.4 million, or 3.6%, to $10.6 million for the three months ended September 30, 2001, compared to $11.0 million for the three months ended September 30, 2000. Cost of revenues as a percentage of revenues increased to 60.6% for the three months ended September 30, 2001, compared to 59.8% for the three months ended September 30, 2000. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 61.5% for the three months ended September 30, 2001, from 58.6% for the three months ended September 30, 2000. The increase was attributed to an increase in the number of medical meetings, which included higher reimbursable costs incurred due to client specifications, which were partially offset by improved margins at the Company's sample fulfillment business. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 63.4% for the three months ended September 30, 2001, compared to 63.9% for the three months ended September 30, 2000. The decrease was attributed to a decrease in revenues due to the discontinued support of a database maintenance client in the fourth quarter of 2000, which has not been fully replaced and the decrease in revenues attributed to the September 11 attacks.

     Selling, general and administrative expenses for the Company increased $0.1 million, or 1.5%, to $6.9 million for the three months ended September 30, 2001, compared to $6.8 million for the three months ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 39.4% for the three months ended September 30, 2001, compared to 37.0% for the three months ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 28.7% for the three months ended September 30, 2001, compared to 29.7% for the three months ended September 30, 2000. The decrease was attributed to an increase in revenues and management's continued efforts to manage costs partially offset by a slow-down in pharmaceutical programs performed. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment increased to 41.5% for the three months ended September 30, 2001, compared to 34.4% for the three months ended September 30, 2000. The increase was attributed to a decrease in revenues due to the discontinued support of a database maintenance client in the fourth quarter of 2000, which has not been fully replaced, the decrease in revenues attributed to the September 11 attacks offset by management's continued cost control efforts.

     Amortization expense for the Company remained the same at $0.7 million for the three months ended September 30, 2001 and 2000.

     Net interest expense for the Company increased $0.4 million, or 30.8%, to $1.7 million for the three months ended September 30, 2001, compared to $1.3 million for the three months ended September 30, 2000. The increase was attributed to interest expense recorded to adjust the value of the warrant issued to the Bank Group to its fair market value and an increase in the total amount of debt outstanding offset by the effects of a decrease in the prime interest rate.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

     Revenues for the Company increased $0.3 million, or less than one percent, to $65.5 million for the nine months ended September 30, 2001, compared to $65.2 million for the nine months ended September 30, 2000. Revenues for the Pharmaceutical Segment increased $10.2 million, or 26.5%, to $48.7 million for the nine months ended September 30, 2001, compared to $38.5 million for the nine months ended September 30, 2000. The increase was attributed to an increase in sample fulfillment shipments and the number of medical meetings, which included higher reimbursable costs incurred due to client specifications, which were partially offset by a slow-down in pharmaceutical programs performed. Revenues for the Consumer Segment decreased $9.9 million, or 42.1%, to $13.6 million for the nine months ended September 30, 2001, compared to $23.5 million for the nine months ended September 30, 2000. Excluding revenues from the Plano, Texas communications center that was sold in June of 2000, the Consumer Segment revenues were $19 million for the nine months ended September 30, 2000. The decrease is attributed to the discontinued support of a database maintenance client in the fourth quarter of 2000, which has not been fully replaced, a reduction of production hours due to the September 11 attacks and a general slow-down in the economy.

     Cost of revenues for the Company increased $2.1 million, or 5.4%, to $41.3 million for the nine months ended September 30, 2001, compared to $39.2 million for the nine months ended September 30, 2000. Cost of revenues as a percentage of revenues increased to 63.1% for the nine months ended September 30, 2001, from 60.1% for the nine months ended September 30, 2000. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 64.9% for the nine months ended September 30, 2001, compared to 59.7% for the nine months ended September 30, 2000. The increase was attributed to an increase in the number of medical meetings, which included higher reimbursable costs incurred due to client specifications and a slow-down in pharmaceutical programs performed, which resulted in a temporary increase in personnel costs. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 60.3% for the nine months ended September 30, 2001, compared to 62.6% for the nine months ended September 30, 2000. Excluding cost of revenues from the Plano, Texas communications center that was sold in June of 2000, cost of revenues as a percentage of revenues for the Consumer Segment was 62.6% for the nine months ended September 30, 2000. The decrease was attributed to a continued effort by management to keep direct costs in line with with revenues, partially offset by a decrease in revenues due to the discontinued support of a database maintenance client in the fourth quarter of 2000, which has not been fully replaced.

     Selling, general and administrative expenses for the Company decreased $0.9 million, or 4.1%, to $21.2 million for the nine months ended September 30, 2001, compared to $22.1 million for the nine months ended September 30, 2000. Selling, general and administrative expenses as a percentage of revenues for the Company decreased to 32.4% for the nine months ended September 30, 2001, compared to 33.9% for the nine months ended September 30, 2000. Selling, general, and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 22.0% for the nine months ended September 30, 2001, compared to 24.9% for the nine months ended September 30, 2000. The decrease was attributed to an increase in revenues and a continued effort to manage costs without affecting the Company's ability to operate its businesses. Selling, general, and administrative expenses as a percentage of revenues for the Consumer Segment increased to 41.9% for the nine months ended September 30, 2001, compared to 33.6% for the nine months ended September 30, 2000. Excluding selling, general and administrative expenses from the Plano, Texas communications center that was sold in June of 2000, selling, general and administrative expenses as a percentage of revenues was 32.6% for the nine months ended September 30, 2000. The increase was attributed to a decrease in revenues due to the discontinued support of a database maintenance client in the fourth quarter of 2000, which has not been fully replaced offset by the streamlining of the Company's operations which resulted in a decrease in management personnel.

     Amortization expense for the Company decreased $0.2 million, or 8.7%, to $2.1 million for the nine months ended September 30, 2001, compared to $2.3 million for the nine months ended September 30, 2000. The decrease was attributed to the sale of the Plano, Texas communications center in June 2000, which resulted in a write-off of $10.7 million in goodwill related to that business.

     Net interest expense for the Company remained the same at $4.3 million for the nine months ended September 30, 2001 and 2000, respectively. Net interest expense was impacted by interest expense recorded to adjust the value of the warrant issued to the Bank Group to its fair market value and an increase in the total amount of debt outstanding offset by the effects of a decrease in the prime interest rate.

Liquidity and Capital Resources

     The Company's working capital decreased $6.7 million, to 1.0 million at September 30, 2001, compared to $7.7 million at December 31, 2000. Cash and cash equivalents were $0.8 million at September 30, 2001, compared to $1.9 million as of December 31, 2000.

     Net cash provided by operating activities was $9,119 for the nine months ended September 30, 2001, compared to $3.0 million for the nine months ended September 30, 2000. Excluding the $7.6 million non-cash adjustment relating to a net loss realized on the sale of the Plano, Texas communication center in 2000 (See note 5), the decrease in cash provided by operating activities was mainly attributed to an increase in accounts payable and accrued expenses offset by an increase in accounts receivables and unbilled receivables.

     The net cash used in investing activities was $1.9 million for the nine months ended September 30, 2001, compared to net cash provided by investing activities of $3.3 million for the nine months ended September 30, 2000. The increase in cash used in investing activities was attributed to expenditures to upgrade the Company's facilities and install an inventory management system.

     Net cash provided by financing activities was $0.8 million for the nine months ended September 30, 2001, compared to net cash used in financing activities of $9.9 million for the nine months ended September 30, 2000. The increase in cash provided by financing activities was attributed to payments made to reduce the Credit Facility due to the sale of the Plano, Texas communications center in 2000 compared to draws made on the Credit Facility to fund operations and capital expenditures in 2001.

     The Company believes that its cash and cash equivalents, as well as the cash provided by operations and the availability of funding under the Credit Facility, will be sufficient to fund its current operations, planned expenditures and anticipated growth of its existing business over the next twelve months.

     In addition, management believes it will be able to make scheduled principal payments due under the Credit Facility commencing in 2002 with cash flow from operations and the availability of funding under the Credit Facility with the exception of the $3 million principal payment due on March 31, 2002. Management believes that only a portion of this principal payment will be able to be funded from cash flows from operations. The remaining portion of the $3 million principal payment will be required to be funded from alternative sources.

Cautionary Statements Regarding Forward Looking Statements

From time to time, including in this report, the Company may issue forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements represent the Company's current expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Such forward-looking statements include, among others, statements with respect to strategic alternatives for the Company; statements regarding the Company's ability to fund its current operations, planned expenditures and anticipated growth over the next twelve months; statements regarding the Company's ability to make principal payments due under the Credit Facility; statements regarding proposed activities pursuant to agreements with clients; the effects of personnel additions; possible future strategic transactions; the Company's ability to take advantage of its recently entered into banking arrangements; future plans relating to the Company's growth strategy and business strategy; effects of the Company's cost reduction efforts; and trends or proposals of clients or relating to the industries which Access Worldwide serves. Such statements involve known or unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, include, but are not limited to, the following: the lack of interest by any third party in acquiring any of the businesses that the Company may seek to divest; reliance, to a significant extent, on a single industry - the pharmaceutical industry; the risk that the pharmaceutical industry will not experience growth; reliance on a limited number of major customers; the Company's ability to comply with current credit arrangements, including significant penalties for failure to make certain payments by March 31, 2002; the need for management of any growth that is achieved; competition from other third-party providers and those of the Company's clients and prospective clients who may decide to perform in-house the work that the Company does; industry consolidation which reduces the number of clients that the Company is able to serve; potential consumer saturation reducing the need for the Company's services; the Company's ability to launch new products or enter into strategic alliance agreements on a timely basis or at all; effects of loss of Nasdaq listing privileges; the possible limited nature of any beneficial effects of cost reduction actions undertaken by the Company; the ability of the Company's financial advisors to assist the Company in its efforts to enter into strategic transactions to increase shareholder value; the possible effect on the economy, in general, and the Company, in particular, of the terrorist attacks of September 11, 2001; and the possible limited duration of significant agreements with the Company's clients. The Company assumes no duty to update any forward-looking statements. For a more detailed discussion of these risks and others that could affect the Company's results, see the Company's filings with the Securities and Exchange Commission, including the risk factors section of Access Worldwide's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

The Company's Credit Facility is subject to market risk and interest rate changes. The Credit Facility bears interest at prime plus 3%. The outstanding principal balance on the Credit Facility was approximately $35 million at September 30, 2001. Considering the total outstanding balance under the Credit Facility at September 30, 2001, a 1% change in interest rate would result in an impact to pre-tax earnings of approximately $0.4 million per year. The Company does not undertake any interest rate hedging, or similar transactions to mitigate its interest rate risk.

In addition, the Company's warrants payable is subject to market risks based on the fair value of the Company's common stock.

PART II   OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)       Report on Form 8K

          (i) Current Report on Form 8K dated July 17, 2001, setting forth the press release containing information relating to our common stock trading on the OTC Bulletin Board.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date:   November 7, 2001

                                   By:          /s/ Michael Dinkins
                                       -----------------------------------------
                                         Michael Dinkins, President and Chief
                                             Executive Officer (Principal
                                                  Executive Officer)



Date:   November 7, 2001

                                   By:            /s/ John Hamerski
                                       -----------------------------------------
                                              John Hamerski, Executive Vice
                                         President and Chief Financial Officer
                                                (Principal Financial and
                                                   Accounting Officer)