Form 10-K
period 2001-12-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2002-04-12
CIK 1048422

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

x  ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

           For the transition period from            to            .

                        Commission file number 0-23489

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                      52-1309227

-----------------------------------       --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

4950 Communication Avenue, Suite 300
       Boca Raton, Florida                                 33431

------------------------------------      --------------------------------------
(Address of principal executive offices)                 (Zip Code)


     (Registrant's telephone number, including area code) (561) 226-5000
                                                           -------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class.                  Name of each exchange on which registered.

---------------------                -------------------------------------------
       None.                                            None.

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.01 par value
                        -------------------------------
                               (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X       No ________
                        -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2002 was approximately $4,459,963.

    The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of March 27, 2002 was 9,740,001 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the Registrant's Proxy Statement to be filed with respect to the 2002 Annual Meeting of Stockholders and to be filed no later than April 30, 2002.

                                TABLE OF CONTENTS

Part I                                                                                   Page
Item 1.  Business....................................................................      1
Item 2.  Properties..................................................................     13
Item 3.  Legal Proceedings...........................................................     13
Item 4.  Submission of Matters to a Vote of Security Holders.........................     14

Part II
Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.......     14
Item 6.  Selected Financial Data.....................................................     15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations...............................................................     17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk..................     25
Item 8.  Financial Statements and Supplementary Data.................................     25
Item 9.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosures.......................................................   F-25

Part III
Item 10. Directors and Executive Officers of the Registrant..........................   F-25
Item 11. Executive Compensation......................................................   F-25
Item 12. Security Ownership of Certain Beneficial Owners and Management..............   F-25
Item 13. Certain Relationships and Related Transactions..............................   F-25

Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............   F-25
         Index to Exhibits...........................................................   F-27
         Signatures..................................................................   F-31

PART I

Item 1.    Business

General

     Founded in 1983, Access Worldwide Communications, Inc. ("Access Worldwide," "we," "our," "us," or the "Company" refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs in the pharmaceutical, telecommunications and consumer products industries to clients in various countries. We offer services that help our clients attract new customers, maintain existing customer relationships and increase customer loyalty and retention. We believe that our ability to provide both strategic and tactical solutions, supported by systems and technology, helps to differentiate us in the highly fragmented outsourced marketing services industry.

     Currently, the Company is comprised of the following two principal business segments:

     Pharmaceutical Marketing Services ("Pharmaceutical"), consisting of the AM Medica Communications Group ("AM Medica") and TMS Professional Markets Group ("TMS") (pharmaceutical division) that provide outsourced services, including medical education, medical publishing, pharmacy stocking and clinical trial recruitment to the pharmaceutical and medical industries.

     Consumer and Business Services ("Consumer"), consisting of the TelAc Teleservices Group ("TelAc") and TMS (consumer and business-to-business divisions), that provide multilingual consumer telemarketing services to clients in the telecommunications and consumer products industries.

     Until February 2002, the Pharmaceutical segment included pharmaceutical sample distribution services offered by our Phoenix Marketing Group ("Phoenix"), which was acquired by Express Scripts, Inc. on February 25, 2002. In addition, we had a third, smaller business segment through January 2002, Strategic Research Services, that consisted of our Cultural Access Group ("CAG"), which was acquired by LuminaAmericas, Inc. on January 31, 2002, that provided quantitative and qualitative market research to clients in various countries.

Pharmaceutical Marketing Services
---------------------------------

     Our services enable us to help our clients influence physicians, inform pharmacists, involve patients and impact sales by educating audiences on new drug launches, medical devices and procedures and prescribing indications. Our current services are described below.

Education Programs:

     We work with pharmaceutical clients to educate healthcare practitioners about drugs, devices and procedures in the following meeting formats: scientific symposia, interactive workshops, university programs, fellows programs, investigator/research meetings, satellite programs, roundtables, advisory board meetings and sales training programs.

     In the last 15 years, we have organized a total of more than 1,500 domestic and international medical meetings of various sizes and offered a wide range of pre-program, program and post-program services. In organizing these meetings, we work with some of the medical industry's most prominent associations including the American Academy of Family Physicians, American Heart Association and the National Medical Association.

     In addition to meeting planning services, we provide editorial support by assigning editors to work closely with program faculty and clients in the planning and execution of program content. Our goals are to develop effective and valuable scientific programs while providing support for faculty in their research and presentation development. Our largest medical education client Pfizer, Inc. ("Pfizer") accounted for $17.0 million, or 20.9%, of our revenues in 2001.

Physician Product Detailing:

     We contact physicians on behalf of pharmaceutical companies and inform ("detail") doctors on new medications, prescribing indications and product recalls. Our detailing services target physician prescribing habits and are often used in conjunction with pharmaceutical clients' existing sales forces.

     We have a particular expertise in remote physician coverage and vacant territory management. In our remote physician coverage programs, we contact difficult-to-reach physicians, those that often are located in geographically remote areas or high crime urban centers. Over the phone, our employees deliver a professional product message, provide pharmaceutical sample fulfillment and respond to the needs of physicians.

     Through our vacant territory management programs, we offer a cost effective way for pharmaceutical companies to reach physicians in sales territories that do not have sales representatives assigned to them. Through this service, we provide account maintenance, product sampling, product detailing and new product launch services.

Pharmacy Product Detailing:

     On behalf of our clients, we provide information to pharmacists on new products and new indications for existing products. Our pharmacy programs reach non-warehousing chain pharmacies, as well as regional chains, hospitals, nursing home providers and independent retail pharmacies. Our comprehensive shipping program can often reach and secure distribution to two-to-four times more pharmacies than traditional wholesaler programs.

Patient Education:

     We provide information on behalf of pharmaceutical clients to patients and their families who are enrolled in caregiver support programs. We are also experienced in medical device replacement programs and we have helped refer patients to physicians that are participating in clinical trials.

Medical Publishing:

     We offer a range of services that include: development of manuscripts, consultation with guest authors, copy editing and proofreading, design, layout and production, printing and custom mail programs. If a client so requests, the end result can be an original paper for journal publications, newsletters or sales training programs.

     We have aided in the creation of original articles and supplements that have appeared in leading journals such as the American Journal of Cardiology, Journal of the American Association of Physician Assistants and The Consultant Pharmacist.

Medical Audiovisual Programs:

     We offer film, slide and video programs that are suited to many kinds of product messages. Clients utilize our audiovisual services to produce slide/lecture programs, videotapes, audiotapes and teleconferences. Upon request, we can provide scripting, casting, animation and pre and post-production services.

Pharmacy Stocking:

     We provide a stocking service that helps pharmaceutical companies contact pharmacists and place drugs in pharmacies across the country. Through INSTOCK
(SM), our pharmacy stocking service, we can target the 20,000 independent pharmacies located nationwide. This service addresses what we believe is a need within the industry to reach pharmacists at non-chain locations during the launch phase of new products. Independent pharmacies account for 30% of the pharmaceutical market and is often untapped by traditional stocking programs.

     The INSTOCK program begins with pharmaceutical databases of pharmacists that are updated daily. Using this contact information, appropriately trained employees call independent pharmacists to present and explain a client's new product, new indication or product line extension. Incentives for immediately stocking the product are communicated with the pharmacists and any orders are taken. These orders are processed through the pharmacy's regional wholesaler. The stocking incentives consist mainly of cash rebates. Through relationships with wholesale distribution centers in various states in the United States, we have the ability to confirm that orders are fulfilled within 15 to 20 business days.

Clinical Trial Recruitment:

     We assist pharmaceutical companies in recruiting prospective patients for clinical trials of new drugs. Our direct experience with recruitment screening has included several studies for disease states including, among others, lung cancer and

Parkinson's disease. Our management team has additional experience in the clinical arena that includes trials for arthritis, genital herpes, breast cancer, diabetes, bi-polar disorder, influenza and emphysema. Depending on client needs, we can provide a variety of seamless recruitment services or execute one or more facets of a clinical trial campaign, including script preparation, physician referrals, site support and database management.

Prior Sample Fulfillment Services:

     Prior to our sale of Phoenix in February 2002, our services included the annual shipping of millions of drug and literature samples from our sample fulfillment centers in New Jersey. From those sampling centers, we distributed drugs and product literature by mail to medical personnel on behalf of pharmaceutical companies. The "single-loop" system validated all requests for drugs using state licenses, American Medical Association and Drug Enforcement Administration databases. Valid shipping manifests and labels were generated as we picked, packed and shipped samples to targeted medical practitioners. Follow-up letters were produced, driven by an automatic reject system. The system processed and stored acknowledgements of delivery, closing the sample fulfillment loop. Returned products were quarantined and processed for destruction. A destruction acknowledgement closed the returned goods loop. Our largest sample fulfillment client, AstraZeneca PLC ("AstraZeneca"), accounted for $19.3 million, or 23.8% of our revenues in 2001. Phoenix was the major provider of services to AstraZeneca. Accordingly, after we sold Phoenix, we ceased to perform most of the services we had been performing for AstraZeneca.

     Phoenix accounted for $28.4 million, or 35.0%, of our revenues for the year ended December 31, 2001, $22.1 million, or 25.3%, of our revenues for the year ended December 31, 2000 and $15.7 million, or 19.3%, of our revenues for the year ended December 31, 1999. Phoenix's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined in Note 19 was $5.3 million, or 85.5% of our EBITDA for the year ended December 31, 2001, $1.9 million, or 28.8% of our EBITDA for the year ended December 31, 2000 and $1.1 million, or 30.6% of our EBITDA for the year ended December 31, 1999.

Consumer and Business Services
------------------------------

     We provide marketing programs in the business-to-consumer and business-to-business services contexts, including marketing telecommunications services on behalf of various providers, which are aimed at enabling our clients to access new markets, acquire new customers and satisfy existing customers.

     We can reach the growing multicultural markets in the United States with more than 900 multilingual customer service and telesales professionals in three communication centers. We use multilingual software, translated into 15 languages, to access up to 50,000 multilingual households daily. Our multicultural and multilingual staff can execute consumer services programs in a variety of languages, including Korean, Mandarin, Spanish and Vietnamese.

     We offer our clients customer services to retain existing client's customers, win-back programs to reestablish relationships with our client's former customers and acquisition campaigns to attract prospective new customers. Our largest teleservices client, Sprint Corporation ("Sprint") accounted for $11.1 million, or 13.7% of our revenues in 2001.

Prior Segment
-------------

     Prior to the sale of CAG to LuminaAmericas, Inc. on January 31, 2002, we provided in-language, in-culture market research services and consulting services to Fortune 500 companies in a variety of industries. The research services encompassed market area profiles, target audience segmentation, marketing and advertising effectiveness, culture market opportunity assessment, new product concepting and testing, awareness, attitude and usage studies, opinion polling, readership and viewership studies, and customer satisfaction surveys. These activities accounted for $4.5 million, or 5.6%, of our revenues for the year ended December 31, 2001, $4.3 million, or 4.9%, of our revenues for the year ended December 31, 2000, and $4.3 million, or 5.3% of our revenues for the year ended December 31, 1999. EBITDA for these activities was $(0.3) million, or (4.8)% of our EBITDA for the year ended December 31, 2001, $0.08 million, or 1.2% of our EBITDA for the year ended December 31, 2000 and $(0.2) million, or (5.6%) of our EBITDA for the year ended December 31, 1999.

Technology & Infrastructure
---------------------------

     We have a technology infrastructure that includes an Intranet platform and a Java Enabled Scripting System. The system has four key functions; 1) sales support and data entry of Internet orders, 2) full computer telephony integration functionality, 3) data systems and support and 4) HTML and database updates.

     In addition, we have Rockwell Spectrum Automatic Call Distributors ("ACD") located at our communication centers. The ACD switch technology allows a center to handle inbound calls with a great deal of flexibility with respect to staffing or complexity of calls. The equipment also expands the scope of services to include larger and more complex sales campaigns.

     The ACD with the "Personal Greeting" feature allows one-to-one communicators to greet each caller with exactly the same message in the correct language. The ACD also provides daily reporting of calls by the half-hour and ability to track the marketing source to which the caller is responding.

     Our Intranet technology platform delivers multilingual scripting (character and non-character based). Secured and parallel Internet connectivity at individual workstations enables Web access, when appropriate.

Industry Overview
-----------------

     The outsourced marketing services industry has grown in recent years and now includes a variety of companies offering a range of communication services. Marketing companies now include large advertising agencies, international and regional communication centers, boutique firms and multi-billion dollar national consulting conglomerates.

     Based on data from the Direct Marketing Association, a trade association for users and suppliers in the direct, database and interactive marketing fields, U.S. sales revenue attributable to direct marketing reached $1.7 trillion in 2000 and is expected to grow by 9.6% annually to reach $2.7 trillion by 2005.

     Pharmaceutical companies spend substantial sums annually on promotional and marketing meetings and events, including peer-to-peer meetings, symposia, third-party events and teleconferences. Pharmaceutical companies have relied for many years on third party providers of promotional, marketing and educational conferencing services. It has been reported in recent years that changes in the pharmaceutical industry have led to greater outsourcing of promotional and sales logistic functions.

     These expenditures reflect the trend of companies to turn to third party marketing and communications organizations to provide integrated services across multiple disciplines, such as medical education, multilingual communications and pharmaceutical marketing. These integrated services offer a consistent presence, which can maximize the effectiveness of each client's message, and better coordinate marketing activities.

     At the same time, providers of promotional, marketing and educational services to such companies have broadened their means of communicating with target audiences from traditional mass communications to product detailing, peer-to-peer meetings, telecommunications, and various other forms of marketing, education and sales solutions.

     In addition, due to the rising percentages of multilingual and multicultural markets in the U.S., there is increasing recognition among providers of goods and services of the fundamental need to "speak the language" of the customer as a means of effectively presenting a product and improving customer retention rates.

     We believe there are significant barriers to becoming an outsourced marketing services company with national capabilities in industries governed by state and federal regulations. Some of these barriers include the development of a broad range of marketing knowledge and expertise, the infrastructure and experience necessary to serve the demands of clients, the ability to simultaneously manage complex marketing programs in multiple jurisdictions, the development and maintenance of the necessary information technology systems, and the establishment of solid working relationships with clients. We believe that we have the foregoing capabilities. However, as a result of, among other things, the risks described below, we cannot assure you that we will be able to maintain these capabilities or otherwise be able to successfully compete for clients.

Company Business Strategy & Recent Events
-----------------------------------------

Overview

     Our business strategy consists of continuing to operate our existing businesses on as cost-effective a basis as practicable while continuing to explore a variety of possible strategic alternatives that could increase shareholder value, including the possible sale of one or more of our businesses or a transaction involving the Company as a whole.

Strategic Alternatives

     With respect to strategic transactions, our activities to date are described below.

     On May 29, 2001, we announced that we had hired as financial advisor, HNY Associates, LLC, a Fort Lee, New Jersey-based investment banking firm focusing on the financing and advisory needs of small and middle market companies, to assist in our exploration of strategic alternatives. On October 30, 2001, we announced that we had hired Alterity Partners, LLC, a mergers and acquisitions advisor to companies primarily in the technology and healthcare sectors, to assist us in exploring strategic alternatives for our sample fulfillment operations.

     On December 19, 2001, our Board unanimously approved the sale of Phoenix and entered into an agreement to sell the assets of Phoenix to Express Scripts, Inc. (NASDAQ: ESRX), a pharmacy benefit management company, for $33.0 million in cash, plus the assumption of certain liabilities totaling approximately $2.0 million. The transaction was approved by our stockholders and Bank of America N.A., as agent for a group of lenders (the "Bank Group"), and was completed on February 25, 2002. We used the net proceeds from the sale to reduce our debt with the Bank Group by $29.5 million.

     We sold CAG on January 31, 2002 to LuminaAmericas, Inc., a provider of integrated marketing solutions for the US-Hispanic and Latin America markets, for $1.2 million in cash, plus the assumption of certain liabilities totaling approximately $0.5 million. The net proceeds from the sale were used to pay down our debt with the Bank Group by $0.9 million.

Other Recent Events

     In connection with our recent downsizing through the sale of Phoenix and CAG, we renegotiated our credit facility (the "Credit Facility") and entered into the Fifth and Sixth Amendment and Waiver agreements (the "Amendments"). The Amendments extend the loan arrangement through July 1, 2003 and amend certain provisions of the Credit Facility including requiring us, as a result of the release of $1.5 million from the Phoenix transaction tax escrow account in connection with the sale of Phoenix, to repay such amount on the outstanding balance of the Credit Facility and limits (a) the revolving committed amount to
(i) $5.5 million through May 31, 2002; (ii) $6.5 million from June 1, 2002 through March 31, 2003, and (iii) $5.7 million from April 1, 2003 through June 30, 2003 and (b) the capital expenditures to $1.8 million during 2002.

     As part of our efforts to reduce expenses, Michael Dinkins, President and Chief Executive Officer since August 1999, and Chairman of the Board since March 2000 and a senior officer of the Company since August 1997, resigned from the Board effective March 4, 2002, and as President and Chief Executive Officer effective March 29, 2002.

     An existing Board member, Shawkat Raslan, assumed the Chairman's role on March 4, 2002 and the President and Chief Executive Officer positions on March 30, 2002. Mr. Raslan has been a Director of the Company since May 1997. Since June 1983, he has served as President and Chief Executive Officer of International Resources Holdings, Inc., an asset management and investment advisory service for international clients. Due to his new responsibilities, he has entered into a two-year employment agreement with Access Worldwide that includes an annual salary of $150,000 with a bonus potential of 50% of his base salary. The employment agreement can be canceled by either Mr. Raslan or the Company with 30 days' notice and does not provide for any severance payments in that event.

     On March 5, 2002, Lee Edelstein was named President and Chief Executive Officer of TMS. Mr. Edelstein founded TMS and has been a member of our Board of Directors since October 1997. He assumed the position from Mary Sanchez, who resigned on March 5, 2002.

     Total severance costs for former employees who have resigned or were terminated are estimated at $1.0 million, including a compensation package totaling approximately $636,000 for Mr. Dinkins. These severance costs also include severance packages for Ms. Sanchez and Bernard Tronel, former Senior Vice President and Chief Operating Officer of TelAc and TMS, among others, and resulted in a one-time charge to our earnings that was incurred in the first quarter of 2002.

Patents, Trademarks, Service Marks & Licenses
---------------------------------------------

     Our service marks relate to the names, "Access Worldwide" and "Access Worldwide Communications, Inc." and to our logo. The name, "Access Worldwide Communications, Inc." and our logo received Certificates of Registration from the U.S. Patent and Trademark Office in 2001.

     Our application for the name, "Access Worldwide", is currently pending with the U.S. Patent and Trademark Office. In June 2001, legal counsel for World Access, Inc. requested an extension of time to oppose our application. Currently, our legal counsel is reviewing the matter with World Access representatives. If we were to lose the right to use the name "Access Worldwide" in our business, it could have a material, adverse effect on the Company.

Government Regulation
---------------------

     Several industries in which our clients operate are subject to varying degrees of governmental regulation, particularly the pharmaceutical, healthcare and telecommunications industries. Generally, compliance with these regulations is the responsibility of our clients. However, we could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

Pharmaceutical Regulations

     Pharmaceutical companies, in particular, and the healthcare industry, in general, are subject to significant federal and state regulations. The Food, Drug and Cosmetics Act regulates the approval, labeling, advertising, promotion, sale and distribution of drugs. The Food and Drug Administration ("FDA") also regulates promotional activities involving prescription drugs. There can be no assurance that additional federal or state legislation or rules regulating the pharmaceutical or healthcare industries will not be enacted. Any such new legislation or rules could limit the scope of our services or significantly increase the cost of regulatory compliance.

     In addition, pharmaceutical and marketing companies must comply with industry and professional association guidelines that were established to prevent conflicts of interest and apply to payments, gifts and reimbursements to members of the medical community. Any future guidelines or regulations may impact our businesses, particularly AM Medica, and could create an adverse effect on the demand for our medical education services.

Telecommunications Regulations

     Our communication centers must comply with a variety of regulations as well. The Federal Communications Commission ("FCC") rules under the Federal Telephone Consumer Act of 1991, which limits the hours which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers.

     The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 ("TCFAPA") broadly authorizes the Federal Trade Commission ("FTC") to issue regulations prohibiting misrepresentation in telephone sales. In 1995, the FTC issued regulations under the TCFAPA, which, among other things, require telemarketers to make certain disclosures when soliciting sales.

     We believe our operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, we cannot assure you that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company or our clients in the future or significantly increase the cost of regulatory compliance.

     One of the significant regulations of the FCC applicable to long distance carriers prohibits the unauthorized switching of subscribers' long distance carriers, known in the industry as "slamming." A fine of up to $100,000 may be imposed by the FCC for each instance of slamming. In order to prevent these unauthorized switches, federal law requires that switches authorized over the telephone, such as through our teleservices, be verified contemporaneously by a third party. Third party verification generally is not required for switches obtained in person, such as those obtained by members of a direct field sales force. Our training and other procedures are designed to prevent unauthorized switching. However, we cannot assure you that each employee will always follow our mandated procedures and applicable law. Accordingly, it is possible that employees in some instances engage in unauthorized activities, including slamming.

     We investigate consumer complaints reported to our telecommunications clients and report the results to such clients. To our knowledge, no FCC complaint has been brought against any of our clients as a result of our services, although we believe that the FCC generally examines the sales activities of long distance telecommunications providers, including our clients, and the activities of outside vendors, such as the Company, used by such providers. If any complaints were brought against a client of ours, that client might assert that such complaints constituted a breach of its agreement with us and, if material, seek to terminate the contract. Any termination by Sprint, our largest teleservices client, would likely have an adverse material effect on the Company. If such complaints resulted in fines being assessed against a client of ours, the client could seek to recover such fines from us.

Competition
-----------

     The outsourced marketing services industry in which we operate is very competitive and highly fragmented. We compete with other outsourced marketing services companies, ranging in size from very small companies offering specialized applications or short-term projects to large independent companies. While many companies provide outsourced marketing services, we believe that there is no single company that dominates the entire industry. Particularly in view of our recent downsizing, a significant number of our competitors and potential competitors have more extensive marketing capabilities, more extensive experience and greater financial resources than the Company. Consolidation among prospective clients also increases competition for buyers for our services. There can be no assurance that we will be able to compete successfully or that competitive pressures will not materially and adversely affect the Company.

Pharmaceutical Markets and Medical Education Competitors

     In the pharmaceutical and medical education industries, we have many competitors including the in-house sales and marketing departments of current and potential clients, large advertising agencies and national consulting firms that offer healthcare consulting and medical communications services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms.

     We face some of our most significant competition from other companies that provide outsourced promotional and educational services and from large advertising agencies which may seek to expand their service offerings. In addition, the pharmaceutical companies' in-house sales and marketing departments may provide similar services to those provided by us and competition could increase as a result of the expansion of the in-house marketing capabilities by our customers or in the pharmaceutical industry in general.

     Some of our competitors are smaller, regionally focused companies that provide a limited number of promotional, marketing and educational services, usually focused on the pharmaceutical industry. Several of these competitors, however, offer services that are wider in scope than those we offer. There also are many large providers of symposia and educational conferences.

Communication Center Competitors

     The teleservices industry is extremely fragmented with many companies offering some form of communication center management, customer service, consulting, lead generation, fulfillment or database management services. We compete with public teleservices companies, such as ICT Group, Inc. and SITEL Corporation, that have significantly greater financial resources and more centers, as well as smaller, independent companies that have a niche in the multicultural or pharmaceutical marketing industries.

     In addition, some clients use more than one teleservices firm at a time and reallocate work among the various providers. This creates a project-by-project comparison of the performance of the various vendors in order to win new programs.

     Our direct marketing services business is also subject to competition from more technologically sophisticated companies than Access Worldwide, and management anticipates that such competition will intensify in the future. There can be no assurance that competitors will not introduce products or services that would achieve greater market acceptance or would be technologically superior to our products or services.

     Furthermore, we believe that the growth in the telephone marketing industry, expected to reach $373.3 billion by 2005, according to the Direct Marketing Association, may attract new competitors to the industry. New companies may have greater resources than we do and could intensify the competition in the industry.

     We also compete with companies that have overseas communication centers that offer multiple languages and lower cost of labor. Increasingly, companies have begun to utilize centers located in countries where the language in question is spoken to call consumers in the United States that speak that language. In addition, due to lower cost of labor, potential clients of ours are utilizing communication centers in countries such as Canada and India to reach U.S. consumers in English. These trends, if they continue, could materially, adversely affect our financial condition.

     As in the medical education arena, we must also compete against our clients, to the extent they make the decision to perform their telemarketing in-house. Several of our clients, potential clients and competitors have significant internal marketing staff and communication centers that are superior to our resources.

     In addition, the effectiveness of marketing by telephone and other direct methods could decrease as a result of consumer saturation and increased consumer resistance to such marketing methods. There can be no assurance that we will be able to anticipate and successfully respond in a timely manner to any such decrease.

Forward-Looking Statements
--------------------------

     From time to time, including in this report, we may publish forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Those statements represent our current expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Such forward-looking statements include, among others:

.. Statements regarding proposed activities pursuant to agreements with clients; .. Future plans relating to our business strategy, and possible strategic transactions; and,
..  Trends, or proposals, or activities of clients or industries which we serve.

     Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

..  Additional risks as a result of our recent downsizing;
..  Competition from other third-party providers and those of our clients and prospects who may decide to do the work that we do in-house;
..  Industry consolidation which reduces the number of clients that we are able to serve;
..  Potential consumer saturation reducing the need for our services;
..  Certain needs for our growth;
..  Our dependence on the continuation of the trend towards outsourcing;
..  Dependence on the industries we serve;
..  The effect of change in a drug's lifecycle;
..  Our ability and our clients' ability to comply with state, federal and industry regulations;
..  Reliance on a limited number of major customers;
..  The effects of possible contract cancellations;
..  Reliance on technology;
..  Reliance on key personnel and our labor force and recent changes in management;
..  The possible prolonged impact of the events of September 11 and the general downturn in the U.S. economy;
..  The effect of an interruption of our business;
..  Risks associated with our Credit Facility;
.. Risks associated with our stock trading on the OTC Bulletin Board; and, .. The volatiliy of our stock price.

Certain Factors that May Affect Future Operating Results
--------------------------------------------------------

    In addition to other information set forth in this report, readers should carefully consider the following risk factors in evaluating Access Worldwide and our business.

After the sales of Phoenix and CAG, we face additional risks.
------------------------------------------------------------

    After our sales of Phoenix and CAG, our business consists primarily of inbound and outbound telemarketing services and medical education. We are seeking strategic transactions, including the sale of one or more of our remaining divisions or a transaction involving Access Worldwide as a whole; however, we cannot assure you that we will be able to enter into any such strategic transactions on terms acceptable to us or at all. In addition, after the sale of Phoenix and CAG, our business is significantly smaller and more narrowly focused than it has been in preceding years, thus creating greater risks to us if a portion of our business fails to perform satisfactorily. Such failure to perform could adversely affect our financial condition and results of operation.

    To the extent any of our divisions are sold individually, we do not intend to distribute any portion of the proceeds therefrom to our stockholders and we intend to use any net proceeds from such sales to pay down the outstanding amount of indebtedness under our Credit Facility.

    Under the respective agreements for the sale of Phoenix and CAG, we have agreed to indemnify the purchasers and individuals and entities related to the purchasers for any breach of our representations and warranties in those agreements and for certain other matters. This means that, if material statements made in those agreements are untrue, or if we fail to fulfill our obligations under those agreements, and the buyer acted in accordance with their obligations then we may be required to pay amounts to compensate them for any damages they incur.

    In addition, Phoenix accounted for 35.0% of the Company's revenues of $81.1 million and 85.5% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") of $6.2 million for the year ended December 31, 2001. Accordingly, the absence of Phoenix will result in the Company's revenues and EBITDA being reduced by a significant level for 2002 and any future years during which we operate.

Access Worldwide may be adversely impacted by competition, industry
-------------------------------------------------------------------
consolidation and potential consumer saturation.
-----------------------------------------------

     The outsourced marketing services industry in which we operate is very competitive and highly fragmented. We compete with other outsourced marketing services companies, ranging in size from very small companies offering specialized applications or short-term projects to large independent companies. While many companies provide outsourced marketing services, we believe that there is no single company that dominates the entire industry. Particularly in view of our recent downsizing, a significant number of our competitors and potential competitors have more extensive marketing capabilities, more extensive experience and greater financial resources than the Company. Consolidation among prospective clients also increases competition for buyers for our services. There can be no assurance that we will be able to compete successfully or that competitive pressures will not materially and adversely affect the Company.

Pharmaceutical Marketing and Medical Education Competitors


     In the pharmaceutical marketing and medical education industries, we have many competitors including the in-house sales and marketing departments of current and potential clients, large advertising agencies and national consulting firms that offer healthcare consulting and medical communication services, including boutique firms specializing in the healthcare industry and the healthcare departments of large firms.

     We face some of our most significant competition from other companies that provide outsourced promotional and educational services and from large advertising agencies which may seek to expand their service offerings. In addition, the pharmaceutical companies' in-house sales and marketing departments may provide similar services to those provided by us and competition could increase as a result of the expansion of the in-house marketing capabilities by our customers or in the pharmaceutical industry in general.

     Some of our competitors are smaller, regionally focused companies that provide a limited number of promotional, marketing and educational services, usually focused on the pharmaceutical industry. Several of these competitors, however, offer services that are wider in scope than those we offer. There also are many large providers of symposia and educational conferences.

Communication Center Competitors

     The teleservices industry is extremely fragmented with many companies offering some form of communication center management, customer service, consulting, lead generation, fulfillment or database management services. We compete with public teleservices companies, such as ICT Group, Inc. and SITEL Corporation, that have significantly greater financial resources and more centers, as well as smaller, independent companies that have a niche in the multicultural or pharmaceutical marketing industries.

    In addition, some clients use more than one teleservices firm at a time and reallocate work among the various providers. This creates a project-by-project comparison of the performance of the various vendors in order to win new programs.

    Our direct marketing services business is also subject to competition from more technologically sophisticated companies than Access Worldwide, and management anticipates that such competition will intensify in the future. There can be no assurance that competitors will not introduce products or services that would achieve greater market acceptance or would be technologically superior to our products or services.

    Furthermore, we believe that the growth in the telephone marketing industry, expected to reach $373.3 billion by 2005, according to the Direct Marketing Association, may attract new competitors to the industry. New companies may have greater resources than we do and could intensify the competition in the industry.

    We also compete with companies that have overseas communication centers that offer multiple languages and lower cost of labor. Increasingly, companies have begun to utilize centers located in countries where the language in question is spoken to call consumers in the United States that speak that language. In addition, due to lower cost of labor, potential clients of ours are utilizing communication centers in countries such as Canada and India to reach U.S. consumers in English. These trends, if they continue, could materially, adversely affect our financial condition.

    As in the medical education arena, we must also compete against our clients, to the extent they make the decision to perform their telemarketing in-house. Several of our clients, potential clients and competitors have significant internal marketing staff and communication centers that are superior to our resources.

    In addition, the effectiveness of marketing by telephone and other direct methods could decrease as a result of consumer saturation and increased consumer resistance to such marketing methods. There can be no assurance that we will be able to anticipate and successfully respond in a timely manner to any such decrease.

Our growth is dependent on various factors.
------------------------------------------

     Our business and future operations depend significantly on our ability to utilize our existing infrastructure and databases to perform services for new clients, as well as on our ability to develop and successfully implement new marketing methods or channels for new services for existing clients.

     Continued growth will also depend on a number of other factors, including, but not limited to, our ability to:

     .  Maintain the high quality of services we provide to customers;
     .  Recruit, motivate and retain qualified personnel;
     . Train existing sales representatives or recruit new sales representatives to sell various categories of services; and
     .  Open new service facilities in a timely and cost-effective manner.

     If we are unable to introduce new innovative services, we could fail to obtain new clients and lose current clients upon the termination of existing agreements.

     In light of, among other things, our recent downsizing, and the more limited resources available to us as a result thereof, we cannot assure you that we will be able to effectuate any of the mentioned items effectively. Any growth that we would be able to attain would require the implementation of enhanced operational and financial systems and resources, as well as additional management of the resources needed for which we may not have available. Any such growth, if not managed effectively, could have a material adverse effect on the Company.

Access Worldwide's future growth is dependent on the trend toward outsourcing.
-----------------------------------------------------------------------------

     Our business and future operations depend largely on the industry trend toward outsourcing marketing services, particularly by pharmaceutical and telecommunications companies. There can be no assurance that this trend will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend, particularly, whereby such industries cease or reduce their use of outsourced marketing services, such as those provided by us, could have a material adverse effect on the Company.

Access Worldwide is heavily dependent on the industries it serves, particularly
-------------------------------------------------------------------------------
the pharmaceutical and telecommunications industries.
----------------------------------------------------

     Our business and future operations are dependent to a great extent on the industries we serve, particularly the pharmaceutical and telecommunications industries. We also rely heavily on pharmaceutical and telecommunications companies increasing their marketing budgets as to which there can be no assurance. There can be no assurance that the pharmaceutical and telecommunications industries will grow or that they will continue to utilize entities such as Access Worldwide for outsourced marketing services. In addition, there can be no assurance that our business will benefit from any growth that these industries experience.

     These industries are heavily regulated by federal and state authorities. Existing regulation, or increased regulation in the future, could negatively impact the ability of the industries to operate or grow. Anything that inhibits the operations or growth of the pharmaceutical and telecommunications industries could have a material adverse effect on the Company.

Access Worldwide may be affected by changes in a drug's lifecycle.
-----------------------------------------------------------------

     A substantial portion of our contracts are with pharmaceutical companies for medical education, product stocking and detailing services. We may be negatively impacted if contracts are delayed or cancelled as a result of new drugs not receiving FDA approval or existing drugs being removed from the market due to health or safety issues. Though we have cancellation clauses in some of our contracts allowing us to recoup any expenditure that was made to support a program in the event of such non-approval or non-renewal, such cancellations could materially affect the Company.

Access Worldwide is subject to extensive regulations and compliance with these
------------------------------------------------------------------------------
regulations can be costly, time consuming and subject the Company to fines for
------------------------------------------------------------------------------
non-compliance.
--------------

     Several industries in which our clients operate are subject to varying degrees of governmental regulation, particularly the pharmaceutical and telecommunications industries. Generally, compliance with these regulations is the responsibility of our clients. However, we are subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

     Pharmaceutical companies, in particular, and the healthcare industry, in general, are subject to significant federal and state regulations. There can be no assurance that additional federal or state legislation or rules regulating the pharmaceutical or healthcare industries will not be enacted. Any such new legislation or rules could limit the scope of our services or significantly increase the cost of regulatory compliance.

     Our communication centers must comply with a variety of regulations as well. We believe our operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, we cannot assure you that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company or our clients in the future or significantly increase the cost of regulatory compliance.

Access Worldwide could be severely impacted by the loss of any of the Company's
-------------------------------------------------------------------------------
largest clients.
---------------

     Our largest clients, AstraZeneca, Sprint and Pfizer, together accounted for approximately 58.4% of Access Worldwide's revenues for the year ended December 31, 2001. Phoenix was the major provider of services to AstraZeneca and revenues generated by Phoenix from AstraZeneca projects represented 23.8% of our revenues for the year ended December 31, 2001. Accordingly, after we sold Phoenix, we ceased to perform most of the services we had been performing for AstraZeneca. There can be no assurance that Sprint and Pfizer will continue to do business with us, and the loss of business from either of these clients could have a material adverse effect on the Company.

Access Worldwide could be affected by a loss of contracts.
---------------------------------------------------------

     The majority of our contracts are short-term and cancelable on 90 days notice or less, including, in the case of one principal client, cancellation by that client can be made with no advance notice. Although the contracts typically require payment of certain fees in the event the contract is terminated, the loss of any of our large contracts or the loss of multiple contracts could have a material adverse effect on the Company.

Access Worldwide relies on technology and could be adversely affected if we are
-------------------------------------------------------------------------------
unable to maintain our facilities with the needed equipment.
-----------------------------------------------------------

     We have invested significant funds in specialized telecommunications and computer technologies and equipment to provide customized solutions to meet our clients' needs. In addition, we have invested significantly in sophisticated proprietary databases and software that enable us to market our clients' products to targeted markets. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology and proprietary databases on a timely basis in the future in order to maintain our competitiveness.

     We have made commitments to finance leased equipment and have expended substantial time and resources to train our personnel in the operation of our existing equipment and to integrate the operations of our systems and facilities. In the event of substantial improvements in computer technologies and telecommunications equipment, we may be required to acquire such new technologies and equipment at significant cost and/or phase out a portion of our existing equipment. There can be no assurance that our technologies and equipment will not be rendered obsolete or our services rendered less marketable.

     In light of, among other things, our recent and continuing downsizing, and the more limited resources available to us as a result thereof, we cannot assure you that we will be able to continue to develop and maintain the technology and systems necessary for our business.

Access Worldwide is dependent on key personnel and may be affected by recent
----------------------------------------------------------------------------
changes in senior management.
----------------------------


     The success of the Company depends in large part upon the abilities and continued service of our key management personnel. Although we have employment agreements with the executive officers that we consider to be key to our success, we cannot assure stockholders that we will be able to retain the services of such key personnel, and the failure of the Company to retain the services of all of our key personnel could have a material adverse effect on our business, including our financial condition and results of operations.

     As part of our efforts to reduce expenses, Michael Dinkins, President and Chief Executive Officer since August 1999, Chairman of the Board since March 2000 and a senior officer of the Company since August 1997, resigned from the Board effective March 4, 2002, and as President and Chief Executive Officer effective March 29, 2002.

     An existing Board member, Shawkat Raslan, assumed the Chairman's role on March 4, 2002 and the President and Chief Executive Officer positions on March 30, 2002. Mr. Raslan has been a Director of the Company since May 1997. Since June 1983, he has served as President and Chief Executive Officer of International Resources Holdings, Inc., an asset management and investment advisory service for international clients. Due to his new responsibilities, he has entered into a two-year employment agreement with Access Worldwide that includes an annual salary of $150,000 with a bonus potential of 50% of his base salary. The employment agreement can be canceled by either Mr. Raslan or the Company with 30 days' notice and does not provide for any severance payments in that event. Mr. Raslan has not, however, previously been the senior executive of an entity that provides services of the type we provide.

     On March 5, 2002, Lee Edelstein was named President and Chief Executive Officer of TMS. Mr. Edelstein founded TMS and has been a member of our Board of Directors since October 1997. He assumed the position from Mary Sanchez, who resigned on March 5, 2002.

     Other management personnel have left the Company recently and others may leave in the near the future. We cannot assure you that the absence of these management personnel will not have a material adverse effect on our business.

     In addition, in order to support any growth that we are able to effectuate, we will be required to recruit and retain additional qualified management personnel. In light of, among other things, our recent and continuing downsizing, and the more limited resources available to us as a result thereof, we cannot assure you that we will be able to recruit and retain such personnel. Our inability to attract and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

Access Worldwide is dependent on its labor force and could be affected by
-------------------------------------------------------------------------
potentially high turnover rates.
-------------------------------

     Many aspects of our business are labor intensive with the potential, based on the nature of much of our work force, for high personnel turnover. Our operations typically require specially trained persons, such as those employees who market services and products in languages other than English and those employees with expertise in the pharmaceutical detailing business. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. In addition, any growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that we will be able to continue to hire, train and retain a sufficient labor force of qualified persons to meet the needs of our business.

Access Worldwide was impacted by the events of September 11, 2001 and may be
----------------------------------------------------------------------------
impacted in the future by events of a similar nature.
----------------------------------------------------

     Our businesses were impacted by the events of September 11, 2001 and may be affected by future events of a similar nature.

     Following September 11, 2001, we experienced among other things, lost production days at our communication centers, lower than expected call volume and cancelled medical education meetings.

     While the impact on the communication centers appears to have been short term, the impact on our medical education business has been more significant. Under the percentage of completion method of recognizing revenues, we recognize a percentage of the revenues for a medical meeting once a proposal is approved. Our fourth quarter of 2001 was negatively affected by fewer approvals of these proposals. We anticipate that our clients will be reluctant to book meetings far in advance as they had done prior to September 11, 2001. In that event, our financial condition and result of operations could be materially adversely affected.

     To the extent that there are any further events of a nature similar to that of September 11, or a prolonged downturn in the U.S. economy, the Company could experience an adverse effect. Our financial condition and results of operations could be materially adversely affected.

Access Worldwide could be affected by a business interruption.
-------------------------------------------------------------

     Our business is highly dependent on our computer, software and telephone equipment. The temporary or permanent loss of such systems or equipment, through casualty or operating malfunction, or a significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, could have a material adverse effect on the Company. Our property and business interruption insurance may not adequately compensate us for all losses that we may incur in any such event.

Access Worldwide faces risks relating to its financing.
------------------------------------------------------

     Our principal financing arrangement currently consists of our Credit Facility with the Bank Group.

     On February 22, 2002, we entered into the Fifth Amendment Agreement and Waiver (the "Fifth Amendment") to the Credit Facility and its amendments with the Bank Group. The Fifth Amendment limits the revolving committed amount to (i) $7.0 million through May 31, 2002; (ii) $8.0 million from June 1, 2002 through March 31, 2003; and (iii) $7.2 million from April 1, 2003 through June 30, 2003. In addition, the Fifth Amendment allows for funding of $1.8 million in capital expenditures in 2002.

     On April 5, 2002, we entered into the Sixth Amendment and Waiver agreement (the "Sixth Amendment") to the Credit Facility with the Bank Group which amends certain provisions of the Credit Facility including requiring us to pay an additional $1.5 million from the remaining Phoenix transaction proceeds, to repay such amount on the outstanding balance of the Credit Facility and limits the revolving committed amount to (i) $5.5 million through May 31, 2002; (ii) $6.5 million from June 1, 2002 through March 31, 2003, and (iii) $5.7 million from April 1, 2003 through June 30, 2003.

     We cannot assure you that the funds available under our Credit Facility will be sufficient to operate the Company. If we are unable to refinance the Credit Facility on acceptable terms, our business and financial condition would be materially adversely affected. We cannot assure you that we will be able to obtain any such refinancing on terms that are acceptable to the Company or at all.

Our Credit Facility could limit our actions.
-------------------------------------------

     Our Credit Facility contains certain affirmative and negative financial covenants, including limitations on capital expenditures and incurrence of additional debt, and requirements to achieve certain EBITDA targets. These covenants could restrict us from taking actions which our management believes would be desirable and in the best interests of Access Worldwide and our shareholders.

     Additionally, our ability to comply with these covenants can be affected by events beyond our control, and we may not be able to meet these covenants. A breach of any of these covenants could result in a default under our Credit Facility. Upon the occurrence of a breach, the outstanding principal, together with all accrued interest under our Credit Facility will at the option of our Bank Group become immediately due and payable. If we were unable to repay amounts that become due under the Credit Facility, our Bank Group could proceed against the collateral granted to them to secure that indebtedness. Substantially all of our assets are pledged as security under our Credit Facility. If the indebtedness under our Credit Facility were to be accelerated, our assets may not be sufficient to repay in full our indebtedness.

Our stock price has declined substantially in the previous year and may become
------------------------------------------------------------------------------
more volatile.
-------------

     The market price of Access Worldwide's common stock has fluctuated in the past and is likely to fluctuate in the future as well. The price has fallen from $0.625 per share on January 2, 2001 to $0.50 per share on March 27, 2002. Factors that may have a significant impact on the market price of the stock include:

     . Future announcements concerning Access Worldwide or our competitors; . Results of technological innovations or service extensions;
     . Government regulations; and
     . Changes in general market conditions, particularly in the market for micro-cap stocks.

     Shortfalls in Access Worldwide's revenues or earnings in any given period relative to any expectations in the securities markets could immediately, significantly and adversely affect the trading price of the Company's common stock. We have experienced and may experience future quarter to quarter fluctuations in our results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, the size and timing of client orders, changes in client budgets, material variations in the cost of telephone services, the demand for our services, the timing of the introduction of new services and service enhancements by the Company, the market acceptance of new services, competitive conditions in the industries we serve, our ability to effectuate any strategic transactions and general economic conditions. These factors, either individually or in aggregate, could result in decreasing revenues and earnings, which could, in turn, materially and adversely affect the price of the Company's common stock.

Access Worldwide faces risk of stock trading on the OTC Bulletin Board.
----------------------------------------------------------------------

     Because our stock trades on the OTC Bulletin Board and not on an exchange or the NASDAQ National Market or NASDAQ SmallCap Market, we will have less ability to access the public equity and debt markets, should it be necessary or advisable to do so, than if our stock traded on one of those other more recognizable trading venues.

Employees
---------

     As of March 27, 2002, we had approximately 900 employees. Prior to the sale of Phoenix and CAG in 2002, we had approximately 1,300 employees.

     None of our employees are represented by a labor union and we are not aware of any current activity to organize any of the employees. We consider relations between the Company and our employees to be good.

Item 2.    Properties

     Our principal executive offices are located in Boca Raton, Florida. Prior to the sale of Phoenix and CAG, we had operations in California, Florida, New York, New Jersey, Maryland and Virginia. Subsequent to the sale, our operations are in Florida, New York, Maryland and Virginia. All of our properties are leased and have lease terms ranging from three to ten years. We believe that our current facilities are adequate for our needs for the foreseeable future. Set forth below is a list of our properties divided into two groups, those we utilized prior to the sale of Phoenix and CAG and those that we currently utilize.

                                                                                                       Approx.
                                                                                    Approx.         Square Feet
                                                                                  Square Feet       Subsequent
                                                                                 Prior to Sale        To Sale
Location                    Principal Use                                        Transactions       Transactions
--------                    --------------                                       ------------       ------------
Boca Raton, FL              Corporate Offices                                           1,564          1,564

Pharmaceutical Marketing Services Segment:
Boca Raton, FL              Physician and Pharmacy Tel-detailing                       25,736         25,736
Lincoln Park, NJ            Drug Sample and Literature Fulfillment, Sales Force       127,220              -
                            Productivity Systems
Fairfield, NJ               Drug Sample Fulfillment                                    40,000              -
Montville, NJ               Drug Sample Fulfillment                                   112,500              -
New York, NY                Medical Education Services                                  6,190          6,190

Consumer and Business Services Segment:
Hyattsville, MD             Customer Sales and Service Programs                        24,525         24,525
Boca Raton, FL              Customer Sales and Service Programs                         6,000          6,000
Rosslyn, VA                 Customer Sales and Service Programs                         7,037          7,037

Other Segment:
Los Angeles, CA             Market Research                                             4,310              -

Item 3.    Legal Proceedings

     From time to time, we are party to certain claims, suits and complaints that arise in the ordinary course of business. Currently, there are no such claims, suits or complaints, which, in the opinion of management, would have a material adverse effect on our financial position, results of operations and cash flow with the exception of the following:

     On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in the Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of Phoenix in 1997. Messrs. Rebak and Macaluso were the two majority shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out agreement. The lawsuit seeks actual damages of $850,000 plus additional unspecified punitive damages. We have denied the allegations of the Complaint, and intend to defend vigorously. While we believe the claims have no legal basis, we cannot provide assurance as to the outcome of the litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

(a) Market Information

     Prior to July 17, 2001, the Company's Common Stock traded on the Nasdaq SmallCap Market under the symbol "AWWC". As of July 17, 2001, the Company's Common Stock began trading on the Over the Counter Bulletin Board under the symbol "AWWC", and no longer trades on the Nasdaq SmallCap Market. The following table sets forth the high and low sale prices for the Company's common stock as reported by the markets in which the Company's stock traded for the periods indicated:

                                                Market Prices
                                   ----------------------------------------
                                         2001                    2000
                                   ----------------        ----------------
          Fiscal Quarters          High        Low         High        Low
          ----------------         -----      -----        -----      -----
          First Quarter            $1.50      $0.50        $4.25      $1.91
          Second Quarter            0.80       0.44         2.50       1.00
          Third Quarter             1.02       0.67         1.78       0.91
          Fourth Quarter            0.96       0.40         1.66       0.41

(b) Holders

     The number of record holders of our common stock as of March 5, 2002 was approximately 120 and the number of beneficial owners of our common stock as of March 5, 2002 was approximately 1,552. We included individual participants in security position listings in calculating the number of holders.

(c) Dividends

     We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our Credit Facility prohibit the payment of cash dividends.

Item 6.   Selected Financial Data

     The selected statements of operations data for the quarters ended March 31, June 30, September 30 and December 31, 2001, and 2000 set forth below have been derived from our unaudited Consolidated Financial Statements. The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                                        Quarters Ended
                                               ---------------------------------------------------------------
                                               March 31,        June 30,       September 30,       December 31,
                                                 2001             2001              2001               2001
                                               --------         --------       ------------        -----------
                                                          (In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues                                       $21,908          $26,129           $17,497           $ 15,538
Cost of revenues                                13,614           17,140            10,565              7,889
                                               -------          -------           -------           --------
Gross profit                                     8,294            8,989             6,932              7,649
Selling, general and administrative
expenses                                         7,213            7,048             6,919              7,492
Impairment of intangible assets (4)                  -                -                 -             32,845
Amortization expense                               703              702               702                701
                                               -------          -------           -------           --------
Income (loss) from operations                      378            1,239              (689)           (33,389)
Interest expense, net                            1,369            1,230             1,744                510
Other expense                                       --               --                60                 --
                                               -------          -------           -------           --------
(Loss) income before income taxes                 (991)               9            (2,493)           (33,899)
Income tax (benefit) expense                      (311)              83              (459)               (88)
                                               -------          -------           -------           --------
Net loss                                       $  (680)         $   (74)          $(2,034)          $(33,811)
                                               =======          =======           =======           ========
Net loss per common share--basic               $ (0.07)         $ (0.01)          $ (0.21)          $  (3.47)
Net loss per common share--diluted (1)         $ (0.07)         $ (0.01)          $ (0.21)          $  (3.47)

                                                                        Quarters Ended
                                               ---------------------------------------------------------------
                                               March 31,        June 30,        September 30,      December 31,
                                                2000(2)           2000              2000              2000
                                               --------         -------         ------------       -----------
                                                         (In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues                                       $23,581          $24,730           $18,399           $20,603
Cost of revenues                                14,360           15,313            11,049            12,862
                                               -------          -------           -------           --------
Gross profit                                     9,221            9,417             7,350             7,741
Selling, general and administrative
 expenses                                        7,775            7,552             6,810             7,610
(Loss) gain on sale of business (3)                 --           (7,864)              250              (138)
Amortization expense                               785              769               703               703
                                               -------          -------           -------           --------
Income (loss) from operations                      661           (6,768)               87              (710)
Interest expense, net                            1,375            1,706             1,236             1,620

Other income                                        --               --                --               230
                                               -------          -------           -------           -------
Loss before income taxes                          (714)          (8,474)           (1,149)           (2,100)
Income tax (benefit) expense                      (130)             207               430              (855)
                                               -------          -------           -------           -------
Net loss                                       $  (584)         $(8,681)          $(1,579)          $(1,245)
                                               =======          =======           =======           =======
Net loss per common share--basic               $ (0.06)         $ (0.89)          $ (0.16)          $ (0.13)
Net loss per common share--diluted (1)         $ (0.06)         $ (0.89)          $ (0.16)          $ (0.13)

==============

(1) Since the effects of the stock options and earnout contingencies are anti-dilutive for all four quarters in 2001 and 2000, these effects have not been included in the calculation of diluted EPS for 2001 and 2000.
(2) In the fourth quarter of 2000, we implemented SAB No. 101, and as a result reduced our revenues and cost of sales related to the licensing of American Medical Association ("AMA") databases in the first quarter ended March 31, 2000 in the amount of $1,883,261.
(3) On June 9, 2000, we sold the assets and business of our Plano, Texas communication center, realizing a total net loss of $7.8 million, which included a $250,000 gain relating to an escrowed amount that was returned to us in the third quarter of 2000.
(4) In the fourth quarter of 2001, we recorded an impairment charge of $32.8 million in accordance with FASB 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

      The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2001, has been derived from our Consolidated Financial Statements, which have been audited. The balance sheet data as of December 31, 1997, 1998, 1999 and the statement of operations data for the years ended December 31, 1997 and 1998 are derived from our financial statements which have been audited. These financial statements have not been included herein. The following information contained in this table should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                 Years Ended December 31,
                                                         ----------------------------------------------------------------------
                                                         1997(1)      1998(2)(3)        1999(3)         2000(3)          2001
                                                         -------      ----------       --------        --------        --------
                                                                        (In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues                                                 $36,653       $ 71,886        $ 81,187        $ 87,313        $ 81,072
Cost of revenues                                          21,813         39,743          49,350          53,584          49,208
                                                         -------      ----------       --------        --------        --------
Gross profit                                              14,840         32,143          31,837          33,729          31,864
Selling, general and administrative expenses               8,909         21,432          29,108          29,747          28,672
Impairment of intangible assets (4)                            -              -               -               -          32,845
Loss on sale of business                                      --             --              --           7,752             ---
Amortization expense                                         901          1,731           3,110           2,960           2,808
Unusual charge                                                --             --           1,526             ---              --
                                                         -------      ----------       --------        --------        --------

Income (loss) from operations                              5,030          8,980          (1,907)         (6,730)        (32,461)
Interest expense                                          (2,327)          (911)         (3,724)         (5,937)         (4,853)
Other (expense) income                                      (297)             4               -             230             (60)
                                                         -------      ----------       --------        --------        --------

Income (loss) before income taxes                          2,406          8,073          (5,631)        (12,437)        (37,374)
Income tax expense (benefit)                               1,181          3,552          (1,793)           (348)           (775)
                                                         -------      ----------       --------        --------        --------

Income (loss) before extraordinary charge                  1,225          4,521          (3,838)        (12,089)        (36,599)
Extraordinary charge on extinguishment of debt (net
 of tax expense of $82)                                       --             --            (102)            ---              --

                                                         -------      ----------       --------        --------        --------

Net income (loss)                                        $ 1,225       $  4,521        $ (3,940)       $(12,089)       $(36,599)
                                                         =======      ==========       ========        ========        ========

Net income (loss) per common share--basic                $  0.26       $   0.52        $  (0.42)       $  (1.25)       $  (3.76)
Net income (loss) per common share--diluted              $  0.26       $   0.51        $  (0.42)(5)    $  (1.25)(5)    $  (3.76)(5)

                                                                                    As of December 31,
                                                         ----------------------------------------------------------------------
                                                           1997          1998            1999            2000            2001
                                                         -------      ----------       --------        --------        --------
                                                                       (In Thousands Except for Per Share Data)
Balance Sheet Data:

Current assets                                           $12,384       $ 23,914        $ 25,628        $ 24,752        $ 24,815
Total assets                                              52,680        104,422         109,524          92,980          57,532(4)
Current liabilities                                       17,336         21,944          17,160          17,051          48,793
Long-term debt, less current maturities                   34,319         29,847          41,369          36,297           5,676
Mandatorily redeemable preferred stock                     3,888          6,500           4,000           4,000           4,000
Common stockholders' (deficit) equity                     (2,863)        46,130          46,695          35,253          (1,288)

 (1) Effective November 1, 1997, we acquired the assets and liabilities of Phoenix in a transaction accounted for as a purchase.
 (2) Effective October 1, 1998, we acquired all of the outstanding capital stock of AM Medica, our medical education division, in a transaction accounted for as a purchase.
 (3) In the fourth quarter of 2000, we implemented SAB No. 101, and as a result reduced revenues and cost of sales related to the licensing of American Medical Association ("AMA") databases for the years ended December 31, 2000, 1999, and 1998 in the amount of $1,883,261, $1,328,180, and
     $1,347,933, respectively.
 (4) In the fourth quarter of 2001, we recorded an impairment charge of $32.8 million in accordance with FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".
 (5) Since the effects of the stock options and earnout contingencies are anti-dilutive for the years ended December 31, 2001, 2000 and 1999, these effects have not been included in the calculation of diluted EPS for 2001, 2000 and 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with Selected Financial Data and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

Overview

     Founded in 1983, Access Worldwide Communications, Inc. ("Access Worldwide," "we," "our," "us," or the "Company" refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs in the pharmaceutical, telecommunications and consumer products industries to clients in various countries. We offer services that help our clients attract new customers, maintain existing customer relationships and increase customer loyalty and retention. We believe that our ability to provide both strategic and tactical solutions, supported by systems and technology, help to differentiate us in the highly fragmented outsourced marketing services industry.

     Currently, the Company is comprised of the following two principal business segments:

     Pharmaceutical Marketing Services ("Pharmaceutical"), consisting of AM Medica and TMS (pharmaceutical division) that provides outsourced services, including medical education, medical publishing, pharmacy stocking and clinical trial recruitment to the pharmaceutical and medical industries.

     Consumer and Business Services ("Consumer"), consisting of TelAc and TMS (consumer and business-to-business divisions), that provides consumer and multilingual telemarketing services to clients in the telecommunications and consumer products industries.

     Until February 2002, the Pharmaceutical segment included pharmaceutical sample distribution offered by Phoenix, which was acquired by Express Scripts, Inc. on February 25, 2002. In addition, we had a third smaller business segment through January 2002, Strategic Research Services that consisted of CAG, which was acquired by LuminaAmericas, Inc. on January 31, 2002, that provided quantitative and qualitative market research to clients in various countries.

     Although now a much smaller company with pro forma assets totaling approximately $33.7 million at December 31, 2001 assuming the sale of Phoenix and CAG had occurred on December 31, 2001 and pro forma revenues totaling approximately $48.2 million for the year ended December 31, 2001, assuming the sale of Phoenix and CAG had occurred on January 1, 2001, the Company will continue to operate as an outsourced marketing services company that provides a variety of sales, education and communications programs in the pharmaceutical, telecommunications and consumer products industries to clients in various countries.

     During the second quarter of 2001, we installed a new Automatic Call Distributor ("ACD") at our Boca Raton communications center, a piece of communication center technology that allows us to handle greater inbound and outbound programs. The new ACD allows us to pursue consumer telemarketing programs on the second and third shifts, rather than being limited to programs during traditional business hours. In addition, we are offering a variety of services relating to clinical trial recruitment and patient education on behalf of pharmaceutical companies through this technology.

     We will continue to strive to diversify our services by introducing new and expanded programs and continue to explore potential strategic transactions which are available to us and which could increase shareholder value. Some of the transactions we would consider are as follows:

     Sell the Medical Education Business. Access Worldwide is continuing to
     -----------------------------------
operate AM Medica on a cost-effective basis and has identified staff reductions while actively working to identify potential acquirers for the business. The Board and senior management is considering the sale of this business. If a sale of AM Medica occurs, our Board and senior management will consider the possibility of merging TelAc and TMS into another company or companies. Any net proceeds from a possible sale of AM Medica could be used to make payments on our Credit Facility.

     Merge into Another Business. Our Board of Directors and senior management
     ---------------------------
is considering the possibility of merging the remaining Company or its divisions into another company or companies.

     Sell the Businesses. In addition to considering a merger, the Board, HNY
     -------------------
Associates LLC, and senior management are identifying companies that could have an interest in acquiring one or all of our remaining divisions.

     We currently have no agreements in place with respect to any of the foregoing potential transactions and we cannot assure you that we will be able to effectuate any such transactions or any other strategic transactions.

Critical Accounting Policies

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates (see Note 3 to the consolidated financial statements.) Certain accounting policies are deemed "critical", as they require management's highest degree of judgment, estimates and assumptions. A discussion of our critical accounting policies, the judgments and uncertainties affecting their application, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions follows:

Revenues

     We provide a variety of services to a diverse client base. The principal sources of revenue and manner of recognition are as follows:

   . For medical education and meeting programs, we recognize revenue on the percentage of completion method which at times results in unbilled receivables. Under this method, estimated income and achievement of resulting revenue is generally accrued based on costs incurred and project milestones.
   . For teleservices projects, we bill clients and recognize revenue on one of the following bases: production hours, completed presentations, phone calls placed or received, sales made per hour or a fixed monthly fee. Revenues are recognized as the services are performed.

        In addition, prior to our sale of Phoenix and CAG, our principal sources of revenue and manner of recognition also included the following:

   . For customized or non-standard database projects, we billed either on a fixed fee or on a per item basis, and revenues were recognized upon delivery of data to the client. Monthly or other scheduled data services were billed and revenue was recognized on a straight-line basis over the life of the service.
   . For sample fulfillment services, we billed on a per item basis and recognized revenue when services were rendered.
   . For market research projects, we generally billed and collected fixed project fees in periodic installments over the life of the project including a percentage of the total project costs at the execution of a contract. Revenues were recognized on the percentage of completion method and at times resulted in unbilled receivables.

Cost of revenues

     Cost of revenues consists of expenses specifically associated with client service revenues. The cost of revenues includes salaries and benefits, commissions paid to sales personnel, purchased services for clients and, telephone charges and, prior to the sale of Phoenix, warehousing facilities, shipping and packaging costs for sample fulfillment and the cost of electronic equipment leased to customers.

Selling, general and administrative expenses

     Selling, general and administrative expenses include staff functions such as accounting, information technology and human resources, as well as expenses not directly linked to client service revenues, such as depreciation, amortization and rental expenses.

Accounts receivable

     We extend credit to our customers in the normal course of business. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. While such bad debt expenses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results.

Valuation of long-lived assets and goodwill

     We review long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. When we determine that the carrying amount of long-lived assets and goodwill may not be fully recoverable, we measure impairment by comparing an asset's estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management. The estimation of fair value includes significant judgments regarding assumptions of revenue, operating and marketing costs, selling and administrative expenses, interest rates; property, plant and equipment additions and retirements; and industry competition and general economic and business conditions, among other factors.

     Upon adoption of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, we ceased to amortize goodwill; goodwill amortization was approximately $2.8 million for the year ended December 31, 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We are currently assessing the impact, if any, of the adoption on our results of operations and financial position. We expect to complete our initial review during the second quarter of 2002.

     If there is a material change in the assumptions used in our determination of fair value or if there is a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

Income taxes

     We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for the valuation allowance. At the time it is determined that we are unable to realize deferred tax assets in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Results of Operations by Segment for 2001 and 2000

     The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our statements of operations. The data reflects the operations of Phoenix which was sold in the first quarter of 2002.

                                              Pharmaceutical                         Consumer
                                      ------------------------------     ---------------------------------
                                        2001       2000      Change        2001         2000       Change
                                      --------  --------     -------     --------     -------     --------
                                                                (in thousands)
Statements of Operations Data:
Revenues                              $ 59,127    $53,806    $  5,321     $17,455     $29,249     $(11,794)
Cost of revenues                        36,432     33,490       2,942      10,490      18,105       (7,615)
                                      --------    -------    --------     -------     -------     --------
Gross profit                            22,695     20,316       2,379       6,965      11,144       (4,179)
Selling, general and
 administrative expenses                14,283     13,396         887       7,521      10,275       (2,754)
Impairment of intangible assets         31,955          -      31,955           -           -            -
Loss on sale of business                     -          -           -           -       7,752       (7,752)
Amortization expense                     2,720      2,724          (4)          -         150         (150)
                                      --------    -------    --------     -------     -------     --------
Operating profit (loss)               $(26,263)   $ 4,196    $(30,459)    $  (556)    $(7,033)    $  6,477
                                      ========    =======    ========     =======     =======     ========

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Our revenues decreased $6.2 million, or 7.1%, to $81.1 million for 2001, compared to $87.3 million for 2000. Revenues for the Pharmaceutical Segment increased $5.3 million, or 9.9%, to $59.1 million for 2001, compared to $53.8 million for 2000. The increase was due to an increase in sample fulfillment revenues which were partially offset by a decrease in pharmaceutical telecommunications programs performed. Revenues for the Consumer Segment decreased $11.7 million, or 40.1%, to $17.5 million for 2001, compared to $29.2 million for 2000. Excluding the revenues from the Plano, Texas communication center that was sold in June 2000, the Consumer Segment revenues were $24.7 million for 2000. The remaining decrease was primarily due to the loss of a database maintenance client in the fourth quarter of 2000 and a reduction in inbound and outbound teleservices production hours and marketing programs partially due to the general slow-down in the economy, including the effects of the terrorist attacks of September 11, 2001.

     Our cost of revenues decreased $4.4 million, or 8.2%, to $49.2 million for 2001, compared to $53.6 million in 2000. Our cost of revenues as a percentage of revenues decreased slightly to 60.7% for 2001 from 61.4% for 2000. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment decreased slightly to 61.6% for 2001 compared to 62.3% for 2000. The decrease was due to sample fulfillment revenues growing at a rate faster than cost of revenues, which was partially offset by an increase in the number of medical meetings, which included higher direct costs incurred by us due to client specifications. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 60.0% for 2001 from 62.0% for 2000. The decrease was due to the move of one of our communication centers from Virginia to Maryland which allowed us to better manage our resources and costs, which was partially offset by a decrease in revenues due to the loss of a database maintenance client in the fourth quarter of 2000.

     Our selling, general and administrative expenses decreased $1.0 million, or 3.4%, to $28.7 million for 2001, compared to $29.7 million for 2000. Our selling, general and administrative expenses as a percentage of revenues increased to 35.4% for 2001, compared to 34.0% for 2000. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 24.2% for 2001 compared to 24.9% for 2000. The decrease was due to the increase in sample fulfillment revenues and our efforts to continue to control costs. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment increased to 42.9% for 2001, from 35.3% for 2000. The increase was due to a decrease in revenues due to the loss of a database maintenance client in the fourth quarter of 2000 and a reduction in inbound and outbound teleservices production hours and marketing programs due partially to the general slow-down in the economy, including the effects of the terrorist attacks of September 11, 2001, which was partially offset by our efforts to control costs.

     In the fourth quarter of 2001, we recognized an impairment loss in the amount of $32.8 million ($0.9 million represents an impairment loss from a business included in our "Other" segment). Such impairment loss was for those intangible assets which (i) we sold subsequent to year-end (see Note 20) at a loss, which indicates that there was an impairment of the intangible assets at December 31, 2001, (ii) we hold for sale and anticipate selling during the year-end December 31, 2002 and, based on estimated fair value as a result of purchase offers received to date, indicate that there was an impairment of the intangible assets at December 31, 2001, or (iii) we will continue to operate but have determined that the cash flows from operations plus an estimate of the proceeds from its eventual disposition indicate that there was an impairment of the intangible assets at December 31, 2001.

     On June 9, 2000, we sold the assets and business of our Plano, Texas communication center for $5 million in cash. At the time of the closing, $250,000 of the selling price was put in escrow and was released to us in the third quarter of 2000. We realized a net loss of $7.8 million (including the write-off of intangible assets of $10.7 million) in connection with the transaction.

     Our amortization expense decreased $0.2 million, or 6.7%, to $2.8 million for 2001, compared to $3.0 million for 2000. The decrease was due to the sale of the Plano, Texas communication center in 2000 that resulted in the write-off of $10.7 million in goodwill related to that business.

     Our net interest expense decreased $1.0 million, or 16.9%, to $4.9 million for 2001 compared to $5.9 million for 2000. The decrease was due to a decrease in the applicable rate under our Credit Facility, lower average debt outstanding, partially offset by the interest expense recorded to adjust the value of the warrants issued to the Bank Group to their fair market value, and the amortization expense associated with the increase in deferred financing costs relating to our financing activities.

     Our income tax benefit increased to $0.8 million in 2001, from $0.3 million in 2000. Our effective tax rate decreased from a benefit of 3% in 2000 to a benefit of 2% in 2001 due to increased losses recorded by the Company which generated net operating loss carryforwards that were partially offset by an increase in the valuation allowance against the corresponding deferred tax assets.

Results of Operations by Segment for 2000 and 1999

     The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our statements of operations. The data reflects the operations of Phoenix which was sold in the first quarter of 2002.

                                                 Pharmaceutical                               Consumer
                                       -----------------------------------      ------------------------------------
                                        2000           1999       Change          2000          1999         Change
                                      --------      --------      -------       -------       -------       --------
                                                                     (in thousands)
Statements of Operations Data:
Revenues                               $53,806      $ 45,503      $ 8,303       $29,249       $31,427       $ (2,178)
Cost of revenues                        33,490        24,834        8,656        18,105        22,348         (4,243)
                                      --------      --------      -------       -------       -------       --------
Gross profit                            20,316        20,669         (353)       11,144         9,079          2,065
Selling, general and
administrative expenses
(including unusual charge)              13,396        12,186        1,210        10,275        11,473         (1,198)
Loss on sale of business                     -             -            -         7,752             -          7,752
Amortization expense                     2,724         2,685           39           150           339           (189)
                                      --------      --------      -------       -------       -------       --------
Operating profit (loss)                $ 4,196      $  5,798      $(1,602)      $(7,033)      $(2,733)      $ (4,300)
                                      ========      ========      =======       =======       =======       ========

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Our revenues increased $6.1 million, or 7.5%, to $87.3 million for 2000, compared to $81.2 million for 1999. Revenues for the Pharmaceutical Segment increased $8.3 million, or 18.2%, to $53.8 million for 2000, compared to $45.5 million for 1999.

The increase was due to an increase in sample fulfillment shipments for a major customer and an increase in medical education meetings. Revenues for the Consumer Segment decreased $2.2 million, or 7.0%, to $29.2 million for 2000, compared to $31.4 million for 1999. The decrease was primarily due to a net decrease in billable hours for both new and existing clients and a decrease in revenues as a result of the sale of the Plano, Texas communications center in the second quarter of 2000.

     Our cost of revenues increased $4.3 million, or 8.7%, to $53.6 million for 2000, compared to $49.3 million in 1999. Our cost of revenues as a percentage of revenues increased slightly to 61.4% for 2000 from 60.7% for 1999. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 62.3% for 2000 compared to 54.5% for 1999. The increase was due to an increase in the percentage of international medical education meetings, which were more costly to run, and an increase in labor and occupancy costs incurred in conjunction with the opening of another warehouse to support increased sample fulfillment business. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 62.0% for 2000 from 71.0% for 1999. In 1999, we had higher personnel turnover, which caused higher recruiting, training and temporary employee costs, as compared to 2000. Another contributor to the decrease was inefficiencies relating to the expansion of the Consumer Segment in early 1999, which we believe have subsequently been corrected.

     Our selling, general and administrative expenses (including unusual charge) decreased $0.9 million, or 2.9%, to $29.7 million for 2000, compared to $30.6 million for 1999. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues decreased to 34.0% for 2000, compared to 37.7% for 1999. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Pharmaceutical Segment decreased to 24.9% for 2000 compared to 26.8% for 1999. The decrease was due to a reduction in bad debt expense resulting from contract disputes in the prior year, as well as improved collection procedures implemented during 2000. Selling, general and administrative expenses (including unusual charge) as a percentage of revenues for the Consumer Segment decreased to 35.3% for 2000 from 36.6% for 1999. The decrease was due to our change in focus in 1999 at our Boca Raton communications center from Business-to-Consumer to Business-to-Business, which is less costly. This was partially offset by a decrease in revenues generated at our Arlington, Virginia teleservices location, while fixed costs remained constant at that facility.

     During the second and third quarters of 1999, we recorded a one-time, unusual charge in the amount of $1.5 million as part of our corporate plan to improve future performance, which included $929,000 (which included $17,000 and $45,000 for the Pharmaceutical and Consumer Segments, respectively) in severance costs, $248,000 in costs incurred due to our exploration of strategic alternatives, $200,000 in deferred acquisition costs incurred on pending acquisitions which were no longer being pursued, and $149,000 in costs associated with the negotiations relating to the Credit Facility.

     On June 9, 2000, we sold the assets and business of our Plano, Texas communication center for $5 million in cash. At the time of the closing, $250,000 of the selling price was put in escrow and was released to us in the third quarter of 2000. We realized a net loss of $7.8 million (including the write-off of intangible assets of $10.7 million) in connection with the transaction.

     Our amortization expense decreased $0.1 million, or 3.2%, to $3.0 million for 2000, compared to $3.1 million for 1999. The decrease was due to the sale of the Plano, Texas communication center in 2000 that resulted in the write-off of $10.7 million in goodwill related to that business.

     Our net interest expense increased $2.2 million, or 59.5%, to $5.9 million for 2000 compared to $3.7 million for 1999. The increase was due to the higher interest rate applicable to the Credit Facility resulting from an amendment thereto.

     Our income tax benefit decreased to $0.3 million in 2000, from $1.8 million in 1999, primarily as a result of the non-deductible write-off of goodwill in conjunction with the sale of the Plano, Texas communication center during 2000. Our effective tax rate decreased from 32% in 1999 to 3% in 2000 due to increased losses recorded by the Company.

Liquidity and Capital Resources

     At December 31, 2001, we had negative working capital of $24.0 million which included approximately $30.4 million of debt which is classified as current portion of indebtedness. The $30.4 million was repaid via two payments, a payment of $28.9 million in February 2002 and a payment of $1.5 million in April 2002. Excluding the $30.4 million of debt, this represents a decrease of $1.3 million, or 16.9%, from $7.7 million in working capital at December 31, 2000. Our primary sources of liquidity consist of cash and cash equivalents, accounts receivable and availability of borrowings under our Credit Facility. As of December 31, 2001, we had cash and cash equivalents of $3.4 million, compared to $1.9 million as of December 31, 2000.

     Net cash provided by operating activities was $4.3 million in 2001, compared to $4.4 million in 2000. The slight decrease was due to a decrease in accounts receivables, unbilled receivables, accrued salaries, wages and related benefits and deferred revenues of $1.5 million partially offset by an increase in accounts payable and other assets of $1.6 million. Net cash provided by operating activities was $4.4 million in 2000, compared to $0.8 million in 1999. Excluding the loss on the sale of the Plano, Texas communication center of $7.8 million, there was $3.4 million net cash used in operating activities in 2000, compared to $0.8 million net cash provided by operating activities in 1999. The increase in 2000 compared to 1999 was primarily due to an increase in accounts payable and accrued expenses of $3.4 million offset by a reduction in accrued interest and related party expenses of $0.6 million and an increase in unbilled receivables of $1.1 million. The decrease in accrued interest and related party expenses was primarily due to contingent payments earned in 1999 and paid in 2000. There were no similar payments earned or paid in 2000 and 2001.

        Our accounts receivable turnover averaged 71 days, 72 days and 66 days for the years ended December 31, 2001, 2000 and 1999, respectively.

        Net cash used in investing activities was $2.5 million in 2001, compared to net cash provided by investing activities of $2.2 million in 2000. The change was due principally to $4.8 million in net proceeds received from the sale of the Plano, Texas communication center received in 2000 and a decrease in capital expenditures of $0.9 million in 2001 as compared to 2000. Net cash provided by investing activities was $2.2 million in 2000, compared to net cash used in investing activities of $8.9 million in 1999. The change in 2000 as compared to 1999 of $11.1 million in cash provided by investing activities was due to $4.8 million in net proceeds received from the sale of assets of the Plano, Texas communication center, a reduction in additions to property and equipment of $1.9 million, and a $3.6 million reduction in additional purchase price payments due to former owners of acquired businesses that were paid during the first half of 1999.

        Net cash used in financing activities was $0.4 million in 2001, compared to $9.3 million in 2000. The decrease was due to a decrease in net payments on the Credit Facility. Of the $7.6 million net payments made on the Credit Facility in 2000, approximately, $5.0 million represented proceeds from the sale of the Plano, Texas communication center. Net cash used in financing activities was $9.3 million in 2000, compared to net cash provided by financing activities of $10.9 million in 1999. The change in 2000 was primarily due to net borrowings on the Credit Facility and related party debt in 1999 of $14.1 million as compared to $8.8 million in net payments on the Credit Facility and related party debt in 2000.

         As a result of the events of September 11, 2001, we have experienced a significant reduction in revenue from our medical education business. We can not assure you that this trend will not continue. The continuation of this trend could cause our cashflow to be negatively affected.

Credit Facility

        At December 31, 2001, the Company was in default on all financial covenants pursuant to the Fourth Amendment Agreement and Waiver to our Credit Facility. On February 22, 2002, we entered into the Fifth Amendment and Waiver agreement (the "Fifth Amendment") to the Credit Facility with the Bank Group, which superceded the Fourth Amendment.

        The Fifth Amendment (a) provides that the Bank Group waive the "Acknowledged Events of Default" and amend certain provisions of the Credit Facility and its accompanying amendments, including requiring us to meet new financial covenants, (b) limits the revolving committed amount to (i) $7 million through May 31, 2002; (ii) $8 million from June 1, 2002 through March 31, 2003; and (iii) $7.2 million from April 1, 2003 through June 30, 2003, and (c) allows for up to $1.8 million in capital expenditures for the period ended December 31, 2002. The stated interest rate on the outstanding Credit Facility remains at Bank of America's prime plus 3%. The Fifth Amendment expires on July 1, 2003, at which time all amounts outstanding pursuant to the Credit Facility are to be paid.

        On April 5, 2002, we entered into the Sixth Amendment and Waiver Agreement (the "Sixth Amendment") to the Credit Facility with the Bank Group which amend certain provisions of the Credit Agreement including requiring us to pay an additional $1.5 million from the remaining Phoenix transaction proceeds, to repay such amount on tax the outstanding balance of the Credit Facility and limits the revolving committed amount to (i) $5.5 million through May 31, 2002;
(ii) $6.5 million from June 1, 2002 through March 31, 2003, and (iii) $5.7 million from April 1, 2003 through June 30, 2003.

        We believe that our cash and equivalents, as well as the cash provided by operations and the availability of funding under the Credit Facility, will be sufficient to fund our current operations and planned expenditures over the next twelve months.

        In connection with the Amendments the Bank Group approved the sales of Phoenix and CAG. The net proceeds from those sales were used to reduce our outstanding debt by $30.4 million. As a result of that payment, the Warrant we had issued to the Bank Group under the Fourth Amendment to the Credit Facility was effectively cancelled.

      We believe that we will be able to maintain compliance with the financial covenants established by the Amendments during 2002, which will allow us to maintain sufficient liquidity in 2002 to fund operations. Failure to achieve our revenue and income projections as a result of the loss of a key customer or other factor noted above could result in us not being able to maintain compliance with such covenants. Such non-compliance would result in an event of default, which if not waived by the Bank Group, would result in the acceleration of the amounts due under the Credit Facility.

      We believe that, to the extent that our outstanding balance on the Credit Facility is not repaid from the proceeds of the sale of one of our remaining divisions prior to the maturity thereof or that we do not refinance the outstanding balance pursuant to the Credit Facility prior to maturity, we will be required to find sources other than operations to repay the outstanding balance on the Credit Facility at maturity. If we are unable to refinance the Credit Facility on acceptable terms or find a source of repayment for the Credit Facility other than operations, then our business and financial condition could be materially and adversely impacted. We cannot assure you that we will be able to obtain any such refinancing or that we will be able to sell one of our remaining divisions on terms that are acceptable to the Company or at all.

The following is a list of commitments and contingencies of the Company:

CONTRACTUAL CASH OBLIGATIONS

                                                                        Payments Due by Period
                                                                        ----------------------
                                                   Total         1 year      2-4 years      5 years     After 5 years
                                                   -----         -----       ---------      -------     -------------
Long-term debt                                 $ 37,489,833   $31,962,469   $ 5,527,364            --               -
Capital lease obligations                           200,886        51,985       137,331        11,570               -
Operating leases                                 20,941,642     3,168,782     9,257,753     2,824,348       5,690,759
Total contractual obligations                  $ 58,632,361   $35,183,236   $14,922,448   $ 2,835,918     $ 5,690,759
Less: Phoenix and CAG contractual
obligations                                     (10,287,268)   (1,717,751)   (5,221,205)   (1,701,867)     (1,646,445)
Total contractual obligations after Phoenix
and CAG transactions                           $ 48,345,093   $33,465,485   $ 9,701,243   $ 1,134,051     $ 4,044,314

Employment Agreements

      In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, certain of whom are our stockholders, which expire at various times through 2004. The employment agreements have terms up to five years and required annual payments as of December 31, 2001 of $1,998,300 with bonus amounts of up to $399,060 per year. Subsequent to December 31, 2001, we sold Phoenix and CAG which had management employees with employment contracts which terminated. Therefore employment agreements now have terms up to five years. Required annual payments subsequent to the sale of Phoenix and CAG total $1,661,300 with bonus amounts of up to $289,260.

      As part of our efforts to reduce expenses, Michael Dinkins, our President and Chief Executive Officer since August 1999, Chairman of the Board since March 2000 and a senior officer of the Company since August 1997, resigned from the Board effective March 4, 2002, and as President and Chief Executive Officer effective March 29, 2002.

      An existing Board member, Shawkat Raslan, assumed the Chairman's role on March 4, 2002 and the President and Chief Executive Officer positions on March 30, 2002. Mr. Raslan has been a Director of the Company since May 1997. Since June 1983, he has served as President and Chief Executive Officer of International Resource Holdings, Inc., an asset management and investment advisory service for international clients. Due to his new responsibilities, he has entered into a two-year employment agreement with Access Worldwide that includes an annual salary of $150,000 with a bonus potential of 50% of his base salary. The employment agreement can be canceled by either Mr. Raslan or the Company with 30 days' notice and does not provide for any severance payments in that event.

      On March 5, 2002, Lee Edelstein was named President and Chief Executive Officer of TMS. Mr. Edelstein founded TMS and has been a member of our Board of Directors since October 1997. He assumed the position from Mary Sanchez, who resigned on March 5, 2002.

      Total severance costs for former employees who have resigned or where terminated are estimated at $1.0 million, including a compensation package totaling approximately $636,000 for Mr. Dinkins. These severance costs also include severance packages for Ms. Sanchez and Bernard Tronel, former Senior Vice President and Chief Operating Officer of TelAc and TMS, among others, and resulted in a one-time charge to our earnings that was incurred in the first quarter of 2002.

Contingent Consideration in Business Acquisitions

      In connection with certain acquisitions, we entered into contractual arrangements whereby our common stock and cash may be issued to former owners of acquired businesses upon attainment of specified financial criteria over three to five years as set forth in the respective agreements. The amount of shares and cash to be issued cannot be fully determined until the periods expire and the attainment of the criteria is established. If the criteria are attained, but not exceeded, the amount of shares, which could be issued, and cash, which could be paid subsequent to, December 31, 2001 under all agreements is 10,013,000 shares and $5,006,000, respectively. If the targets are exceeded by 10%, the amount of shares, which could be issued, and cash, which could be paid subsequent to December 31, 2001 under all agreements, is 11,579,000 shares and $5,789,000, respectively. We account for any such additional consideration, when the specified financial criteria are achieved and payable, as additional purchase price for the related acquisition.

Legal Proceedings

     We are involved in legal actions arising in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows except for the following:

     On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of Phoenix in 1997. Messrs. Rebak and Macaluso were the two majority shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out. The lawsuit seeks actual damages of $850,000 plus additional unspecified punitive damages. We have denied the allegation of the Complaint, and intend to defend vigorously. While we believe the claims have no legal basis, we cannot provide assurances as to the outcome of the litigation.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates and are subject to interest rate risk on our Credit Facility caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangements under the Credit Facility. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Credit Facility is currently at an interest rate of prime, plus 3%. The prime rate is the prime rate published by Bank of America, N.A. A one percent change in the prime interest rate would result in a pre-tax impact to us on earnings of approximately $0.3 million.

Item 8.     Financial Statements and Supplementary Data

     Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of PricewaterhouseCoopers LLP dated March 8, 2002, except as to the sixth paragraph of Note 2, the seventeenth paragraph of Note 9 and the third paragraph of Note 20, which are as of April 5, 2002, are filed as part of this Form 10-K.

                         Index to Financial Statements

                                                                                     Page
                                                                                     ----
Report of Independent Certified Public Accountants                                   F-1
Consolidated Balance Sheets                                                          F-2
Consolidated Statements of Operations                                                F-3
Consolidated Statements of Changes in Common Stockholders' (Deficit) Equity          F-4
Consolidated Statements of Cash Flows                                                F-5
Notes to Consolidated Financial Statements                                           F-6

              Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Access Worldwide Communications, Inc.


     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page F-25 present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     As more fully described in Note 2, the Company had an accumulated deficit of $65.0 million at December 31, 2001 and incurred a net loss of $36.6 million for the year ended December 31, 2001. As more fully described in Note 9, the Company was in non-compliance with the terms of its revolving credit and term loan facility at December 31, 2001, which was amended subsequent to year-end and provides for repayment of the outstanding balance in full on July 1, 2003. The Company is exploring alternative sources of repayment or refinancing with respect to the outstanding balance as more fully described in Note 2. While management believes that the Company will be able to maintain compliance with such covenants during 2002, failure to achieve its revenue and income projections or the loss of a key customer could result in the Company not being able to maintain compliance with such covenants. Such non-compliance would result in an event of default, which if not waived by the lenders, would result in the acceleration of the amounts due under the revolving credit and term loan facility.


PricewaterhouseCoopers LLP


Ft. Lauderdale, FL
March 8, 2002, except as to the sixth paragraph of Note 2, the seventeenth paragraph of Note 9 and the third paragraph of Note 20, which are as of April 5, 2002.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                              As of December 31,

                                                                                               2001                  2000
                                                                                          --------------        --------------
ASSETS

    Current assets:
    Cash and cash equivalents                                                             $    3,373,422        $    1,926,140
    Accounts receivable, net of allowance for doubtful accounts of
       $80,723 and $128,588, respectively                                                     15,358,920            16,080,028
    Unbilled receivables                                                                       3,795,943             4,065,750
    Other assets, net                                                                          2,286,600             2,680,179
                                                                                          --------------        --------------
       Total current assets                                                                   24,814,885            24,752,097
    Property and equipment, net                                                               10,114,449            10,517,295
    Intangible assets, net                                                                    21,420,624            57,073,434
    Other assets, net                                                                          1,181,570               637,572
                                                                                          --------------        --------------
       Total assets                                                                       $   57,531,528        $   92,980,398
                                                                                          ==============        ==============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON
    STOCKHOLDERS' (DEFICIT) EQUITY

    Current liabilities:
    Current portion of indebtedness                                                       $   30,471,375        $       34,347
    Current portion of indebtedness--related parties                                           1,543,079             1,369,520
    Accounts payable and accrued expenses                                                     10,215,514             9,867,226
    Accrued interest and other related party expenses                                             32,253                46,084
    Accrued salaries, wages and related benefits                                               2,573,213             2,823,997
    Deferred revenue                                                                           2,635,890             2,910,072
    Warrant payable                                                                            1,321,326                    --
                                                                                          --------------        --------------
       Total current liabilities                                                              48,792,650            17,051,246
    Long-term portion of indebtedness                                                          3,951,973            33,029,154
    Long-term portion of indebtedness--related parties                                         1,724,292             3,267,371
    Other long-term liabilities                                                                  350,405               379,671
    Mandatorily redeemable preferred stock, $.01 par value: 2,000,000 shares
       authorized, 40,000 shares issued and outstanding                                        4,000,000             4,000,000
                                                                                          --------------        --------------
       Total liabilities and mandatorily redeemable preferred stock                           58,819,320            57,727,442
                                                                                          --------------        --------------

    Commitments and contingencies

    Common stockholders' (deficit) equity:

    Common stock, $.01 par value: voting: 20,000,000 shares
       authorized; 9,740,001 shares issued and outstanding                                        97,400                97,400
    Additional paid-in capital                                                                63,636,069            63,577,509
    Accumulated deficit                                                                      (65,021,261)          (28,421,953)
                                                                                          --------------        --------------
       Total common stockholders' (deficit) equity                                            (1,287,792)           35,252,956
                                                                                          --------------        --------------
       Total liabilities, mandatorily redeemable preferred stock and common
       stockholders' (deficit) equity                                                     $   57,531,528        $   92,980,398
                                                                                          ==============        ==============

  The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Years Ended December 31,

                                                                            2001                 2000                 1999
                                                                        -------------       -------------         ------------
Revenues                                                                $  81,071,790       $  87,312,992         $ 81,186,934
Cost of revenues                                                           49,208,385          53,583,938           49,349,561
                                                                        -------------       -------------         ------------
     Gross profit                                                          31,863,405          33,729,054           31,837,373
Selling, general and administrative expenses (selling, general and administrative expenses to related parties are $755,700,
     $745,000, and $749,369, respectively)                                 28,671,609          29,746,694           29,108,297
Impairment of intangible assets                                            32,845,160                  --                   --
Loss on sale of business, net                                                      --           7,752,354                   --
Amortization expenses                                                       2,807,650           2,960,366            3,110,531
Unusual charge                                                                     --                  --            1,526,351
                                                                        -------------       -------------         ------------
     Loss from operations                                                 (32,461,014)         (6,730,360)          (1,907,806)
Interest income                                                               125,710             267,052              181,426
Interest expense                                                           (4,519,344)         (5,577,185)          (3,510,200)
Interest expense-related party                                               (459,973)           (626,701)            (394,892)
Other (expense) income                                                        (60,000)            229,972                   --
                                                                        -------------       -------------         ------------
Loss before income tax benefit and extraordinary charge                   (37,374,621)        (12,437,222)          (5,631,472)
Income tax benefit                                                           (775,313)           (348,060)          (1,793,130)
                                                                        -------------       -------------         ------------
Loss before extraordinary charge                                          (36,599,308)        (12,089,162)          (3,838,342)
Extraordinary charge on extinguishment of debt (net of income tax
     expense of $82,195)                                                           --                  --             (101,686)
                                                                        -------------       -------------         ------------
Net loss                                                                $ (36,599,308)      $ (12,089,162)        $ (3,940,028)
                                                                        =============       =============         ============

Loss per share of common stock
     Basic:

          Loss before extraordinary charge                              $       (3.76)      $       (1.25)        $      (0.41)
          Extraordinary charge                                                     --                  --                (0.01)
                                                                        -------------       -------------         ------------
          Net loss                                                              (3.76)              (1.25)               (0.42)
                                                                        =============       =============         ============
     Diluted loss per share of common stock                             $       (3.76)      $       (1.25)        $      (0.42)
                                                                        =============       =============         ============

  The accompanying notes are an integral part of these financial statements.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' (DEFICIT) EQUITY

             For the Years Ended December 31, 1999, 2000 and 2001



                                              Common
                                              Stock           Additional
                                     -----------------------    Paid-in       Accumulated     Treasury     Deferred
                                        Shares       Amount     Capital         Deficit         Stock    Compensation     Total
                                     -----------   ---------  ------------   -------------    ---------  ------------  ------------
Balance, December 31, 1998             9,043,185   $  90,432  $ 58,490,848   $ (12,392,763)   $ (52,530) $     (5,592) $ 46,130,395
Contingent payments made in the
form of common stock                     485,293       4,853     4,441,185              --           --            --     4,446,038
Issuance of treasury stock                    --          --            --              --       52,530            --        52,530
Amortization of deferred compensation                                   --              --           --         5,592         5,592
Net loss for the year ended
Balance, December 31, 1999                    --          --            --      (3,940,028)          --            --    (3,940,028)
                                     -----------   ---------  ------------   -------------    ---------  ------------  ------------

Balance, December 31, 1999             9,528,478      95,285    62,932,033     (16,332,791)          --            --    46,694,527
Contingent payments made in the
form of common stock                     211,523       2,115       645,476              --           --            --       647,591
Net loss for the year ended
Balance, December 31, 2000                    --          --            --     (12,089,162)          --            --   (12,089,162)
                                     -----------   ---------  ------------   -------------    ---------  ------------  ------------

Balance, December 31, 2000             9,740,001      97,400    63,577,509     (28,421,953)          --            --    35,252,956
Issuance of stock-based
compensation                                  --          --        58,560              --           --                      58,560
Net loss for the year ended
Balance, December 31, 2001                    --          --            --     (36,599,308)          --            --   (36,599,308)
                                     -----------   ---------  ------------   -------------    ---------  ------------  ------------

Balance, December 31, 2001             9,740,001   $  97,400  $ 63,636,069   $ (65,021,261)   $      --  $         --  $ (1,287,792)
                                     ===========   =========  ============   =============    =========  ============  ============

  The accompanying notes are an integral part of these financial statements.

                        ACCESS WORLDWIDE COMMUNICATIONS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                           For the Years Ended December 31,


                                                                       2001                   2000                  1999
                                                                 -----------------      -----------------     -----------------
Cash flows from operating activities:

    Net loss                                                        $  (36,599,308)        $ (12,089,162)      $    (3,940,028)
    Adjustments to reconcile net loss
       to net cash provided by operating activities:
       Net loss on sale of business                                             --             7,752,354                    --
       Depreciation and amortization                                     6,644,613             5,582,862             5,521,405
       Impairment of intangible assets                                  32,845,160                    --                    --
       Extraordinary charge, net of applicable income taxes                     --                    --               101,686
       Income tax effect of extraordinary charge                                --                    --                82,195
       Deferred tax provision                                             (775,313)                   --              (113,469)
       Allowance for doubtful accounts                                     (47,865)               15,506               (71,719)
       Issuance of stock-based compensation                                 58,560                    --                    --
       Changes in operating assets and liabilities,
           excluding effects from acquisitions and dispositions:
           Accounts receivable                                             768,973              (154,546)            2,415,902
           Unbilled receivables                                            269,807            (1,110,851)             (953,288)
           Other assets, net                                             1,009,884               152,187               230,718
           Accounts payable and accrued expenses                           685,929             3,484,027              (131,361)
           Accrued interest and related party expenses                     (13,831)             (602,997)           (2,721,053)
           Accrued salaries, wages and related benefits                   (250,784)              777,332                70,112
           Deferred revenue                                               (263,071)              574,367               337,219
                                                                 -----------------      -----------------     -----------------
           Net cash provided by operating activities                     4,332,754             4,381,079               828,319
                                                                 -----------------      -----------------     -----------------

Cash flows from investing activities:

    Additions to property and equipment                                 (2,490,068)           (3,417,800)           (5,281,719)
    Net proceeds from sale of business                                          --             4,777,642                    --
    Business acquisitions, net of cash acquired                                 --               804,300            (3,602,959)
                                                                 -----------------      -----------------     -----------------

           Net cash (used in) provided by investing activities          (2,490,068)            2,164,142            (8,884,678)
                                                                 -----------------      -----------------     -----------------

Cash flows from financing activities:

    Deferred stock issuance and loan origination fees                     (291,746)             (502,431)             (704,390)
    Payments on capital leases                                             (45,277)              (41,009)              (27,156)
    Net borrowings (payments) under line of credit facility              1,311,139            (7,626,578)           14,949,812
    Payments on related party debt                                      (1,369,520)           (1,155,443)             (867,746)
    Repurchase of mandatorily redeemable preferred stock                        --                    --            (2,500,000)
                                                                 -----------------      -----------------     -----------------
       Net cash (used in) provided by financing activities                (395,404)           (9,325,461)           10,850,520
                                                                 -----------------      -----------------     -----------------

       Net increase (decrease) in cash and cash equivalents              1,447,282            (2,780,240)            2,794,161
Cash and cash equivalents, beginning of year                             1,926,140             4,706,380             1,912,219
                                                                 -----------------      -----------------     -----------------
Cash and cash equivalents, end of year                              $    3,373,422         $   1,926,140       $     4,706,380
                                                                 =================      =================     =================

Supplemental disclosure of cash flow information:

Cash paid during the period for:

       Interest                                                     $    4,895,905         $   5,695,180       $     3,706,200
                                                                 =================     =================     =================
       Income taxes                                                 $           --         $          --       $       250,400
                                                                 =================     =================     =================
Non-Cash Financing Activities:

    Contingent payments made in the form of common stock and
      treasury stock                                                $           --         $     647,591       $     4,498,568
                                                                 =================     =================     =================

  The accompanying notes are an integral part of these financial statements.

                    ACCESS WORLDWIDE COMMUNICATIONS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS DESCRIPTION

         Founded in 1983, Access Worldwide Communications, Inc. ("Access Worldwide," "we," "our," "us," or the "Company" refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs in the pharmaceutical, telecommunications and consumer products industries to clients in various countries. We offer services that help our clients attract new customers, maintain existing customer relationships and increase customer loyalty and retention. We believe that our ability to provide both strategic and tactical solutions supported by systems and technology helps to differentiate us in the highly fragmented outsourced marketing services industry.

         Currently, the Company is comprised of the following two principal business segments:

         Pharmaceutical Marketing Services ("Pharmaceutical"), consisting of the AM Medica Communications Group ("AM Medica") and TMS Professional Markets Group ("TMS") (pharmaceutical division) that provide outsourced services, including medical education, medical publishing, pharmacy stocking and clinical trial recruitment to the pharmaceutical and medical industries.

         Consumer and Business Services ("Consumer"), consisting of the TelAc Teleservices Group ("TelAc") and TMS (consumer and business-to-business divisions), that provide consumer and multilingual telemarketing services to clients in the telecommunications and consumer products industries.

         Until February 2002, the Pharmaceutical segment included pharmaceutical sampling distribution services offered by our Phoenix Marketing Group ("Phoenix"), which was acquired by Express Scripts, Inc. on February 25, 2002. In addition, we had a third business segment through January 2002, Strategic Research Services, that consisted of the Cultural Access Group ("CAG") (which was acquired by LuminaAmericas, Inc. on January 31, 2002) that provided quantitative and qualitative market research to clients in various countries (see Note 20).

2.       LIQUIDITY

         The accompanying consolidated financial statements have been prepared on a basis which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At December 31, 2001, we had an accumulated deficit of $65.0 million and had incurred recurring net losses of $36.6 million, $12.1 million and $3.9 million during the three years ended December 31, 2001, 2000 and 1999, respectively.

         We operate in a highly competitive and fragmented industry and therefore, we compete with other outsourced marketing services companies. In addition, our largest clients and many of our prospective clients have significant internal marketing capabilities and also contract for similar services with our competitors.

         Our three largest clients accounted for approximately 58.4% of our revenues during the year ended December 31, 2001. In addition, the majority of our contracts are short-term in duration and are cancellable on a 90 day or less notice. Although we have done business with these three clients for at least eight years, the loss of any of these clients or any of their business could have a material adverse effect on the Company.

         Because we provide outsourced and consumer products marketing services to principally the pharmaceutical, telecommunications and consumer products industries, our business and our future operations are dependent on those industries. The ability for us to grow is based to a significant extent on our ability to utilize our existing infrastructure and databases to perform services for new clients and to provide new services for existing clients. In addition, with respect to the services we provide to clients in the pharmaceutical industry, our revenue may be negatively impacted if new drugs do not receive approval from the Food and Drug Administration on a timely basis or if existing drugs are removed from the market.

         We are subject to extensive regulations and we could be faced with a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

                         ACCESS WORLDWIDE COMMUNICATIONS, INC.

2.       LIQUIDITY -- (Continued)

            At December 31, 2001, we were in default on all our financial covenants pursuant to the Fourth Amendment Agreement and Waiver to the revolving credit and term loan facility (collectively the "Credit Facility") with our bank group of lenders (the "Bank Group"). On February 22, 2002 and April 5, 2002, we renegotiated the Credit Facility with the Bank Group and entered into the Fifth and Sixth Amendment and Waiver agreements, respectively (the "Amendments") (see
Note 9). As a result of the renegotiation, the sale of two of our subsidiaries (see Note 20) and the repayment of approximately $30.4 million of the outstanding balance subsequent to December 31, 2001 pursuant to the Amendments, we are now required to repay the outstanding balance on the revolving credit facility in full on July 1, 2003, rather than January 2, 2003, as previously provided under the Credit Facility.

            We believe that we will be able to maintain compliance with the financial covenants established by the Amendments (see Note 9) during 2002, which will allow us to maintain sufficient liquidity in 2002 to fund operations. Failure to achieve our revenue and income projections as a result of the loss of a key customer or other factor noted above could result in us not being able to maintain compliance with such covenants. Such non-compliance would result in an event of default, which, if not waived by the Bank Group, would result in the acceleration of the amounts due under the Credit Facility.

            We believe that to the extent that our outstanding balance on the Credit Facility is not repaid from the proceeds of the sale of another subsidiary prior to the maturity or that we do not refinance the outstanding balance pursuant to the Credit Facility prior to maturity, we will be required to find sources other than operations to repay the outstanding balance on the Credit Facility at maturity. If we are unable to refinance the Credit Facility on acceptable terms or find a source of repayment for the Credit Facility other than operations, then our business and financial condition could be materially and adversely impacted. We cannot assure our stockholders that we will be able to obtain any such refinancing or that we will be able to sell another subsidiary on terms that are acceptable to the Company or that would otherwise provide funds to repay our Credit Facility.


3.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The consolidated financial statements present the financial position and results of operations of the Company and our subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

         All highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents.

Loan Origination Fees

         Loan origination fees represent costs incurred in connection with the receipt of our Credit Facility. These fees, which are included in other assets in the accompanying consolidated balance sheets, are amortized as interest expense over the life of the Credit Facility.

Computer Software

         We have developed certain computer software and technically derived procedures intended to maximize the quality and efficiency of our services. Costs of purchased internal-use computer and telephone software are capitalized and costs of internally developed internal-use computer software are capitalized based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line method over a period of three years.

                         ACCESS WORLDWIDE COMMUNICATIONS, INC.

3.       SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

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

Intangible Assets

         Assets and liabilities acquired in connection with business combinations are accounted for under the purchase method of accounting and are recorded at their respective fair values. The excess of the purchase price over the fair value of net assets acquired consists of non-compete agreements, customer lists, assembled workforce and goodwill (the "intangible assets"). The intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to thirty-five years.

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

         We recognized an impairment loss in the amount of $32.8 million during the quarter ended December 31, 2001. Such impairment loss was with respect to those intangible assets which (i) we sold subsequent to year-end (see Note 20) at a loss which indicated that there was an impairment of the intangible asset at December 31, 2001, (ii) we hold for sale and anticipate selling during the year-ending December 31, 2002 and based on estimated fair value as a result of offers received to date indicate that there was an impairment of the intangible assets at December 31, 2001, or (iii) we will continue to operate but have determined that the cash flows from operations plus an estimate of the proceeds from its eventual disposition indicate that there was an impairment of the intangible assets at December 31, 2001.

Deferred Revenue

         Deferred revenue represents customer deposits for services that have been contracted for, but have not been fully performed.

Treasury Stock

         The purchase of treasury stock is accounted for using the cost basis method of accounting.

         On September 10, 1998, the Board of Directors approved a 300,000 common stock buyback program. No stock has been repurchased since 1998. At December 31, 2001, we had 165,000 shares of common stock left to be repurchased under this program.

                              ACCESS WORLDWIDE COMMUNICATIONS, INC.

3.       SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

Revenue Recognition

         We provide a variety of services to a diverse client base. The principal sources of revenue and manner of recognition as of December 31, 2001 are as follows:

     . For medical education and meeting programs, we generally bill and collect project fees over the life of the project including a percentage of the total project cost at the execution of the work order. Revenues are recognized on the percentage of completion method and at times result in unbilled receivables.

     . For teleservices projects, we bill clients and recognize revenue on one of the following bases: production hours, completed presentations, phone calls placed or received, sales made per hour or a fixed monthly fee. Revenues are recognized as the services are performed.

     . For customized or non-standard database projects, we bill either on a fixed fee or on a per item basis, and revenues are recognized upon delivery of data to the client. Monthly or other scheduled data services are billed and revenue is recognized on a straight-line basis over the life of the service.

     . For sample fulfillment services, we bill on a per item basis and recognize revenues when services are rendered.

     . For market research projects, we generally bill and collect fixed project fees in periodic installments over the life of the project including a percentage of the total project costs at the execution of a contract. Revenues are recognized on the percentage of completion method and at times result in unbilled receivables.


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

Stock-Based Compensation

         Options granted under our stock-based compensation plan to employees are accounted for using the intrinsic value method. We do not recognize compensation expense in connection with granting stock options to employees as the strike price of the option at the time of grant equals the fair market value of our stock at such time. Options granted under our stock-based compensation plan to non-employees are accounted for based on fair value accounting rules. We disclose net loss and earnings per share as if we recognized compensation expense for the grant of stock options to employees based on fair value accounting rules (see Note 14).

Accounting Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such estimates consist primarily of allowance for doubtful accounts, valuation allowances on net deferred tax assets and the useful lives and valuation of long-lived assets, including property and equipment, intangible assets and accrued expenses. Actual results could differ from those estimates.

                           ACCESS WORLDWIDE COMMUNICATIONS, INC.

3.       SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

Concentrations of Credit Risk

         Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of cash, accounts receivable and unbilled receivables. We maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and management believes the risk related to these deposits is minimal. We do not require collateral or other security to support credit sales. In addition, we maintain reserves for potential credit losses.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB" or the "Board") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001,
(2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142, we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

         We will adopt the provisions of SFAS 142 in the quarter ended March 31, 2002. We are in the process of preparing for the adoption of SFAS 142 and are making the determinations as to what our reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. We expect that we will no longer record $2.8 million of amortization annually relating to our existing goodwill and indefinite-lived intangibles.

         SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We expect to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the second quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter of 2002. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

3.      SIGNIFICANT ACCOUNTING POLICIES  -- (Continued)

         In addition, in October 2001, the Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. In addition, SFAS 144 supersedes the accounting and reporting provisions of APB No. 30 ("APB 30"), Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale". SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of the adoption of SFAS 144.

Reclassifications

         Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.


4.      INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                                                     December 31,
                                                Useful Life    ---------------------------------------------------
                                                  In Years               2001                        2000
                                                -----------    ----------------------      -----------------------
        Goodwill                                     35                   $24,988,835                  $60,266,708
        Customer lists                                5                     1,609,494                    2,009,494
        Assembled workforce                           3                     1,221,844                    1,471,844
        Noncompete agreements                         7                       474,034                      874,034
                                                               ----------------------      -----------------------
                                                                           28,294,207                   64,622,080
        Less: Accumulated amortization                                     (6,873,583)                  (7,548,646)
                                                               ----------------------      -----------------------
        Intangible assets, net                                            $21,420,624                  $57,073,434
                                                               ======================      =======================

     Certain agreements pursuant to which we acquired some of our current and former business units required additional contingent payments if certain financial goals were achieved. Of the aggregate amounts payable under these agreements, 211,523 and 500,748 (including 15,455 shares of treasury stock) shares of our common stock, valued at $647,591, and $4,498,568 respectively, were issued in 2000 and 1999, respectively. In addition, $576,282 and $3,295,423 in cash was paid during 2000 and 1999, respectively, as additional contingent payments pursuant to the purchase agreements. As of December 31, 1999, we had accrued $973,507 as additional contingent payments in accordance with certain purchase agreements. Such amounts were paid in 2000. There were no contingent payments earned or accrued during the years ended December 31, 2001 or 2000 (see
Note 17).

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

5.      LOSS ON SALE OF BUSINESS

         On June 9, 2000, we sold the assets and business of our Plano, Texas communication center (see Note 9) for $5 million in cash. At the time of the closing, $250,000 of the selling price was put in escrow and was released to us in the third quarter of 2000. We realized a net loss of $7.8 million, net of expenses incurred (including the write-off of intangible assets of approximately $10.7 million) in connection with the transaction. The Plano, Texas communication center's revenues and operating loss for the years ended December 31, 2000 and 1999 were:

                                         For the Years Ended December 31,
                                    -------------------------------------------
                                          2000                      1999
                                    -----------------         -----------------
Revenues                                   $4,465,000                $8,819,000
Operating loss                             $ (216,000)               $ (540,000)

6.      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                     December 31,
                                                Useful Life    ---------------------------------------------------
                                                  In Years                2001                     2000
                                                -----------    ------------------------     ----------------------
Furniture and fixtures                                7                   $   2,737,191              $   2,436,805
Telephone and office equipment                        7                       3,094,944                  2,455,936
Computer equipment                                   3-5                      8,167,790                  7,277,427
Leasehold improvements                          Life of lease                 3,791,752                  3,327,045
Fixed assets not placed in service                                            1,037,579                    841,702
                                                                 ----------------------      ---------------------
                                                                             18,829,256                 16,338,915
Less: Accumulated depreciation                                               (8,714,807)                (5,821,620)
                                                                 ----------------------      ---------------------
Property and equipment, net                                               $  10,114,449              $  10,517,295
                                                                 ======================      =====================

         Depreciation expense (including property and equipment held under capital leases) was $2,986,899, $2,622,496 and $2,410,874 for the years ended December 31, 2001, 2000 and 1999, respectively.

7.      REVENUES FROM SIGNIFICANT CUSTOMERS

         For the years ended December 31, 2001 and 2000, a substantial portion of our revenues was derived from three customers, which are included in the Pharmaceutical and Consumer Segments (see Note 19). For the years ended December 31, 2001 and 2000, revenues from these customers amounted to approximately 58.4% and 49%, respectively, and as of December 31, 2001 and 2000, accounts receivable for these customers amounted to approximately 58.1% and 50%, respectively. For the year ended December 31, 1999, a substantial portion of our revenue was derived from one customer, which was included in the Consumer Segment. For the year ended December 31, 1999, revenues from this customer amounted to approximately 29% of revenues and, as of December 31, 1999, accounts receivable from this customer amounted to approximately 16%.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

8.       INCOME TAXES

         The benefit for income taxes consists of the following:

                                                      For the Years Ended December 31,
                                           ------------------------------------------------------
                                                 2001               2000               1999
                                           ---------------    ---------------   -----------------
Current tax benefit:
     Federal                                 $          --     $     (348,060)    $   (1,842,045)
     State                                              --                 --            (64,554)
                                           ---------------    ----------------   ---------------

                                                        --           (348,060)        (1,906,599)
                                           ---------------    ---------------    ---------------

Deferred tax (benefit) expense:
     Federal                                      (775,313)                --            120,965
     State                                              --                 --             (7,496)
                                           ---------------    ---------------    ---------------

                                                  (775,313)                --            113,469
                                           ---------------    ---------------    ---------------
                                             $    (775,313)    $     (348,060)    $   (1,793,130)
                                           ===============    ===============    ===============

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

         Net deferred tax liabilities are comprised of the following:

                                                                                   December 31,
                                                                 ----------------------------------------------
                                                                         2001                      2000
                                                                 --------------------      ---------------------
Deferred tax assets:
     Accrued severance pay                                           $        11,870              $      47,511
     Accrued vacations                                                        63,019                     79,987
     AMT credit                                                              178,664                    178,664
     Amortization of goodwill                                             10,635,792                         --
     Federal and state net operating losses carryforward                   4,032,109                  1,599,686
     Other                                                                    40,967                     75,474
                                                                 -------------------       --------------------
     Gross deferred tax assets                                            14,962,421                  1,981,322
     Less: Valuation allowance                                           (14,595,513)                  (813,951)
                                                                 -------------------       --------------------
     Net deferred tax assets                                                 366,908                  1,167,371
                                                                 -------------------       --------------------

Deferred tax liabilities:
     Amortization of intangible assets                                            --                 (1,417,623)
     Depreciation                                                           (316,479)                  (450,430)
     Other                                                                   (50,429)                   (74,631)
                                                                 -------------------       --------------------
     Gross deferred tax liabilities                                         (366,908)                (1,942,684)
                                                                 -------------------       --------------------
Net deferred tax liabilities                                         $            --              $    (775,313)
                                                                 ===================       ====================

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

8.       INCOME TAXES  -- (Continued)

         At December 31, 2001, we had net operating loss ("NOL") carryforwards of approximately $7,320,000 for federal income tax purposes, which expire at varying times through 2021. We also have available NOL carryforwards of approximately $27,724,000 for state income tax purposes, which expire at various times through 2021.

         Deferred tax assets and liabilities are included in other current assets and accounts payable and accrued expenses, respectively. A valuation allowance to reduce deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative is required. We recorded a valuation allowance of $14,595,513 and $813,951 at December 31, 2001 and 2000, respectively, which primarily relates to intangible assets and net operating loss carryforwards.

         Our effective tax rate was different from the federal statutory rate as follows:

                                                                            For the Years Ended
                                                                               December 31,
                                                        ----------------------------------------------------
                                                           2001                 2000                  1999
                                                        ----------           ----------             --------
Statutory rate                                                (34)%               (34)%                 (34)%
Meals and entertainment and officers' life insurance           --                  --                     1
State income taxes, net of federal benefit                     (6)                 (6)                   --
Valuation allowance                                            37                   7                    --
Amortization and write-off of goodwill                          1                  30                     2
Other items, net                                               --                  --                    (1)
                                                        ----------           ---------              --------
                                                               (2)%                (3)%                 (32)%
                                                        ==========           =========              ========

9.       INDEBTEDNESS

                                                                                                      December 31,
                                                                                        ----------------------------------------
                                                                                              2001                    2000
                                                                                        -----------------       ----------------
Our borrowings consist of the following:
Revolving credit and term loan facility (collectively the "Credit Facility")                  $34,222,462            $32,911,323
6.5% subordinated promissory note due to the former sole stockholder of
AM Medica; principal and interest due in monthly installments of $150,000
(interest at default rate of 12% per year payable monthly) with a balloon payment
due on October 1, 2003                                                                          2,834,037              4,203,557
6% subordinated promissory note due to former stockholder of TeleManagement
Services ("TMS"); interest at default rate of 10% per year payable quarterly; due with a balloon payment 10 days subsequent to the
repayment of the Credit Facility                                                                  433,334                433,334
Capital leases payable in monthly installments through June 2006                                  200,886                152,178
                                                                                        -----------------       ----------------
                                                                                               37,690,719             37,700,392
Less: Current portion                                                                         (32,014,454)            (1,403,867)
                                                                                        -----------------       ----------------
                                                                                               $5,676,265            $36,296,525
                                                                                        =================       ================

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

9.       INDEBTEDNESS  -- (Continued)

         On March 12, 1999, we received from a syndicate of financial institutions (the "Bank Group"), (i) a revolving credit facility of $40,000,000, with a sublimit of $5,000,000 for the issuance of standby letters of credit and a sublimit of $5,000,000 for swingline loans, and (ii) a term loan facility of $25,000,000 (the "Term Loan")(collectively, the "Credit Facility"). All of the foregoing bears interest at formula rates ranging from either (i) the higher of
(a) the Federal Funds Rate plus 0.50% and (b) the prime lending rate, plus an applicable margin ranging from 0.0% to 1.0% or (ii) LIBOR, plus an applicable margin ranging from 1.25% to 2.50%. We were required to pay a commitment fee on the unused portions of the Credit Facility.

         On March 12, 1999, $28,288,089 of the Credit Facility was used to extinguish our $30,000,000 committed line of credit. We recognized an extraordinary after-tax charge of $101,686 or $0.01 per share for the write-off of loan origination fees as a result of the extinguishment. In addition, $2,500,000 of the Credit Facility was used to redeem 25,000 shares of our mandatorily redeemable preferred stock, Series 1998, at a price of $100 per share. No gain or loss was recorded on the redemption of shares.

         The Credit Facility was collateralized by substantially all of the assets of the Company and had certain financial covenants which became increasingly more restrictive should we not be able to meet our growth projections. During the second quarter of 1999, we reported operating losses and as a result, we were not in compliance with certain financial covenants ("Events of Default") of the Credit Facility, and were engaged in negotiations to restructure the Credit Facility with the Bank Group. On September 28, 1999, we entered into a forbearance agreement (the "Agreement") with the Bank Group.

         The Agreement provided that the Bank Group (a) forbear exercising their right to stop making extensions of credit and to accelerate the full outstanding balance on the Credit Facility, which rights arose from the Event of Defaults,
(b) agree not to charge interest on the outstanding balance on the Credit Facility at the full default rate (prime plus 3%), and (c) continue to make available to us draws as provided under the Credit Facility. In addition, the Agreement limited our ability to draw on our revolving credit facility to $16 million without prior consent of the Bank Group. The Agreement was amended on October 22, 1999 and expired on November 8, 1999.

         As a result of the Events of Default, on October 24, 1999, we failed to make a scheduled payment of $1,833,333 on our subordinated promissory note to the former sole stockholder of AM Medica. The former stockholder's employment agreement contains a provision that in the event of a default on the subordinated promissory note, we had a period of 180 days to remedy such default to keep the employment agreement binding. On April 14, 2000, the former stockholder of AM Medica entered into a one year consulting agreement with us which excluded provisions tied to the subordinated promissory note.

         Due to the Events of Default, on January 2, 2000, February 14, 2000 and April 1, 2000, we were unable to make the scheduled payments of $20,000, $433,333, and $60,000, respectively, on our subordinated promissory notes due to the former stockholders of CAG, TMS, and TelAc, respectively, each of which was a current or former business unit of ours that we acquired from the respective stockholders. The TMS note had a default interest rate provision and as a result, the interest rate on the subordinated promissory note due to the former stockholder of TMS increased to 10% from 6%.

         On April 14, 2000, we entered into an Amendment Agreement and Waiver (the "First Amendment") to the Credit Facility with the Bank Group. The First Amendment (a) provided that the Bank Group waive the Events of Default and amend certain provisions of the Credit Facility, including the reestablishment of financial covenants which would become more restrictive should we not be able to meet our growth projections, (b) limited the revolving credit facility to $17 million, (c) increased the interest rate on the outstanding Credit Facility to prime plus 3%, (d) allowed certain payments to be made by us on our subordinated promissory notes based on amended or original agreements, and (e) required payment of a monitoring and amendment fee to the Bank Group equal to approximately 1.0% the sum of (i) the aggregate revolving committed amount and
(ii) the outstanding principal balance of the Term Loan on such date.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

9.       INDEBTEDNESS  -- (Continued)

         On June 7, 2000, the Company and the Bank Group amended the First Amendment to the Credit Facility and entered into a Second Amendment Agreement and Waiver (the "Second Amendment") which allowed us to sell substantially all of the assets of our AWWC Texas I L.P. subsidiary (henceforth the "Plano, Texas Communications Center") to Merkafon International, Ltd. The Second Amendment required a repayment on the outstanding Term Loan in the amount of $3.6 million and a repayment of $1.4 million on the outstanding revolving credit facility subject to our re-borrowing right. In addition, the financial covenants were reset to allow for the sale of the Plano, Texas Communications Center.

         On January 5, 2001, we notified the Bank Group under "Acknowledged Events of Default" that based on unaudited numbers we had defaulted on all of our financial covenants under the Credit Facility, as amended. On January 5, 2001, we submitted our proposed loan amendment recommendation to the Bank Group for consideration.

         Simultaneously, we were in negotiations with a prospective landlord to relocate our Virginia communication center since the lease expired during May 2001. The prospective landlord required us to obtain a letter of credit prior to commencing any tenant improvements or committing to the lease. As a result, on January 16, 2001, we requested that the Bank Group grant us a waiver (the "Waiver") of Section 2.28 of the Credit Facility to allow for the issuance of a letter of credit against the revolving credit facility (the "Letter of Credit") to the prospective landlord. The Waiver was granted on February 7, 2001 and the Bank Group issued a Letter of Credit to the prospective landlord on our behalf. The Letter of Credit was in the amount of $1,079,100 and expired on February 7, 2002.

         Beginning on February 7, 2001, we entered into several Forbearance Agreements with the Bank Group. Under the Forbearance Agreements, the Bank Group agreed to forbear exercising their rights, to the extent and only to the extent such rights arise exclusively as a result of the "Acknowledged Events of Default," to stop making extensions of credit and to accelerate the full outstanding balance on the Credit Facility. The latest Forbearance Agreements expired on April 2, 2001.

         On March 28, 2001, we entered into a Third Amendment and Waiver (the "Third Amendment") with the Bank Group, which provided for the amendment of the revolving credit facility. The revolving credit facility was increased from an amount not to exceed $17 million, as defined in the First Amendment to an amount not to exceed $18 million for the period from March 28, 2001 to April 2, 2001.

         On April 3, 2001, we entered into the Fourth Amendment Agreement and Waiver (the "Fourth Amendment") to the Credit Facility with the Bank Group which superceded the Third Amendment. The Fourth Amendment (a) provided that the Bank Group waive the "Acknowledged Events of Default" and amended certain provisions of the Credit Facility and its accompanying amendments, including requiring us to meet new financial covenants, (b) limited the revolving committed amount to
(i) $18.5 million through September 30, 2001; (ii) $18.2 million from October 1, 2001 through October 31, 2001; (iii) $17.9 million from November 1, 2001 through November 30, 2001; (iv) $17.5 million from December 1, 2001 through December 30, 2001 and (v) $17 million from and after December 31, 2001, (c) required monthly installments of the principal on the Term Loan in the amount of $350,000 commencing on January 1, 2002 through December 31, 2002, with the remaining outstanding balance due on January 2, 2003; (d) required payment of $3 million in principal due on March 31, 2002 which would pay down the Term Loan until it is satisfied in full and thereafter to pay down the revolving credit facility;
(e) provided for the issuance of warrants (the "Warrant") in the amount of 12% of the common equity if we did not pay-down at least 60% of the principal under the Credit Facility by March 31, 2002 (see Note 10), and (f) required us to hire an investment banker by May 15, 2001 to consider strategic alternatives. The stated interest rate on the outstanding Credit Facility remained at prime plus 3%. The Fourth Amendment was scheduled to expire on January 2, 2003. Prior to May 15, 2001, we hired an investment banker as required by Fourth Amendment.

         On December 19, 2001, we entered into a purchase and sale agreement for Phoenix, pending stockholder and the Bank Group's approval. In January 2002, we notified the Bank Group that we were in default of all our financial covenants under the Credit Facility, as amended by the Fourth Amendment and we began negotiations for the Fifth Amendment and Waiver agreement (the "Fifth Amendment") to the Credit Facility.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

9.       INDEBTEDNESS  -- (Continued)


         On January 29, 2002, we signed a purchase and sale agreement for CAG, which closed on January 31, 2002. In addition, the sale of Phoenix was approved by the stockholders and the Bank Group on February 22, 2002 and closed shortly thereafter (see Note 20).

         In connection with both transactions, we repaid approximately $28.9 million outstanding pursuant to the Credit Facility and entered into the Fifth Amendment to the Credit Facility with the Bank Group which superceded the Fourth Amendment. The Fifth Amendment (a) provides that the Bank Group waive the "Acknowledged Events of Default" and amend certain provisions of the Credit Facility and its accompanying amendments, including requiring us to meet new financial covenants, (b) limits the revolving committed amount to (i) $7 million through May 31, 2002; (ii) $8 million from June 1, 2002 through March 31, 2003; and (iii) $7.2 million from April 1, 2003 through June 30, 2003. The stated interest rate on the outstanding Credit Facility remains at prime plus 3%. The Fifth Amendment expires on July 1, 2003, at which time all amounts outstanding pursuant to the Credit Facility are to be paid in full.

         On April 5, 2002, we entered into the Sixth Amendment and Waiver Agreement (the "Sixth Amendment") to the Credit Facility with the Bank Group which amends certain provisions of the Credit Agreement including requiring us to pay an additional $1.5 million from the remaining Phoenix transaction proceeds, to repay such amount on the outstanding balance of the Credit Facility and limits the revolving committed amount to (i) $5.5 million through May 31, 2002; (ii) $6.5 million from June 1, 2002 through March 31, 2003, and (iii) $5.7 million from April 1, 2003 through June 30, 2003.

         Aggregate annual principal maturities for indebtedness, reflecting the impact of the Amendments, as of December 31, 2001, are as follows:


              2002                               $   32,014,454
              2003                                    5,572,508
              2004                                       47,193
              2005                                       44,994
              2006                                       11,570
                                                 --------------
                                                    $37,690,719
                                                 ==============

         Subsequent to December 31, 2001, we assigned certain capital leases which were being utilized by Phoenix to the purchaser of Phoenix and, therefore, our aggregate minimum principal maturities for indebtedness were reduced by approximately $118,000.

10.      WARRANT PAYABLE

         At December 31, 2001, the Warrant was outstanding and entitled the Bank Group to purchase approximately 1.5 million shares of our common stock at an exercise price of $.01 per share. The Warrant was scheduled to expire on April 3, 2011. In connection with the repayment of approximately $28.9 million of the outstanding balance on the Credit Facility prior to March 31, 2002, the Warrant was effectively cancelled.

         The Warrant contained a "clawback" provision which allowed the number of shares to be issued under the Warrant to be reduced to the extent we made voluntary prepayments which exceed $5 million in the aggregate on or before March 31, 2002 and there were no events of default on the Credit Facility. The number of shares to be issued under the Warrant was to be reduced on a pro rata basis based on the ratio of (a) the aggregate amount of such prepayments prior to March 31, 2002, and (b) the total outstanding indebtedness of the Company prior to the application of such prepayments. In addition, if on or before March 31, 2002, the outstanding principal of the Credit Facility was reduced to $13,920,635 or less, the number of shares to be issued under the Warrant was reduced to zero.

         The Warrant also contained a "put" provision whereby the holders of the Warrant could put the Warrant to us for cash, based upon the difference between the fair value of the underlying common stock, as defined, and the exercise price, at the earliest of the following: (a) March 31, 2002, and (b) one of the following (i) the consummation of an Organic Change as defined in the Warrant agreement (including a sale or a dilution of ownership of any subsidiary), (ii) the occurrence of a Change of Control of the Company as defined in the Warrant agreement (iii) the consummation of a public offering by the Company, or (iv) the occurrence of an event of default, under the Credit Facility. The fair value of the underlying common stock for purposes of the put provision was defined as the average closing price of our common stock for the thirty trading days immediately preceding the put date.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

10.      WARRANT PAYABLE  -- (Continued)

         The estimated fair value of the Warrant on April 3, 2001, the issuance date, was approximately $1.5 million. Such amount was determined using a Black-Scholes pricing model and assumptions similar to those used for valuing our stock options. Such amount was recorded as a deferred financing cost and was being amortized over the life of the Credit Facility. At December 31, 2001, the total fair value of the warrant was approximately $1.3 million using the model and similar assumptions. The adjustment to the liability for the put feature from the issuance date to December 31, 2001 was recorded as an adjustment to interest expense for the year ended December 31, 2001.

11.      MANDATORILY REDEEMABLE PREFERRED STOCK

         At December 31, 2001 and 2000, we have outstanding 40,000 shares of mandatorily redeemable preferred stock (the "Preferred Stock"). The Preferred Stock entitles the holders to dividends payable in cash and non-cash distributions equal to the product of (x) 8.33 and (y) any per share dividend and distributions paid on shares of the common stock. The Preferred Stock is mandatorily redeemable by us at a price of $100 per share upon public offerings subsequent to February 13, 1998, change of control or when we achieve net income of $10 million over four consecutive quarters.

12.      UNUSUAL CHARGE

         During the year ended December 31, 1999, we recorded an unusual charge in the amount of $1.5 million as part of our corporate plan to improve future performance. We recorded $929,000 (which included $17,000 and $45,000 for the Pharmaceutical and Consumer Segments, respectively) in severance costs, $248,000 in costs incurred due to our exploration of strategic alternatives, $200,000 in deferred acquisition costs incurred on pending acquisitions which were no longer being pursued, and $149,000 in costs associated with the ongoing negotiations of the Credit Facility.

13.      LOSS PER COMMON SHARE

         The following is the computation of basic and diluted loss per common share:

                                                                 For the Years Ended December 31,
                                                    ----------------------------------------------------------------
                                                           Loss                    Shares             Per Share
                                                       (Numerator)             (Denominator)           Amount
                                                    -----------------        -----------------    ------------------
2001
Basic                                                $  (36,599,308)                9,740,001         $    (3.76)
                                                    =================        =================    ==================
Loss per share of common stock--diluted              $  (36,599,308)                9,740,001         $    (3.76)(1)
                                                    =================        =================    ==================
2000
Basic                                                $  (12,089,162)                9,687,120         $    (1.25)
                                                    =================        =================    ==================
Loss per share of common stock--diluted              $  (12,089,162)                9,687,120         $    (1.25)(1)
                                                    =================        =================    ==================
1999
Basic                                                $   (3,940,028)                9,403,291         $    (0.42)
                                                    =================        =================    ==================
Loss per share of common stock--diluted              $   (3,940,028)                9,403,291         $    (0.42)(1)
                                                    =================        =================    ==================

__________
(1) Since the effects of stock options and earnout contingencies are anti-dilutive for the years ended December 31, 2001, 2000 and 1999, these effects have not been included in the calculation of diluted earnings per share ("EPS") for the years ended December 31, 2001, 2000 and 1999.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

14.      STOCK OPTION PLAN

       Effective May 1, 1997, we adopted the 1997 Stock Option Plan (the "Plan") which is administered by the Stock Option Subcommittee of our Compensation Committee. During 1999, the Compensation Committee approved a resolution to increase the maximum number of shares of common stock available for award under the Plan. In 1999, the number of available options increased from 800,000 to 1,300,000. The exercise price of each option must equal or exceed the fair market value of the Company's stock on the date of the grant. An option's maximum term is 10 years. The Stock Option Subcommittee determines vesting terms at the time of grant, which range from 3 to 5 years. The Plan terminates effective April 30, 2007.

         On February 27, 2001, our Board of Directors approved a voluntary stock option cancel and regrant program for employees. The program provided employees and Board of Directors with the opportunity to cancel all or a portion of their existing and outstanding stock options granted to them before March 31, 2001, in exchange for a new option grant to be granted at a future date. The new options were issued in October 2001 and the exercise price of the new options was based on the trading price of our common stock on the date the new options were granted. As a result, 558,850 options with exercise prices ranging from $1.25 to $12.00 per share were forfeited and the Company granted 413,250 new options at an exercise price of $0.81 per share, the fair market value on the date of the grant. The exchange program was designed to comply with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

       No compensation cost has been recognized for options granted under the Plan. Had compensation cost been determined based on the fair value accounting rules at the grant dates for awards under the Plan, excluding options with performance conditions, our net loss and loss per share would have been increased to the following pro forma amounts:

                                        Years Ended December 31,

                           --------------------------------------------------
                                 2001              2000             1999
                           ----------------  ----------------  --------------
Net loss
     As reported             $(36,599,308)     $(12,089,162)     $(3,940,028)
     Pro forma                (36,911,745)      (12,701,604)      (4,419,691)
Loss per share
     As reported
          Basic              $      (3.76)     $      (1.25)     $     (0.42)
          Diluted(1)                (3.76)            (1.25)           (0.42)
     Pro forma
          Basic              $      (3.79)     $      (1.31)     $     (0.47)
          Diluted(1)                (3.79)            (1.31)           (0.47)

_____________
(1) Since the effects of stock options and earnout contingencies are anti-dilutive for the years ended December 31, 2001, 2000 and 1999, these effects have not been included in the calculation of dilutive earnings per share ("EPS") for the years ended December 31, 2001, 2000 and 1999.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

14.      STOCK OPTION PLAN  -- (Continued)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants during the years ended December 31:

                                                             2001          2000          1999
                                                          ----------    ----------    ----------
Divided Yield                                                   0%            0%            0%
Expected Volatility                                           111%          113%           80%
Risk-free Interest Rate (weighted average)                   3.86%         6.29%         5.97%
Expected Option Term                                       5 years       5 years       5 years
Nominal Option Term                                       10 years      10 years      10 years

         A summary of the status of the Plan as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

                                               2001                          2000                        1999
                                    ---------------------------  ---------------------------  ---------------------------
                                                   Weighted-                     Weighted-                    Weighted-
                                                    Average                       Average                      Average
                                                   Exercise                      Exercise                     Exercise
                                       Shares        Price          Shares         Price        Shares          Price
                                    -----------  --------------  ------------  -------------  -----------   -------------
Outstanding at beginning of year     1,026,900       $4.42           941,250       $5.09       763,450          $8.43
Granted                                537,400        0.82           205,500        2.07       477,000           2.41
Exercised                                   --          --             8,000        1.25            --             --
Forfeited                              608,050        6.02           111,850        5.39       299,200           9.64
                                    ----------                   -----------                  ----------
Outstanding at end of year             956,250        1.43         1,026,900        4.42       941,250           5.09
                                    ==========                   ===========                  ==========
Options exercisable at end of
year                                   194,030                       286,290                   192,240
                                    ==========                   ===========                  ==========
Weighted-average fair value of
options granted during the year                      $0.66                         $1.70                        $1.65
                                                   =======                         =====                        =====

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

14.      STOCK OPTION PLAN  -- (Continued)

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                   Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------------------      --------------------------
                                                              Weighted-
                                                               Average      Weighted-                       Weighted-
                                                              Remaining      Average                         Average
               Range of                       Number         Contractual    Exercise          Number         Exercise
           Exercise Prices                  Outstanding          Life         Price        Exercisable        Price
-------------------------------             -----------      ------------   ---------      -----------      ---------
$ 0.25-$ 0.88                                   547,400         9.7 years   $    0.81            8,000      $    0.25

$ 1.21-$ 2.38                                   402,250         7.9              2.02          180,950      $    2.06

$ 8.00-$12.00                                     6,600         7.6             11.30            5,080      $   11.39
                                            -----------                                    -----------
$ 0.25-$12.00                                   956,250         9.0 years   $    1.43          194,030      $    6.20
                                            ===========                                    ===========

15.      RELATED PARTY TRANSACTIONS


     For the year ended December 31, 1999, we paid payroll-processing fees of $46,509 to an affiliated company. During 1999, we switched our payroll-processing to an outside vendor.

     We subleased a portion of our leased office space to a stockholder-controlled corporation on a month-to-month basis for $24,200 and $52,800 for the years ended December 31, 2000 and 1999, respectively. The sublease arrangement terminated in June 2000. Amounts due from the stockholder-controlled corporation at December 31, 2000 were $15,400.

     On September 1, 1999, the Compensation Committee approved a resolution to move from a voluntary Board of Directors to a compensated Board of Directors. During the years ended December 31, 2001, 2000 and 1999, we paid $91,250, $110,250 and $47,250, respectively, in compensation to outside members of the Board of Directors including additional fees for serving on Board committees. Additionally, we paid $75,000, $50,000 and $50,000 in consulting fees to members of the Board of Directors for consulting services rendered during the years ended December 31, 2001, 2000 and 1999, respectively.

16.      DEFINED CONTRIBUTION PLANS

     We have a defined contribution employee benefit plan, which covers substantially all of our employees. We may make discretionary contributions to our plan. During the years ended December 31, 2001, 2000 and 1999, we contributed $146,654, $151,162 and $133,499, respectively, to our plan.

     We also sponsor a defined contribution profit sharing plan (our "Profit Sharing Plan") covering full-time employees of one of our subsidiaries. Contributions are made at our discretion. No amounts were contributed to our Profit Sharing Plan for the years ended December 31, 2001, 2000 and 1999.

17.      COMMITMENTS AND CONTINGENCIES

Employment Agreements

     In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2004, certain of whom are our stockholders. The employment agreements have terms up to five years and require annual payments of $1,998,300 with bonus amounts of up to $399,060 per year.

     As part of our efforts to reduce expenses, Michael Dinkins, our President and Chief Executive Officer since August 1999, Chairman of the Board since March 2000 and a senior officer of the Company since August 1997, resigned from the Board effective March 4, 2002, and as President and Chief Executive Officer effective March 29, 2002.

     An existing Board member, Shawkat Raslan, assumed the Chairman's role on March 4, 2002 and the President and Chief Executive Officer positions on March 30, 2002. Mr. Raslan has been a Director of the Company since May 1997. Since June 1983, he has served as President and Chief Executive Officer of International Resources Holdings, Inc., an asset management and investment advisory service for international clients. Due to his new responsibilities, he has entered into a two-year employment agreement with Access Worldwide that includes an annual salary of $150,000 with a bonus potential of 50% of his base salary. The employment agreement can be canceled by either Mr. Raslan or the Company with 30 days' notice and does not provide for any severance payments in that event.

     On March 5, 2002, Lee Edelstein was named President and Chief Executive Officer of TMS. Mr. Edelstein founded TMS and has been a member of our Board of Directors since October 1997. He assumed the position from Mary Sanchez, who resigned on March 5, 2002.

     Total severance costs for former employees who have resigned or where terminated are estimated at $1.0 million, including a compensation package totaling approximately $636,000 for Mr. Dinkins. These severance costs also include severance packages for Ms. Sanchez and Bernard Tronel, former Senior Vice President and Chief Operating Officer of TelAc and TMS, among others, and resulted in a one-time charge to our earnings that was incurred in the first quarter of 2002.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

17.      COMMITMENTS AND CONTINGENCIES - (Continued)

Contingent Consideration in Business Acquisitions

     In connection with certain acquisitions, we entered into contractual arrangements whereby our common stock and cash may be issued to former owners of acquired businesses upon attainment of specified financial criteria over three to five years as set forth in the respective agreements. The amount of shares and cash to be issued cannot be fully determined until the periods expire and the attainment of the criteria is established. If the criteria are attained, but not exceeded, the amount of shares, which could be issued, and cash, which could be paid subsequent to December 31, 2001 under all agreements is 10,013,000 shares and $5,006,000, respectively. If the targets are exceeded by 10%, the amount of shares, which could be issued, and cash, which could be paid subsequent to December 31, 2001 under all agreements, is 11,579,000 shares and $5,789,000, respectively. We account for the additional consideration when the specified financial criteria are achieved and such additional consideration is payable, as additional purchase price for the related acquisition.

Legal Proceedings

     We are involved in legal actions arising in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows except for the following:

     On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of Phoenix in 1997. Messrs. Rebak and Macaluso were the two majority shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out. The lawsuit seeks actual damages of $850,000 plus additional unspecified punitive damages. We have denied the allegations of the Complaint, and intend to defend vigorously. While we believe the claims have no legal basis, we cannot provide assurances as to the outcome of the litigation.

Operating Leases

     Prior to January 1, 2002, we leased office space and operating equipment under non-cancelable operating leases with terms ranging from three to ten years and expiring at various dates through April 2011. Rent expense under operating leases was $4,003,033, $3,926,856 and $3,031,320 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Prior to January 1, 2002, we leased office and warehouse facilities in New Jersey under a long-term operating lease expiring November 2007 from a partnership comprised of stockholders and certain former stockholders. Rent expense under this agreement totaled $755,700, $745,000 and $702,860 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Aggregate minimum annual rentals under the operating leases as of December 31, 2001 are as follows:

           2002                                                   $   3,168,782
           2003                                                       3,028,692
           2004                                                       3,080,543
           2005                                                       3,148,518
           2006                                                       2,824,348
           Thereafter                                                 5,690,759
                                                                  =============
                                                                  $  20,941,642
                                                                  =============

     Subsequent to December 31, 2001, we assigned certain property leases which were being utilized by Phoenix and CAG to their respective purchasers, therefore, our aggregate minimum annual rentals under operating leases subsequent to these transactions are as follows:

           2002                                                   $   1,488,210
           2003                                                       1,319,862
           2004                                                       1,371,713
           2005                                                       1,425,626
           2006                                                       1,122,481
           Thereafter                                                 4,044,314
                                                                  =============
                                                                  $  10,772,206
                                                                  =============



18.      FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of accounts receivable, other assets, accounts payable, accrued expenses, capital lease obligations, amounts due under our Credit Facility and deferred revenue approximates fair value.

     The fair value of our long-term debt is determined by calculating the present value of expected future cash outlays associated with our debt instruments. The discount rate used is equivalent to the current rate offered to us for debt of the same maturities at December 31, 2001. The fair value of the Company's long-term indebtedness approximates the carrying value thereof.

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

19.      SEGMENTS

       Our reportable segments are strategic business units that offer different products and services to different industries in various states in the United States.

       Our reportable segments through December 31, 2001 were as follows:

       -- Pharmaceutical Marketing Service Segment ("Pharmaceutical")-- provides outsourced services to the pharmaceutical industry.

       -- Consumer and Business Services Segment ("Consumer")--provides consumer and multilingual telemarketing services to the telecommunications and consumer products industries.

       -- Other Segment--provides quantitative and qualitative research to various corporations worldwide.

       The Pharmaceutical Segment consists of three business units: TMS (pharmaceutical division), Phoenix and AM Medica.

       Our accounting policies for these segments are the same as those described in Note 3, Significant Accounting Policies. In addition, we evaluate the performance of our segments and allocate resources based on gross margin, earnings before interest, taxes, depreciation and amortization ("EBITDA") and net income/loss. The tables below present information about our reportable segments used by our chief operating decision-maker as of and for the years ended December 31, 2001, 2000, and 1999:

                       Pharmaceutical      Consumer           Other        Segment Total       Reconciliation          Total
                       ==============    ===========       ==========      =============       ==============          =====
2001:

Revenues                  $59,126,974    $ 17,454,793       $4,490,023      $ 81,071,790         $        --       $ 81,071,790

Gross profit               22,694,641       6,965,022        2,203,742        31,863,405                  --         31,863,405

EBITDA                     10,266,094         508,645          (43,395)       10,731,344          (4,552,649)         6,178,695

Depreciation
expense                     1,853,867       1,064,198           21,425         2,939,490              47,409          2,986,899
Amortization
expense*                   34,675,893              --          976,917        35,652,810             850,064         36,502,874
Total assets               39,633,569      15,742,842          577,523        55,953,934           1,577,594         57,531,528

2000:

Revenues                  $53,806,051    $ 29,248,688       $4,258,253      $ 87,312,992         $        --       $ 87,312,992

Gross profit               20,316,420      11,144,018        2,268,616        33,729,054                  --         33,729,054

EBITDA**                    8,518,492       1,975,832          318,536        10,812,860          (4,208,004)         6,604,856

Depreciation
expense                     1,417,771       1,107,213           47,887         2,572,871              49,625          2,622,496
Amortization
expense                     2,723,653         149,533           87,180         2,960,366                  --          2,960,366
Total assets               74,598,403      14,133,576        1,706,972        90,438,951           2,541,447         92,980,398


1999:

Revenues                  $45,503,363    $ 31,427,402       $4,265,866      $ 81,196,631         $    (9,697)      $ 81,186,934

Gross Profit               20,668,270       9,079,368        2,099,432        31,847,070              (9,697)        31,837,373

EBITDA                      9,591,564      (1,183,565)          69,014         8,477,013          (4,863,414)         3,613,599

Depreciation
expense                     1,108,252       1,209,840           50,737         2,368,829              42,045          2,410,874
Amortization
expense                     2,684,786         338,565           87,180         3,110,531                  --          3,110,531
Total assets               81,162,053      22,590,294        2,281,474       106,033,821           3,490,209        109,524,030

* Amount includes approximately $32.8 million in write-off of intangible assets (see Note 3).
** Amount excludes approximately $7.8 million loss on sale of business (see Note
5).

                     ACCESS WORLDWIDE COMMUNICATIONS, INC.

20.    SUBSEQUENT EVENTS

     On January 31, 2002, we sold our CAG division to LuminaAmericas, Inc., a provider of integrated marketing solutions for the US-Hispanic and Latin America markets, for $1.2 million in cash, plus the assumption of certain liabilities totaling approximately $0.5 million. Approximately, $0.9 million of the net proceeds was used to reduce our Credit Facility with the Bank Group.

     On February 25, 2002, we sold our Phoenix division to Express Scripts, Inc. for $33.0 million in cash, plus the assumption of certain liabilities totaling approximately $2.0 million. Approximately, $28.0 million of the net proceeds was used to reduce our Credit Facility with the Bank Group.

     In connection with these transactions, on February 22, 2002 and April 5, 2002, we entered into the Fifth and Sixth Amendment Agreement and Waiver, respectively, to the Credit Facility with the Bank Group (see Note 9).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

     There were no reportable events.

PART III

Item 10.    Directors and Executive Officers of the Registrant

     The information appearing under the caption "Executive Officers" in the registrant's definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or about July 2, 2002, and to be filed no later than April 30, 2002 (the "Proxy Statement"), is incorporated herein by reference.

Item 11.    Executive Compensation

     The information appearing under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

     The information appearing under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

     The following report and Consolidated Financial Statements and the Notes thereto are filed as part of this report beginning on page F-1, pursuant to Item 8.

     (a)(1) Financial Statements.

Report of Independent Certified Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Common Stockholders' (Deficit) Equity Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

     (a)(2) Schedule.

     Schedule II--Valuation and Qualifying Accounts

Schedule II: Valuation and Qualifying Accounts

Years Ended December 31, 2001, 2000, and 1999

                                              Balance                                                        Balance
                                            At Beginning     Charged to                                      At End
                                             Of Period        Expense              Deductions              Of Period
                                          ================  ============     ======================     ===============
Year ended December 31, 2001:

Allowance for doubtful accounts               $128,588      $    216,780          $   (264,645)           $    80,723
Deferred tax asset valuation allowance         813,951        13,781,562                    --             14,595,513

Year ended December 31, 2000:

Allowance for doubtful accounts                113,082           436,432              (420,926)               128,588
Deferred tax asset valuation allowance              --           813,951                    --                813,951

Year ended December 31, 1999:

Allowance for doubtful accounts                184,801         1,089,365            (1,161,084)               113,082

          All other schedules have been omitted because they are not applicable or are not required under Regulation S-X.

(a) Exhibits

                               Index to Exhibits

Exhibit
Number
=======

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

2(e) Agreement of Purchase and Sale, dated as of October 1, 1997, by and among Phoenix Marketing Group, Inc., Douglas Rebak, Joseph Macaluso and the Company (incorporated by reference to Exhibit 2(e) to the Company's Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(f) Agreement of Purchase and Sale, dated as of October 24, 1998, by and among AM Medica Communications, Ltd., Ann Holmes and the Company (incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated October 24, 1998).

3(a) Amended and Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

                               Index to Exhibits

Exhibit
Number
=======

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

Exhibit
Number
=======

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

                               Index to Exhibits


Exhibit
Number
=======

 10(x) Amendment Agreement and Waiver to Credit Agreement dated April 14, 2000 by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., successor to NationsBank, N.A., as lender and agent and the other lenders party (incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 10(y) Consultant Agreement dated April 14, 2000 between the Company and Ann Holmes (incorporated by reference to Exhibit 10(y) to the Company's Annual Report on Form 10-K for the year ended December 31,
            1999).

 10(z) Amendment to Subordinated Promissory Notes of the Company dated April 14, 2000, payable to the order of Ann Holmes (incorporated by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 10(aa) Amendment to Note Subordination Agreement dated April 14, 2000 between the Company and Ann Holmes (incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 10(bb) Amendment to Contingent Subordination Agreement dated April 14, 2000 between the Company and Ann Holmes (incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 10(cc) Amendment to Agreement of Purchase and Sale dated April 14, 2000, by and among AM Medica Communications, Ltd., Ann Holmes and the Company (incorporated by reference to Exhibit 10(cc) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 10(dd) Amendment to Subordinated Security Agreement dated April 14, 2000 between the Company and Ann Holmes (incorporated by reference to Exhibit 10(dd) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 10(ee) Amendment to Subordinated Promissory Note of the Company dated April 14, 2000, payable to the order of Lee Edelstein (incorporated by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

 10(ff) Amendment to Agreement of Purchase and Sale dated April 14, 2000, by and among TeleManagement Services, Inc., Lee Edelstein and the Company (incorporated by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the year ended December 31,
            1999).

 10(gg) Asset Purchase Agreement dated May 15, 2000 between Merkafon International Ltd. And AWWC Texas I Limited Partnership (incorporated by reference to Exhibit 10(gg) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

 10(hh) Employment Agreement dated December 5, 2000, by and between the Company and John Hamerski (incorporated by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

 10(ii) Fourth Amendment and Waiver Agreement, dated April 3, 2001, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(ii) to the Company's Form 8-K filed on April 12, 2001).

 10(jj) Common Stock Purchase Warrant (incorporated by reference to Exhibit 10(jj) to the Company's Form 8-K filed on April 12, 2001).

 10(kk) Registration Rights Agreement dated April 3, 2001, among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10 (kk) to the Company's Form 8-K filed on April 12, 2001).

                               Index to Exhibits

Exhibit
Number
=======

10(ll) Warrant Escrow Agreement dated April 3, 2001, among the Company and Bank of America, N.A., as agent for the Lenders named within and Investors Title Accommodation Corporation, as escrow agent (incorporated by reference to Exhibit 10(ll) to the Company's Form 8-K filed on April 12, 2001).

10(mm) Press release of Access Worldwide dated April 9, 2001 (incorporated by reference to Exhibit 10(mm) to the Company's Form 8-K filed on April 12, 2001).

10(nn) Form of Option Plan Agreement (incorporated by reference to Exhibit 10(nn) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10(oo) Asset Purchase Agreement dated December 19, 2002, by and between Phoenix Marketing Group (Holdings), Inc. and Access Worldwide Communications, Inc., as Seller and Express Scripts, Inc. as Buyer, (incorporated by reference to Appendix A to Access Worldwide's Definitive Proxy Statement on schedule 14A filed with the Securities and Exchange Commission on January 15, 2002.)

10(pp) Fifth Amendment and Waiver Agreement, dated February 22, 2002, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within, (incorporated by reference to Exhibit 10(pp) to the Company's Form 8-K filed on February 25, 2002.)

10(qq) Sixth Amendment and Waiver Agreement, dated April 5, 2002, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within.

24           Powers of Attorney (set forth below).

(b) Reports on Form 8-K

          On March 14, 2002, we filed a current report on Form 8-K with the Securities and Exchange Commission pursuant to item 5 of that Form. Pursuant to item 5, we announced the Fifth Amendment and Waiver of our credit agreement with Bank of America as agent for a group of lenders named within.

                               POWER OF ATTORNEY

          The Registrant and each person whose signature appears below hereby appoint Shawkat Raslan and John Hamerski as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: April 12, 2002

                                         Access Worldwide Communications, Inc.

                                         By   /s/ Shawkat Raslan
                                           -------------------------------------
                                            Shawkat Raslan, Chairman, President
                                            and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

            Signature                              Title                                     Date
            ---------                              -----                                     ----
      /s/ Shawkat Raslan                  Chairman, President and Chief Executive       April 12, 2002
----------------------------------        Officer (principal executive
         (Shawkat Raslan)                 officer)


      /s/ John Hamerski                   Executive Vice President and Chief            April 12, 2002
----------------------------------        Financial Officer (principal
         (John Hamerski)                  financial and accounting officer)


      /s/ Liam S. Donohue                 Director                                      April 12, 2002
----------------------------------
         (Liam S. Donohue


      /s/ Lee H. Edelstein                Director                                      April 12, 2002
----------------------------------
         (Lee H. Edelstein)


      /s/ Randall Lewis                   Director                                      April 12, 2002
----------------------------------
         (Randall Lewis)


      /s/ Charles Weil                    Director                                      April 12, 2002
----------------------------------
         (Charles Weil)