Form 10-Q
period 2002-03-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2002-05-16
CIK 1048422

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ending March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    -----------

                         Commission file number 0-23489

                      Access Worldwide Communications, Inc.

                                   ----------

             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                              52-1309227
           ---------                                             ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

   4950 Communication Ave., Suite 300
          Boca Raton, Florida                                      33431
          -------------------                                      -----
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code 1 (561) 226-5000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class.                  Name of each exchange on which registered.
--------------------                  ------------------------------------------
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

                              Yes [X]        No [ ]

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     9,740,001 shares of Common Stock, $.01 par value, as of May 15, 2002

================================================================================

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                      INDEX

                                                                                                    Page
                                                                                                    ----
Part I-Financial Information

Item 1.   Financial Statements
          Consolidated Balance Sheets-March 31, 2002 (unaudited) and December 31, 2001...........      1
          Consolidated Statements of Operations (unaudited)-Three Months Ended
             March 31, 2002 and March 31, 2001...................................................      2
          Consolidated Statements of Cash Flows (unaudited)-Three Months Ended
             March 31, 2002 and March 31, 2001...................................................      3
          Notes to Consolidated Financial Statements.............................................    4-7

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations...............................................................   8-10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................     10

Part II-Other Information

Item 1.   Legal Proceedings......................................................................     11

Item 6.   Exhibits and Reports on Form 8-K.......................................................     11

          Signatures.............................................................................     11

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,
                                                                                    2002        December 31,
                                                                                (Unaudited)         2001
                                                                                ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents ................................................   $  5,267,188    $  3,373,422
   Accounts receivable, net of allowance for doubtful accounts of $63,490 and
      $80,723, respectively .................................................     13,715,573      15,358,920
   Unbilled receivables .....................................................      3,110,573       3,795,943
   Other assets, net ........................................................      2,072,770       2,286,600
                                                                                ------------    ------------
      Total current assets ..................................................     24,166,104      24,814,885

   Property and equipment, net ..............................................      4,916,629      10,114,449
   Intangible assets, net ...................................................      9,244,500      21,420,624
   Other assets, net ........................................................         53,677       1,181,570
                                                                                ------------    ------------
      Total assets ..........................................................   $ 38,380,910    $ 57,531,528
                                                                                ============    ============
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON
   STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of indebtedness ..........................................   $  1,500,000    $ 30,471,375
   Current portion of indebtedness - related parties ........................      1,603,994       1,543,079
   Accounts payable and accrued expenses ....................................     10,707,174      10,215,514
   Accrued interest and other related party expenses ........................         39,406          32,253
   Accrued salaries, wages and related benefits .............................      1,674,183       2,573,213
   Deferred revenue .........................................................      6,826,218       2,635,890
   Warrant payable ..........................................................             --       1,321,326
                                                                                ------------    ------------
      Total current liabilities .............................................     22,350,975      48,792,650

Long-term portion of indebtedness ...........................................      4,488,473       3,951,973
Long-term portion of indebtedness - related parties .........................      1,308,563       1,724,292
Other long-term liabilities .................................................        346,322         350,405
Mandatorily redeemable preferred stock, $.01 par value:
   2,000,000 shares authorized, 40,000 shares issued and outstanding ........      4,000,000       4,000,000
                                                                                ------------    ------------
      Total liabilities and mandatorily redeemable preferred stock ..........     32,494,333      58,819,320
                                                                                ------------    ------------
Commitments and Contingencies

Common stockholders' equity (deficit):
Common stock, $.01 par value: voting: 20,000,000 shares authorized; 9,740,001
shares issued and outstanding ...............................................         97,400          97,400
Additional paid-in capital ..................................................     63,636,069      63,636,069
Accumulated deficit .........................................................    (57,846,892)    (65,021,261)
                                                                                ------------    ------------
      Total common stockholders' equity (deficit) ...........................      5,886,577      (1,287,792)
                                                                                ------------    ------------
      Total liabilities, mandatorily redeemable preferred stock and common
         stockholders' equity (deficit) .....................................   $ 38,380,910    $ 57,531,528
                                                                                ============    ============

   The accompanying notes are an integral part of these consolidated financial statements.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                     2002           2001
                                                                 -----------    -----------
Revenues .....................................................   $ 9,318,654    $13,314,362
Cost of revenues .............................................     5,824,676      9,196,175
                                                                 -----------    -----------

      Gross profit ...........................................     3,493,978      4,118,187

Selling, general and administrative expenses (selling, general and administrative expenses paid to related parties are
   $125,950 and $188,925, respectively) ......................     4,434,644      3,944,444
Amortization expense .........................................        60,536        533,550
                                                                 -----------    -----------

      Loss from operations ...................................    (1,001,202)      (359,807)

Interest income ..............................................         5,511         14,435
Interest income -related parties .............................       109,948        236,517
Interest expense .............................................      (149,524)    (1,275,740)
                                                                 -----------    -----------

      Loss before income taxes ...............................    (1,035,267)    (1,384,595)

Income tax benefit ...........................................             -       (434,763)
                                                                 -----------    -----------

      Loss from continuing operations ........................    (1,035,267)      (949,832)
                                                                 -----------    -----------

Discontinued operations (Note 8):
      (Loss) income from discontinued operations,
         net of income tax (benefit) expense of
         $(75,560) and $123,439, respectively ................      (500,151)       269,678
      Gain on disposal of segments, net of income
         tax expense of $1,316,110 ...........................     8,709,787             --
                                                                 -----------    -----------
                                                                   8,209,636        269,678
                                                                 -----------    -----------
Net income (loss) ............................................   $ 7,174,369    $  (680,154)
                                                                 ===========    ===========

Basic earnings (loss) per share of common stock:
      Continuing operations ..................................   $     (0.11)   $     (0.10)
      Discontinued operations ................................   $      0.84    $      0.03
      Net income (loss) ......................................   $      0.74    $     (0.07)
      Weighted average common shares outstanding .............     9,740,001      9,740,001

Diluted earnings (loss) per share of common stock:
      Continuing operations ..................................   $     (0.11)   $     (0.10)
      Discontinued operations ................................   $      0.84    $      0.03
      Net income (loss) ......................................   $      0.74    $     (0.07)
      Weighted average common shares outstanding .............     9,750,608      9,740,001

        The accompanying notes are an integral part of these consolidated financial statements.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       FOR THE THREE MONTHS ENDED MARCH 31,

                                                                                                      2002            2001
                                                                                                  ------------    -----------
Cash flows from operating activities:
   Net income (loss) ..................................................................           $  7,174,369    $  (680,154)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization ...................................................                454,467        869,836
      Amortization of deferred financing costs ........................................                159,366        126,387
      Gain on disposition of discontinued operations ..................................            (10,025,897)            --
      Changes in discontinued operations ..............................................               (652,191)    (1,172,890)
      Allowance for doubtful accounts .................................................                 27,500          6,730
 Changes in operating assets and liabilities:
         Accounts receivable ..........................................................             (3,997,198)    (5,936,102)
         Unbilled receivables .........................................................                598,580       (263,217)
         Other assets .................................................................              2,150,540         42,942
         Accounts payable and accrued expenses ........................................             (1,491,138)     1,553,995
         Accrued interest and related party expenses ..................................                  7,155       (357,701)
         Accrued salaries, wages and related benefits .................................                233,360       (993,085)
         Deferred revenue .............................................................              4,634,358      5,484,374
                                                                                                  ------------    -----------
      Net cash used in operating activities ...........................................               (726,729)    (1,318,885)
                                                                                                  ------------    -----------
Cash flows from investing activities:
   Additions to property and equipment, net ...........................................               (251,517)      (170,660)
   Additions to property and equipment from discontinued operations, net ..............               (267,830)      (388,334)
   Net proceeds from sale of discontinued operations ..................................             31,785,496             --
                                                                                                  ------------    -----------
      Net cash provided by (used in) investing activities .............................             31,266,149       (558,994)
                                                                                                  ------------    -----------
Cash flows from financing activities:
   Payments on capital leases .........................................................                     --         (8,294)
   Net (payments) borrowings under Credit Facility ....................................            (28,302,237)     1,606,719
   Payment of deferred financing costs ................................................                 26,203             --
   Payments on related party debt .....................................................               (369,620)      (328,815)
                                                                                                  ------------    -----------
      Net cash (used in) provided by financing activities .............................            (28,645,654)     1,269,610
                                                                                                  ------------    -----------
      Net increase (decrease) in cash and cash equivalents ............................              1,893,766       (608,269)
   Cash and cash equivalents, beginning of period .....................................              3,373,422      1,926,140
                                                                                                  ------------    -----------
   Cash and cash equivalents, end of period ...........................................           $  5,267,188    $ 1,317,871
                                                                                                  ============    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Access Worldwide Communication, Inc. ("Access Worldwide", "we", "our", "us", or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, we do not include therein all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. For further information, refer to our consolidated financial statements and footnotes included in our Annual Report on Form 10-K.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In our opinion, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

2.   RECLASSIFICATIONS

     Certain reclassifications have been made to the March 31, 2001 consolidated financial statements to conform to the March 31, 2002 presentation. Such reclassifications did not change our net loss or total common stockholders' equity as previously reported.

3.   INCOME TAXES

     The effective tax rate used by us to record the income tax expense for the three months ended March 31, 2002 differs from the federal statutory rate primarily due to the utilization of net operating loss carryfowards. The effective tax rate for the three months ended March 31, 2001 differs from the federal statutory rate due primarily to state income taxes and non-deductible goodwill amortization.

4.   SEVERANCE ACCRUAL

     During the first quarter of 2002, we recorded a severance accrual of $957,436, to accrued salaries, wages and related benefits, for certain management employees, as the Company realigned its management team to reflect its existing business subsequent to the sale of its Phoenix Marketing Group ("Phoenix") and its Cultural Access Group ("CAG") divisions (see Note 8). Such amount was included in selling, general and administrative expenses for the three months ended March 31, 2002.

5.   NEW ACCOUNTING PRONOUNCEMENTS

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

     We have adopted the provisions of SFAS 142 effective January 1, 2002 and as a result we no longer record amortization expense on goodwill. As a result of adopting the new rules effective January 1, 2002, the Company's amortization expense decreased approximately $473,014 for the three month period ended March 31, 2002. As of the first quarter of calendar year 2002, the Company has, as required, begun to perform an impairment analysis of intangible assets.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   NEW ACCOUNTING PRONOUNCEMENT - CONTINUED

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

     In October 2001, the Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. In addition, SFAS 144 supersedes the accounting and reporting provisions of APB No. 30 ("APB 30"), Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale". SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company implemented SFAS 144 in the first quarter of 2001 (see Note 8).

     In addition, in May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. We do not anticipate the adoption of SFAS 145 will have a material effect on our earnings or financial position.

6.   EARNINGS (LOSSES) PER COMMON SHARE

     The computation of weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (losses) per share is as follows:

                                                                      For the Three Months Ended March 31,
                                                                      ------------------------------------

                                                                                    Shares
                                                                                   ---------
2002:
Weighted average number of common shares outstanding - basic ......                9,740,001
Effects of dilutive securities:
        Stock options .............................................                   10,607
                                                                                   ---------
Weighted average number of common and common equivalent shares
 outstanding - dilutive ...........................................                9,750,608
                                                                                   =========

2001:
Weighted average number of common shares outstanding - basic ......                9,740,001
                                                                                   ---------
Weighted average number of common and common equivalent shares
 outstanding - dilutive* ..........................................                9,740,001
                                                                                   =========

The computation of earnings (losses) per share was calculated based on the separate components in our statements of operations, including net income
(loss), loss from continuing operations and income from discontinued operations. Differences in total are attributed to rounding.

* Since the effects of the stock options and earnout contingencies are anti-dilutive for the three months ended March 31, 2001, these effects have not been included in the calculation of dilutive earnings per share.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

7.   COMMITMENTS AND CONTINGENCIES

     We are involved in legal actions arising in the ordinary course of our business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operation or cash flow except as described below.

     On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of Phoenix in 1997. Messrs. Rebak and Macaluso were two majority shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out agreement. The lawsuit seeks actual damages of $850,000 plus additional unspecified punitive damages. We have denied the allegations of the Complaint, and intend to defend vigorously. While we believe the claims have no legal basis, we cannot provide assurances as to the outcome of the litigation.

8.   DISCONTINUED OPERATIONS

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have reclassified as discontinued operations, the operations of our (a) CAG division, which provided in-language, in-culture market research services and consulting services to Fortune 500 Companies in a variety of industries, and which was sold on January 31, 2002 to LuminaAmericas, Inc., a provider of integrated marketing solutions for the US-Hispanic and Latin America markets, for $1.2 million in cash, plus the assumption of certain liabilities and (b) Phoenix, which provided pharmaceutical sample distribution services, and which was sold on February 25, 2002 to Express Scripts, Inc., a pharmacy benefit management company, for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain of $8.7 million on the disposal of the segments, net of income tax (benefit) expense and expenses incurred in connection with the transactions. In addition to the classification of the gain on the disposal of the segments as discontinued operations, we reclassified the (loss) income from the operations of the segments, net of the related income tax (benefit) expense, for the period from January 1, 2002 until the date of the transactions and for the three month period ended March 31, 2001 to discontinued operations in the accompanying statements of operations. Revenues and operating (loss) income for these two divisions were:

                                                 For the period ended March 31,
Cultural Access Group                                  2002          2001
---------------------                                 ------        ------

   Revenues                                         $  358,008    $  819,703
   Operating loss                                     (370,998)     (163,994)

                                                 For the period ended March 31,
Phoenix Marketing Group                                2002           2001
-----------------------                               ------         ------

   Revenues                                         $4,207,194    $7,773,694
   Operating (loss) income                              (7,189)      901,649

9.   INDEBTEDNESS

     On December 19, 2001, we entered into a purchase and sale agreement for Phoenix, pending approval by our stockholders and our group of lenders (the "Bank Group"). In January 2002, we notified the Bank Group that we were in default of all of our financial covenants under our credit facility, as amended, with the Bank Group (the "Credit Facility") and we began negotiations for the Fifth Amendment and Waiver agreement (the "Fifth Amendment") to the Credit Facility. The Fifth Amendment was entered into on February 22, 2002 and (a) provides that the Bank Group waives the "Acknowledged Events of Default" and amended certain provisions of the Credit Facility and its accompanying amendments, including requiring us to meet new financial covenants, (b) limited the revolving committed amount to (i) $7 million through May 31, 2002; (ii) $8 million from June 1, 2002 through March 31, 2003; and (iii) $7.2 million from April 1, 2003 through June 30, 2003. The stated interest rate on the outstanding Credit Facility remained at prime plus 3%. The Fifth Amendment expired on July 1, 2003, at which time all amounts outstanding pursuant to the Credit Facility are to be paid in full.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

9.   INDEBTEDNESS - (Continued)

     On January 29, 2002, we entered into a purchase and sale agreement for CAG, which closed on January 31, 2002. The sale of Phoenix was approved by the stockholders and the Bank Group on February 22, 2002, and closed shortly thereafter (see Note 8).

     We repaid approximately $28.9 million outstanding pursuant to the Credit Facility from the net proceeds of these transactions at the time we executed the Fifth Amendment.

     On April 5, 2002, we entered into the Sixth Amendment and Waiver Agreement (the "Sixth Amendment") to the Credit Facility, which amends certain provisions of the Credit Agreement including requiring us to pay an additional $1.5 million from the remaining Phoenix transaction proceeds, to repay such amount outstanding under the Credit Facility and limits the revolving committed amount to (i) $5.5 million through May 31, 2002; (ii) $6.5 million from June 1, 2002 though March 31, 2003, and (iii) $5.7 million from April 1, 2003 through June 30, 2003.

10.  WARRANT PAYABLE

     The warrant that was issued to the Bank Group in connection with the Credit Facility (the "Warrant"), that entitled the Bank Group to purchase approximately
1.5 million shares of our common stock at an exercise price of $0.01 per share, and which was scheduled to expire on April 3, 2011, was effectively cancelled in connection with the repayment of approximately $28.9 million on the Credit Facility in connection with the execution of the Fifth Amendment.

11.  SEGMENTS

     In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", our reportable segments are strategic business units that offer different products and services to different industries principally in the United States.

     The table below presents information about our reportable segments for our continuing operations used by the chief operating decision-maker of the Company for the three months ended March 31, 2002 and 2001. The following information about reportable segments for the three months ended March 31, 2002 and 2001 excludes the results of Phoenix (previously included in the Pharmaceutical Segment) and CAG (previously included in the Other Segment) as such amounts have been reclassified as discontinued operations (see Note 8).

                                                           Segment
                           Pharmaceutical    Consumer       Total      Reconciliation      Total
                           --------------   ----------   -----------   --------------   -----------
2002:
Revenues ...............     $4,596,859     $4,721,795   $ 9,318,654            --      $ 9,318,654
Gross Profit ...........      1,354,992      2,138,986     3,493,978            --        3,493,978
EBITDA .................       (239,200)       508,773       269,573     $(816,308)        (546,735)
Depreciation expense....        108,557        267,866       376,423        17,508          393,931
Amortization expense....         60,536             --        60,536            --           60,536

2001:
Revenues ...............     $7,973,761     $5,340,601   $13,314,362            --      $13,314,362
Gross Profit ...........      1,813,076      2,305,111     4,118,187            --        4,118,187
EBITDA .................        362,266        487,110       849,376     $(339,347)         510,029
Depreciation expense....         92,983        228,785       321,768        14,518          336,286
Amortization expense....        533,550             --       533,550            --          533,550

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies

     In connection with the preparation of our interim consolidated financial statements for the three months ended March 31, 2002, we determined that the following additional accounting policy is deemed "critical". Critical accounting policies are those policies, which require management's highest degree of judgment, estimates, and assumptions.

Discontinued operations

     We considered the disposal of our Phoenix Marketing Group division ("Phoenix") and Cultural Access Group division ("CAG") divisions during the three months ended March 31, 2002 to be discontinued operations pursuant to the guidance in Statement of Financial Accounting Standards No. 144. As a result of the guidance, we determined that such amounts met the criteria established in the literature with respect to presenting such operations from discontinued businesses separately from continuing operations of the Company.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Our revenues decreased $4.0 million, or 30.1%, to $9.3 million for the three months ended March 31, 2002, compared to $13.3 million for the three months ended March 31, 2001. Revenues for the Pharmaceutical Segment decreased $3.4 million, or 42.5%, to $4.6 million for the three months ended March 31, 2002, compared to $8.0 million for the three months ended March 31, 2001. The decrease was due to a continued decrease in medical education meeting programs scheduling in the first quarter of 2002 due to the continued slow down in the economy. Revenues for our medical education business are recorded using a percentage of completion methodology whereby a portion of revenues are recorded over the life of the project including a percentage of the total projected costs at scheduling. Revenues for the Consumer Segment decreased $0.6 million or 11.3% to $4.7 million for the three months ended March 31, 2002, compared to $5.3 million for the three months ended March 31, 2001. The decrease was due to increased delays in new client programs due to the continued slow down in the economy during the first quarter of 2002.

     Our cost of revenues decreased $3.4 million, or 37%, to $5.8 million for the three months ended March 31, 2002, compared to $9.2 million for the three months ended March 31, 2001. Cost of revenues as a percentage of revenues decreased to 62.4% for the three months ended March 31, 2002, from 69.2% for the three months ended March 31, 2001. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the three months ended March 31, 2002 decreased to 69.6%, compared to 77.5% for the three months ended March 31, 2001. The decrease was due to management's efforts to more efficiently and effectively run the communications center and manage its mix of programs which resulted in a decrease in the number of employees, increased productivity and reduced postage costs. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 55.3% for the three months ended March 31, 2002, from 56.6% for the three months ended March 31, 2001. The decrease was due to an increase in revenues at our Boca Raton communication center.

     Our selling, general and administrative expenses increased slightly by $0.5 million, or 12.8%, to $4.4 million for the three months ended March 31, 2002, compared to $3.9 million for the three months ended March 31, 2001. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 47.3% for the three months ended March 31, 2002, compared to 29.3% for the three months ended March 31, 2001. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 37% for the three months ended March 31, 2002, from 18.8% for the three months ended March 31, 2001. The increase was due to the decrease in revenues related to medical education meeting programs scheduling in the first quarter of 2002 due to the continued slow down in the economy and severance expense recorded in the first quarter of 2002 for certain management personnel. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment increased 40.4% for the three months ended March 31, 2002, compared to 37.7% for the three months ended March 31, 2001. The increase was due to increased recruiting costs and depreciation expense at our Boca Raton communication center.

     Our amortization expense decreased $0.4 million, or 80%, to $0.1 million for the three months ended March 31, 2002, compared to $0.5 million for the three months ended March 31, 2001. The decrease was due to the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which terminated the amortization of goodwill effective January 1, 2002.

     Our net interest expense decreased $0.97 million, or 97%, to $0.03 million net interest expense for the three months ended March 31, 2002, compared to $1.0 million net interest expense for the three months ended March 31, 2001. The decrease was due a lower prime rate of interest, a pay down of approximately $28.9 million of outstanding debt obtained from the Phoenix and CAG transactions and interest income from Phoenix and CAG intercompany loans for which the corresponding interest expense has been classified as discontinued operations.

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have reclassified as discontinued operations, the operations of our (a) CAG division, which provided in-language, in-culture market research services and consulting services to Fortune 500 Companies in a variety of industries, and which was sold on January 31, 2002 to LuminaAmericas, Inc., a provider of integrated marketing solutions for the US-Hispanic and Latin America markets, for $1.2 million in cash, plus the assumption of certain liabilities and (b) Phoenix division, which provided pharmaceutical sample distribution services, and which was sold on February 25, 2002 to Express Scripts, Inc., a pharmacy benefit management company, for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain of $8.7 million on the disposal of the segments, net of income tax (benefit) expense and expenses incurred in connection with the transactions. In addition to the classification of the gain on the disposal of the segments as discontinued operations, we reclassified the (loss) income from the operations of the segments, net of the related income tax (benefit) expense, for the period from January 1, 2002 until the date of the transaction and for the three month period ended March 31, 2002 until the date of the transactions and for the three month period ended March 31, 2001 to discontinued operations in the accompanying statements of operations. Revenues and operating (loss) income for these two divisions were:

                                                 For the period ended March 31,
Cultural Access Group                                  2002          2001
---------------------                                  ----          ----
     Revenues                                       $  358,008    $  819,703

     Operating loss                                   (370,998)     (163,994)

                                                 For the period ended March 31,
Phoenix Marketing Group                                2002           2001
-----------------------                                ----           ----
     Revenues                                       $4,207,194    $7,773,694

     Operating (loss) income                            (7,189)      901,649

Liquidity and Capital Resources

     At March 31, 2002, we had working capital of $1.8 million, as compared to negative working capital of $24.0 million at December 31, 2001. Cash and cash equivalents were $5.3 million at March 31, 2002, compared to $3.4 million at December 31, 2001.

     Net cash used in operating activities during the first quarter of 2002 was $0.7 million for the first quarter of 2002, compared to $1.3 million used in operating activities during the first quarter of 2001. The decrease in net cash used in operating activities was due principally to an increase in accounts receivable partially offset by a decrease in other assets, accounts payable and accrued expenses and accrued salaries, wages and related benefits.

     Net cash provided by investing activities was $31.3 million for the first quarter of 2002, compared to net cash used in investing activities of $0.6 million for the first quarter of 2001. The increase in cash provided by investing activities was due principally to net proceeds received from the sale of our Phoenix and CAG divisions.

     Net cash used in financing activities was $28.6 million for the first quarter of 2002, compared to net cash provided by financing activities of $1.3 million for the first quarter of 2001. The increase in net cash used in financing activities was due principally to the pay down of our Credit Facility with the net proceeds received from the sale of our Phoenix and CAG divisions.

     At December 31, 2001, we were in default on all our financial covenants under the Credit Facility with the Bank Group. On February 22, 2002 and April 5, 2002, we renegotiated the Credit Facility with the Bank Group and entered into the Fifth and Sixth Amendment and Waiver agreements, respectively, in connection with the Credit Facility (the "Amendments"). As a result of the renegotiations, the sale of two of our divisions and the repayment of approximately $30.4 million of the outstanding bank debt subsequent to December 31, 2001 pursuant to the Amendments, we are now required to repay the outstanding balance on the revolving credit in full on July 1, 2003, rather than January 2, 2003, as previously provided under the Credit Facility.

     We believe that we will be able to maintain compliance with the financial covenants established by the Amendments during 2002, which compliance would allow us to maintain sufficient liquidity in 2002 to fund operations. However, failure to achieve our revenue and income projections as a result of the loss of a key customer or other factors could result in us not being able to maintain compliance with such covenants. Such non-compliance would result in an event of default, which, if not waived by the Bank Group, would result in the acceleration of the amounts due under the Credit Facility. We would be unable to make such accelerated repayment of amounts due on the Credit Facility.

     We believe that to the extent that our outstanding balance on the Credit Facility is not repaid from the proceeds of the sale of another one of our divisions prior to the maturity thereof, or that we do not refinance the outstanding balance pursuant to the Credit Facility prior to maturity, we will be required to find sources other than operations to repay the outstanding balance on the Credit Facility at maturity. If we are unable to sell another one of our divisions, providing sufficient proceeds to repay the Credit Facility, refinance the Credit Facility on acceptable terms or find another source of repayment for the Credit Facility other than operations, then our business and financial condition could be materially and adversely impacted. We cannot assure our stockholders that we will be able to sell one of our remaining divisions on terms that are acceptable to the Company or at all, obtain any such refinancing on terms acceptable to us or at all or that we would otherwise be able to obtain funds to repay the Credit Facility when due.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risks from changes in interest rates and are subject to interest rate risks on our Credit Facility caused by changes in interest rates. Our ability to limit our exposure to market risk and interest risk is restricted as a result of our current cash management arrangement under the Credit Facility. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Credit Facility is currently at an interest rate of prime, plus 3%. The prime rate is the prime rate published by Bank of America, N.A. A one percent change in the prime interest rate would result in a pre-tax impact to us on earnings of approximately $0.06 million per year.

Risk Factors That May Affect Future Results

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Those statements represent our current expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Such forward-looking statements relate to our ability to maintain compliance with our financial covenants under the Credit Facility.

     Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

     .    Additional risks as a result of our recent downsizing;

     . Competition from other third-party providers and those of our clients and prospects who may decide to do the work that we do in-house;

     . Industry consolidation which reduces the number of clients that we are able to serve;

     .    Potential consumer saturation reducing the need for our services;

     .    Certain needs for our growth;

     .    Our dependence on the continuation of the trend towards outsourcing;

     .    Dependence on the industries we serve;

     .    The effect of change in a drug's lifecycle;

     . Our ability and our clients' ability to comply with state, federal and industry regulations;

     .    Reliance on a limited number of major customers;

     .    The effects of possible contract cancellations;

     .    Reliance on technology;

     . Reliance on key personnel and our labor force and recent changes in management;

     . The possible prolonged impact of the events of September 11 and the general downturn in the U.S. economy;

     .    The effect of an interruption of our business;

     .    Risks associated with our stock trading on the OTC Bulletin Board;

     .    The volatiliy of our stock price; and

     . The unpredictability of the outcome of litigation in which we are involved.

     The Company assumes no duty to update any forward-looking statements. For a more detailed discussion of these risks and others that could affect the Company's results, see the Company's filings with the Securities and Exchange Commission, including the risk factors section of Access Worldwide's Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved in legal actions arising in the ordinary course of our business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operation or cash flow except as described below.

     On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of Phoenix in 1997. Messrs. Rebak and Macaluso were two majority shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out agreement. The lawsuit seeks actual damages of $850,000 plus additional unspecified punitive damages. We have denied the allegations of the Complaint, and intend to defend vigorously. While we believe the claims have no legal basis, we cannot provide assurances as to the outcome of the litigation.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10(rr) Employment Agreement dated March 4, 2002, by and between the Company and Lee Edelstein

     10(ss) Employment Agreement dated March 30, 2002, by and between the
            Company and Shawkat Raslan

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ACCESS WORLDWIDE COMMUNICATIONS, INC.


      Date: May 16, 2002             By:    /s/ Shawkat Raslan
                                         ---------------------------------------
                                         Shawkat Raslan, Chairman of the Board,
                                         President, and Chief Executive Officer


      Date: May 16, 2002             By:    /s/ John Hamerski
                                         ---------------------------------------
                                         John Hamerski, Executive Vice President
                                         and Chief Financial Officer (principal
                                         financial and accounting officer)