Form 10-Q
period 2002-06-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2002-08-09
CIK 1048422

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 2002

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________to ________________

                         Commission file number 0-23489

                      Access Worldwide Communications, Inc.
                      -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                 52-1309227
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)
  4950 Communication Avenue, Suite 300                     33431
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

                                 Yes [X] No [_]

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
      9,740,001 shares of Common Stock, $.01 par value, as of August 9, 2002

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                                      INDEX

                                                                                                        Pages
Part I--Financial Information

Item 1. Financial Statements

     Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001 ...................     1
     Consolidated Statement of Operations (unaudited) - Three and Six Months
      Ended June 30, 2002 and June 30, 2001 ..........................................................     2
     Consolidated Statements of Cash Flows (unaudited) - Six Months Ended June 30, 2002
      and June 30, 2001 ..............................................................................     3
     Notes to Consolidated Financial Statements. .....................................................   4-8
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ........   9-12
Item 3. Quantitative and Qualitative Disclosures About Market Risk ...................................    12

Part II--Other Information

Item 1. Legal Proceedings. ...........................................................................    13
Item 4. Submission of Matters to a Vote of Security Holders. .........................................    13
Item 6. Exhibits and Reports on Form 8-K .............................................................    14
        Signatures ...................................................................................    14

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,
                                                                                      2002        December 31,
                                                                                  (Unaudited)         2001
                                                                                  -----------         ----
ASSETS
Current assets:
     Cash and cash equivalents ...............................................   $  1,642,622     $  3,373,422
     Accounts receivable, net of allowance for doubtful accounts of
         $113,064 and $80,723, respectively ..................................     12,804,825       15,358,920
     Unbilled receivables ....................................................      3,507,709        3,795,943
     Other assets, net .......................................................      2,096,483        2,286,600
                                                                                 ------------     ------------
         Total current assets ................................................     20,051,639       24,814,885
Property and equipment, net ..................................................      4,703,233       10,114,449
Intangible assets, net .......................................................      9,183,968       21,420,624
Other assets, net ............................................................         53,677        1,181,570
                                                                                 ------------     ------------
         Total assets ........................................................   $ 33,992,517     $ 57,531,528
                                                                                 ============     ============

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of indebtedness .........................................   $     14,806     $ 30,471,375
     Current portion of indebtedness - related parties .......................      1,637,742        1,543,079
     Accounts payable and accrued expenses ...................................     11,882,374       10,215,514
     Accrued interest and other related party expenses .......................         31,400           32,253
     Accrued salaries, wages and related benefits ............................      2,151,536        2,573,213
     Deferred revenue ........................................................      2,012,490        2,635,890
     Warrant payable .........................................................             --        1,321,326
                                                                                 ------------     ------------
         Total current liabilities ...........................................     17,730,348       48,792,650
Long-term portion of indebtedness ............................................      4,731,032        3,951,973
Long-term portion of indebtedness-- related parties ..........................        880,751        1,724,292
Other long-term liabilities ..................................................        345,638          350,405
Mandatorily redeemable preferred stock, $.01 par value:
   2,000,000 shares authorized, 40,000 shares issued and outstanding .........      4,000,000        4,000,000
                                                                                 ------------     ------------
         Total liabilities and mandatorily redeemable preferred stock ........     27,687,769       58,819,320
                                                                                 ------------     ------------

Commitments and contingencies

Common stockholders' equity (deficit):

     Common stock, $.01 par value: voting: 20,000,000 shares authorized;
      9,740,001 shares issued and outstanding ................................         97,400           97,400
     Additional paid-in capital ..............................................     63,636,632       63,636,069
     Accumulated deficit .....................................................    (57,429,284)     (65,021,261)
                                                                                 ------------     ------------
         Total common stockholders' equity (deficit) .........................      6,304,748       (1,287,792)
                                                                                 ------------     ------------

      Total liabilities, mandatorily redeemable preferred stock and
         common stockholders' equity (deficit) ...............................   $ 33,992,517     $ 57,531,528
                                                                                 ============     ============

   The accompanying notes are an integral part of these financial statements.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     Three Months Ended                    Six Months Ended
                                                                          June 30,                             June 30,
                                                                          --------                             --------
                                                                   2002              2001               2002              2001
                                                                   ----              ----               ----              ----
Revenues ....................................................  $14,945,422        $16,696,202       $24,264,076       $30,010,564
Cost of revenues ............................................    9,800,887         11,623,677        15,625,563        20,819,852
                                                               -----------        -----------       -----------       -----------
  Gross profit ..............................................    5,144,535          5,072,525         8,638,513         9,190,712

Selling, general and administrative expenses (selling,
general and administrative expenses paid to related
  parties are $125,950 and $188,928 and $188,925
  and $377,850, respectively) ...............................    4,132,856          3,625,670         8,567,500         7,570,114
Amortization expense ........................................       60,532            532,490           121,068         1,066,040
                                                               -----------        -----------       -----------       -----------

   Income (loss) from operations ............................      951,147            914,365           (50,055)          554,558

Interest income .............................................       11,146             13,349            16,657            27,784
Interest income--related parties ............................           --            346,747           197,484           701,769
Interest expense--related parties ...........................      (76,929)          (125,572)         (164,465)         (244,077)
Interest expense ............................................     (144,499)        (1,126,993)         (294,023)       (2,402,733)
                                                               -----------        -----------       -----------       -----------

   Income (loss) before income tax expense (benefit) ........      740,865             21,896          (294,402)       (1,362,699)

Income tax expense (benefit) ................................           --            118,481                --          (316,282)
                                                               -----------        -----------       -----------       -----------

   Income (loss) from continuing operations .................      740,865            (96,585)         (294,402)       (1,046,417)
                                                               -----------        -----------       -----------       -----------

Discontinued operations (Note 8):
   Income (loss) from discontinued operations, net of
      income tax (benefit) expense of $(32,313) and
       $(35,221) and $(107,873) and $88,218,
      respectively ..........................................       32,313             22,192          (467,838)          291,870
   (Loss) gain on disposal of segments, net of income tax
      expense of $233,070 and $1,549,180 for the three
      and six month periods ended June 30, 2002,
      respectively ..........................................     (355,570)                --         8,354,217                --
                                                               -----------        -----------       -----------       -----------
                                                                  (323,257)            22,192         7,886,379           291,870
                                                               -----------        -----------       -----------       -----------

Net income (loss) ...........................................  $   417,608        $   (74,393)      $ 7,591,977       $  (754,547)
                                                               ===========        ===========       ===========       ===========

Basic earnings (loss) per share of common stock:
      Continuing operations .................................  $      0.08        $     (0.01)      $     (0.03)      $     (0.11)
      Discontinued operations ...............................        (0.03)              0.00              0.81              0.03
      Net income (loss) .....................................  $      0.04        $     (0.01)      $      0.78       $     (0.08)
      Weighted average common stock outstanding .............    9,740,001          9,740,001         9,740,001         9,740,001

Diluted earnings (loss) per share of common stock:
      Continuing operations .................................  $      0.08        $     (0.01)      $     (0.03)      $     (0.11)
      Discontinued operations ...............................        (0.03)              0.00              0.81              0.03
      Net income (loss) .....................................  $      0.04        $     (0.01)      $      0.78       $     (0.08)
      Weighted average common stock outstanding .............    9,800,463          9,740,001         9,740,001         9,740,001


   The accompanying notes are an integral part of these financial statements.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                        FOR THE SIX MONTHS ENDED JUNE 30,

                                                                                       2002                  2001
                                                                                       ----                  ----
Cash flows from operating activities:
   Net income (loss) ..........................................................       $  7,591,977         $   (754,547)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization .........................................            910,825            1,769,128
        Amortization of deferred financing costs ..............................            187,095              282,404
        Gain on disposition of discontinued operations ........................         (9,903,397)                  --
        Changes in discontinued operations ....................................           (694,922)           2,009,783
        Allowance for doubtful accounts .......................................             77,074              113,297
   Changes in operating assets and liabilities
        Accounts receivables ..................................................         (3,135,460)          (6,976,503)
        Unbilled receivables ..................................................            201,444           (1,940,652)
        Other assets ..........................................................          2,099,094             (140,949)
        Accounts payable and accrued expenses .................................           (316,622)           7,018,051
        Accrued interest and other related party expenses .....................               (851)            (714,376)
        Accrued salaries, wages and related benefits ..........................            710,713             (664,762)
        Deferred revenue ......................................................           (179,370)            (467,003)
                                                                                      ------------         ------------
       Net cash used in operating activities ..................................         (2,452,400)            (466,129)
                                                                                      ------------         ------------

Cash flows from investing activities:
   Additions to property and equipment, net ...................................           (433,945)            (665,468)
   Additions to property and equipment from discontinued operations, net ......           (267,830)            (874,253)
   Net proceeds from sale of discontinued operations ..........................         31,705,728                   --
                                                                                      ------------         ------------
       Net cash provided by (used in) investing activities ....................         31,003,953           (1,539,721)
                                                                                      ------------         ------------

Cash flows from financing activities:
   Loan origination fees ......................................................                 --             (101,496)
   Payments on capital leases .................................................            (13,705)             (16,780)
   Net (payments) borrowings under Credit Facility ............................        (29,545,973)           1,441,182
   Payment of deferred financing costs ........................................             26,203                   --
   Payments on related party debt .............................................           (748,878)            (664,983)
                                                                                      ------------         ------------
       Net cash (used in) provided by financing activities ....................        (30,282,353)             657,923
                                                                                      ------------         ------------

       Net decrease in cash and cash equivalents ..............................         (1,730,800)          (1,347,927)
Cash and cash equivalents, beginning of period ................................          3,373,422            1,926,140
                                                                                      ------------         ------------
Cash and cash equivalents, end of period ......................................       $  1,642,622         $    578,213
                                                                                      ============         ============

   The accompanying notes are an integral part of these financial statements.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (unaudited)

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

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In our opinion, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

2.      RECLASSIFICATIONS

         Certain reclassifications have been made to the June 30, 2001 consolidated financial statements to conform to the June 30, 2002 presentation. Such reclassifications did not change our net loss or total common stockholders' equity as previously reported.

3.      INCOME TAXES

         The effective tax rate used by us to record the income tax expense for the six months ended June 30, 2002 differs from the federal statutory rate primarily due to a change in the New Jersey Corporation Business Tax law, the new law defers the utilization of net operating losses (these "losses") generated in 2001 and prior years. These losses cannot be used in 2002 or 2003 but instead are to be carried forward to 2004 and beyond. The impact of this change was $195,559 after federal benefit on discontinued operations. The effective tax rate for the six months ended June 30, 2001 differs from the federal statutory tax rate due primarily to state income taxes and non-deductible goodwill amortization.

4.       SEVERANCE ACCRUAL

         During the first quarter of 2002, we recorded a severance accrual of $957,436 to accrue salaries, wages and related benefits, for certain management employees, as the Company realigned its management team to reflect its existing business subsequent to the sale of its Phoenix Marketing Group ("Phoenix") and its Cultural Access Group ("CAG") divisions (see Note 8). Such amount was included in selling, general and administrative expenses for the three months ended March 31, 2002 and the six months ended June 30, 2002.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB" or the "Board") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets, collectively referred to as the "Standards". SFAS 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001,
(2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that, we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

         SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements be completed by the end of the second quarter of 2002. Any impairment loss resulting from the transitional impairment tests would be reflected as the cumulative effect of a change in accounting principle. The second step of the transitional goodwill impairment test must be completed prior to the end of the year of initial application.

         Effective January 1, 2002, we adopted SFAS 141, which had no effect on our accounting for prior business combinations.

         Effective January 1, 2002, we adopted SFAS 142 which required companies to stop amortizing goodwill and required an annual, or when events or circumstances dictate a more frequent, impairment review of goodwill. Accordingly, we no longer record amortization expense on goodwill as of January 1, 2002. Assuming the Company adopted the provision of SFAS 142 effective January 1, 2001 and ceased amortization of goodwill, we would have reported net
(loss) income and basic and diluted (loss) income per share, on a proforma basis as follows:

                                                  Three Months Ended                      Six Months Ended
                                                     June 30, 2001                          June 30, 2001
                                             As Reported          Proforma          As Reported         Proforma
Continuing operations                        $   (96,585)       $   (342,654)       $(1,046,417)      $   (175,253)
Discontinued operations                           22,192             301,457            291,870            211,146
                                             -----------        ------------        -----------       ------------

Net (loss) income                                (74,393)            (41,197)          (754,547)            35,893
                                             ===========        ============        ===========       ============

Basic and diluted (loss) income
per share of common stock:
  Continuing operations                      $     (0.01)       $      (0.04)       $     (0.11)      $      (0.02)
  Discontinued operations                    $      0.00        $       0.03        $      0.03       $       0.02
  Net (loss) income                          $     (0.01)       $       0.00        $     (0.08)      $       0.00
  Weighted average common
  stock outstanding                            9,740,001           9,740,001          9,740,001          9,740,001

     During the three months ended June 30, 2002, we completed the transitional impairment test of our existing goodwill as of January 1, 2002 and determined that such goodwill was not impaired.

         In October 2001, the Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. In addition, SFAS 144 supersedes the accounting and reporting provisions of APB No. 30 ("APB 30"), Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. However, SFAS 144 retains APB 30's requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to "a component of an entity" that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as "held for sale". SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company implemented SFAS 144 in the first quarter of 2002 (see Note 8).

         In addition, in May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. We do not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

6.    EARNINGS (LOSSES) PER COMMON SHARE

      The computation of weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (losses) per share is as follows:

                                                         For the Three Months      For the Six months
                                                            Ended June 30,            Ended June 30,
                                                                Shares                    Shares
                                                                ------                    ------
     2002:
     Weighted average number of common shares
          outstanding - basic                                       9,740,001               9,740,001
     Effects of dilutive securities:
          Stock options                                                60,462                      --
                                                                    ---------               ---------
     Weighted average number of common and common
          equivalent shares outstanding - dilutive*                 9,800,463               9,740,001
                                                                    =========               =========

     2001:
     Weighted average number of common shares
          outstanding - basic                                       9,740,001               9,740,001
                                                                    =========               =========
     Weighted average number of common and common
          equivalent shares outstanding - dilutive*                 9,740,001               9,740,001
                                                                    =========               =========

     The computation of earnings (losses) per share was calculated based on the separate components in our statements of operations, including net income
(loss), loss from continuing operations and income from discontinued operations. Differences in total are attributed to rounding.

* Since the effect of the stock options are anti-dilutive for both the three and six months ended June 30, 2001 and the six months ended June 30, 2002, the effect has not been included in the calculation of dilutive earnings (losses) per common share. The effect of stock issued pursuant to earn-out contingencies have not been included for any of the periods presented as such earn-out contingencies have not been met.

7.   COMMITMENTS AND CONTINGENCIES

     We are involved in legal actions arising in the ordinary course of our business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operation or cash flow except as described below.

     On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of Phoenix in 1997. Messrs. Rebak and Macaluso were two primary shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out agreement. The lawsuit seeks actual damages of $850,000 plus additional unspecified punitive damages. We have denied the allegations of the complaint, and intend to defend vigorously. While we believe the claims have no legal basis, we cannot provide assurances as to the outcome of the litigation.

8.   DISCONTINUED OPERATIONS

     In accordance with SFAS 144, we have reclassified as discontinued operations, the operations of our (a) CAG division, which provided in-language, in-culture market research services and consulting services to Fortune 500 companies in a variety of industries, and which was sold on January 31, 2002 to LuminaAmericas, Inc., a provider of integrated marketing solutions for the US-Hispanic and Latin America markets, for $1.2 million in cash, plus the assumption of certain liabilities, and (b) Phoenix, which provided pharmaceutical sample distribution services, and which was sold on February 25, 2002 to Express Scripts, Inc., a pharmacy benefit management company, for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain of $8.4 million on the disposal of the segments, net of income tax (benefit) expense, and expenses incurred in connection with the transactions.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

  8.   DISCONTINUED OPERATIONS (Continued)

     During the second quarter of 2002, we agreed to the final working capital settlement in connection with the sale of our CAG division and paid $122,500 to LuminaAmericas Inc. Such amount reduced the gain originally recorded on the disposal of segments during the three month period ended March 31, 2002. In addition, during the second quarter of 2002, the New Jersey Corporation Business Tax authority changed its tax law regarding the utilization of net operating losses. The new law defers the utilization of net operating losses (these "losses") generated in 2001 and prior years. These losses cannot be used in 2002 or 2003 but instead are carried to 2004 and beyond. This change resulted in an increase in income taxes expense of $195,559, after federal benefit, on discontinued operations, which was recorded by the Company during the three month period ended June 30, 2002.

     In addition to the classification of the gain on the disposal of the segments as discontinued operations, we reclassified the (loss) income from the operations of the segments, net of the related income tax (benefit) expense, for the period from January 1, 2002 until the date of the transactions and for the six month period ended June 30, 2002 and the three and six month periods ended June 30, 2001 to discontinued operations in the accompanying statements of operations. Revenues and operating (loss) income for these two divisions were:

                                           For the Three Months Ended     For the Six Months Ended
                                                    June 30,                      June 30,

                                               2002            2001          2002           2001
     CAG

          Revenues                                 $--        $1,215,430   $  358,008    $ 2,035,133

          Operating loss                            --          (170,809)    (370,998)      (334,803)

     Phoenix

          Revenues                                  --         7,017,013    4,207,194     14,790,707

          Operating income (loss)                   --           495,269       (7,189)     1,396,918


9.   INDEBTEDNESS

     On January 29, 2002, we entered into a purchase and sale agreement for CAG, which closed on January 31, 2002. The sale of Phoenix was approved by the stockholders and the Bank Group on February 22, 2002, and closed shortly thereafter (see Note 8). On February 22, 2002, we repaid approximately $28.9 million outstanding pursuant to the Credit Facility from the net proceeds of these transactions and executed the Fifth Amendment and Waiver Agreement (the "Fifth Amendment"). The Fifth Amendment (a) provided that the Bank Group waive the "Acknowledged Events of Default" under the Credit Facility and amended certain provisions of the Credit Facility and its accompanying amendments, including requiring us to meet new financial covenants, and (b) limited the revolving committed amount, as defined in the Fifth Amendment.

     On April 5, 2002, we entered into the Sixth Amendment and Waiver Agreement (the "Sixth Amendment") to the Credit Facility, which amends certain provisions of the Credit Facility, as amended, including requiring us to pay an additional $1.5 million from the remaining Phoenix transaction proceeds, to repay such amount outstanding under the Credit Facility and limiting the revolving committed amount thereunder to (i) $5.5 million through May 31, 2002; (ii) $6.5 million from June 1, 2002 though March 31, 2003, and (iii) $5.7 million from April 1, 2003 through June 30, 2003. The stated interest rate on the outstanding Credit Facility remained at prime plus 3%. The Sixth Amendment expires on July 1, 2003, at which time all amounts outstanding pursuant to the Credit Facility are to be paid in full.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

10.  WARRANT PAYABLE

     The warrant that was issued to the Bank Group in connection with the Credit Facility (the "Warrant"), that entitled the Bank Group to purchase approximately
1.5 million shares of our common stock at an exercise price of $0.01 per share, and which was scheduled to expire on April 3, 2011, was cancelled in connection with the repayment of approximately $28.9 million on the Credit Facility in connection with the execution of the Fifth Amendment.

11.  SEGMENTS

     In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", our reportable segments are strategic business units that offer various products and services to different industries principally in the United States.

     The table below presents information about our reportable segments for our continuing operations used by the chief operating decision-maker of the Company for the three and six months ended June 30, 2002 and 2001. The following information about reportable segments for the three and six months ended June 30, 2002 and 2001 excludes the results of Phoenix (previously included in the Pharmaceutical Segment) and CAG (previously included in the Other Segment), as such amounts have been reclassified as discontinued operations (see Note 8):

For the three months ended June 30,

                                      Pharmaceutical     Consumer      Segment Total      Reconciliation      Total
                                      --------------     --------      -------------      --------------      -----
2002
----
Revenues. ...........................     $ 9,334,631   $ 5,610,791      $14,945,422        $        --    $14,945,422
Gross profit. .......................       2,867,413     2,277,122        5,144,535                 --      5,144,535
EBITDA ..............................       1,450,919       693,772        2,144,691           (737,186)     1,407,505
Depreciation expense. ...............         109,197       267,831          377,028             18,798        395,826
Amortization expense. ...............          60,532            --           60,532                 --         60,532

2001
----
Revenues. ...........................     $12,518,172   $ 4,178,030      $16,696,202        $        --    $16,696,202
Gross profit. .......................       3,308,696     1,763,829        5,072,525                 --      5,072,525
EBITDA ..............................       2,113,011       (96,576)       2,016,435           (202,778)     1,813,657
Depreciation expense ................          92,811       260,798          353,609             13,193        366,802
Amortization expense ................         532,490            --          532,490                 --        532,490

For the six months ended June 30,

                                      Pharmaceutical     Consumer      Segment Total      Reconciliation      Total
                                      --------------     --------      -------------      --------------      -----
2002
----
Revenues ............................     $13,931,490   $10,332,586      $24,264,076        $        --    $24,264,076
Gross profit ........................       4,222,405     4,416,108        8,638,513                 --      8,638,513
EBITDA ..............................       1,211,719     1,202,546        2,414,265         (1,553,495)       860,770
Depreciation expense ................         217,754       535,698          753,452             36,305        789,757
Amortization expense ................         121,068            --          121,068                 --        121,068

2001
----
Revenues ............................     $20,491,933   $ 9,518,631      $30,010,564        $        --    $30,010,564
Gross profit ........................       5,121,772     4,068,940        9,190,712                 --      9,190,712
EBITDA ..............................       2,475,277       390,534        2,865,811           (542,125)     2,323,686
Depreciation expense ................         185,794       489,583          675,377             27,711        703,088
Amortization expense ................       1,066,040            --        1,066,040                 --      1,066,040

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and notes thereto included under Item 1 of this Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies

     In connection with the preparation of our interim consolidated financial statements for the three and six months ended June 30, 2002, we determined that the following additional accounting policy is deemed "critical". Critical accounting policies are those policies, which require management's highest degree of judgment, estimates, and assumptions.

Discontinued operations:

     We considered the disposal of our Phoenix Marketing Group division ("Phoenix") and Cultural Access Group division ("CAG") during the three and six months ended June 30, 2002 and 2001 to be discontinued operations pursuant to the guidance in Statement of Financial Accounting Standards No. 144. As a result of the guidance, we determined that such amounts met the criteria established in the literature with respect to presenting such operations from discontinued businesses separately from continuing operations of the Company.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Our revenues decreased $1.8 million, or 10.8%, to $14.9 million for the three months ended June 30, 2002, compared to $16.7 million for the three months ended June 30, 2001. Revenues for the Pharmaceutical Segment decreased $3.2 million, or 25.6%, to $9.3 million for the three months ended June 30, 2002, compared to $12.5 million for the three months ended June 30, 2001. The decrease was due to a reduced or delayed scheduling of medical education meetings as our clients take a more cautious approach to meeting planning as a result of the slow-down in the economy. Revenues for our medical education business are recorded using a percentage of completion methodology whereby a portion of revenues are recorded over the life of the project including a percentage of the total projected costs at scheduling. Revenues for the Consumer Segment increased $1.4 million, or 33.3% to $5.6 million for the three months ended June 30, 2002, compared to $4.2 million for the three months ended June 30, 2001. The increase was due to an increase in telemarketing programs from existing clients. A portion of the increase in programs relates to programs previously scheduled to occur in the first quarter of 2002 but had been delayed by the clients.

     Our cost of revenues decreased $1.8 million, or 15.5%, to $9.8 million for the three months ended June 30, 2002, compared to $11.6 million for the three months ended June 30, 2001. Cost of revenues as a percentage of revenues decreased to 65.8% for the three months ended June 30, 2002, from 69.5% for the three months ended June 30, 2001. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the three months ended June 30, 2002 decreased to 68.8%, compared to 73.6% for the three months ended June 30, 2001. The decrease was attributed to a decrease in medical meetings, which included higher direct costs incurred due to client specifications. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 58.9% for the three months ended June 30, 2002, from 57.1% for the three months ended June 30, 2001. The increase was due to higher costs associated with an abbreviated lead time to ramp up for the increase in telemarketing programs in the second quarter of 2002, which resulted in the higher revenues.

     Our selling, general and administrative expenses increased by $0.5 million, or 13.9%, to $4.1 million for the three months ended June 30, 2002, compared to $3.6 million for the three months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 27.5% for the three months ended June 30, 2002, compared to 21.6% for the three months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 16.1% for the three months ended June 30, 2002, from 10.4% for the three months ended June 30, 2001. The increase was due to the decrease in revenues related to medical education meeting programs scheduling in the second quarter of 2002 due to our clients' cautious approach to scheduling medical meeting due to the slow down in the economy. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased to 33.9% for the three months ended June 30, 2002, compared to 50% for the three months ended June 30, 2001. The decrease was due to an increase in revenues while continuing to manage costs.

     Our amortization expense decreased $471,958, or 88.6%, to $60,532 for the three months ended June 30, 2002, compared to $532,490 for the three months ended June 30, 2001. The decrease was due to the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which terminated the amortization of goodwill effective January 1, 2002.

     Our net interest expense decreased $682,187, or 76.4%, to $210,282 for the three months ended June 30, 2002, compared to $892,469 for the three months ended June 30, 2001. The decrease was due to a pay down of approximately $30.4 million of outstanding debt obtained from the Phoenix and CAG proceeds, interest income from Phoenix and CAG intercompany loans for which the corresponding interest expense has been classified as discontinued operations and a lower prime rate of interest.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Our revenues decreased $5.7 million, or 19.0%, to $24.3 million for the six months ended June 30, 2002, compared to $30.0 million for the six months ended June 30, 2001. Revenues for the Pharmaceutical Segment decreased $6.6 million, or 32.2%, to $13.9 million for the six months ended June 30, 2002, compared to $20.5 million for the six months ended June 30, 2001. The decrease was due to a reduced or delayed scheduling of medical education meetings as our clients take a more cautious approach to meeting planning as a result of the slow-down in the economy. Revenues for our medical education business are recorded using a percentage of completion methodology whereby a portion of revenues are recorded over the life of the project including a percentage of the total projected costs at scheduling. Revenues for the Consumer Segment increased slightly by $0.8 million or 8.4% to $10.3 million for the six months ended June 30, 2002, compared to $9.5 million for the six months ended June 30, 2001. The increase was due to an increase in telemarketing programs from existing clients.

     Our cost of revenues decreased $5.2 million, or 25.0%, to $15.6 million for the six months ended June 30, 2002, compared to $20.8 million for the six months ended June 30, 2001. Cost of revenues as a percentage of revenues decreased to 64.2% for the six months ended June 30, 2002, from 69.3% for the six months ended June 30, 2001. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the six months ended June 30, 2002 decreased to 69.8%, compared to 75.1% for the six months ended June 30, 2001. The decrease was due to the decrease in revenues offset by management's efforts to more efficiently and effectively run the communications center while managing their mix of programs. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 57.3% for the six months ended June 30, 2002, from 56.8% for the six months ended June 30, 2001.

     Our selling, general and administrative expenses increased by $1.0 million, or 13.2%, to $8.6 million for the six months ended June 30, 2002, compared to $7.6 million for the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 35.4% for the six months ended June 30, 2002, compared to 25.3% for the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 23.0% for the six months ended June 30, 2002, from 13.7% for the six months ended June 30, 2001. The increase was due to a reduced or delayed scheduling of medical education meetings as our clients take a more cautious approach to meeting planning as a result of the slow-down in the economy and severance expense recorded for certain management personnel. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased to 35.9% for the six months ended June 30, 2002, compared to 44.2% for the six months ended June 30, 2001. The decrease was due to increased revenues at our Boca Raton communication center while continuing to manage cost levels.

     Our amortization expense decreased $944,972, or 88.6%, to $121,068 for the six months ended June 30, 2002, compared to $1,066,040 for the six months ended June 30, 2001. The decrease was due to the implementation of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which terminated the amortization of goodwill effective January 1, 2002.

     Our net interest expense decreased $1,672,910, or 87.3%, to $244,347 for the six months ended June 30, 2002, compared to $1,917,257 for the six months ended June 30, 2001. The decrease was due to a pay down of approximately $30.4 million of outstanding debt from the Phoenix and CAG proceeds, a cancellation of the Warrant, interest income from Phoenix and CAG intercompany loans for which the corresponding interest expense has been classified as discontinued operations and a lower prime rate of interest.

Discontinued Operations

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we have reclassified as discontinued operations, the operations of our (a) CAG division, which provided in-language, in-culture market research services and consulting services to Fortune 500 companies in a variety of industries, and which was sold on January 31, 2002 to LuminaAmericas, Inc., a provider of integrated marketing solutions for the US-Hispanic and Latin America markets, for $1.2 million in cash, plus the assumption of certain liabilities and (b) Phoenix division, which provided pharmaceutical sample distribution services, and which was sold on February 25, 2002 to Express Scripts, Inc., a pharmacy benefit management company, for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain of $8.4 million on the disposal of the segments, net of income tax (benefit) expense and expenses incurred in connection with the transactions.

     During the second quarter of 2002, we agreed to the final working capital settlement in connection with the sale of our CAG division and paid $122,500 to LuminaAmericas Inc. Such amount reduced the gain originally recorded on the disposal of segments during the three months ended March 31, 2002. In addition, during the second quarter of 2002, the New Jersey Corporation Business Tax authority changed its tax law regarding the utilization of net operating losses. The new law defers the utilization of net operating losses (these "losses") generated in 2001 and prior years. These losses cannot be used in 2002 or 2003 but instead are carried to 2004 and beyond. This change resulted in an increase in income taxes expense of $195,559, after federal benefit, on discontinued operations, which was recorded by the Company during the three month period ended June 30, 2002.

     In addition to the classification of the gain on the disposal of the segments as discontinued operations, we reclassified the (loss) income from the operations of the segments, net of the related income tax (benefit) expense, for the period from January 1, 2002 until the closing date of the transactions and for the six month period ended June 30, 2002 and the three and six month periods ended June 30, 2001 to discontinued operations in the accompanying statements of operations. Revenues and operating (loss) income for these two divisions were:

                                       For the Three Months Ended            For the Six Months Ended
                                              June 30,                              June 30,
                                         2002             2001                 2002           2001
        CAG

          Revenues                       $--         $ 1,215,430          $  358,008      $ 2,035,133

          Operating loss                  --            (170,809)           (370,998)        (334,803)

        Phoenix

          Revenues                        --           7,017,013           4,207,194       14,790,707

          Operating income (loss)         --             495,269              (7,189)       1,396,918


Liquidity and Capital Resources

     At June 30, 2002, we had working capital of $2.4 million, as compared to negative working capital of $24.0 million at December 31, 2001. Cash and cash equivalents were $1.6 million at June 30, 2002, compared to $3.4 million at December 31, 2001.

     Net cash used in operating activities during the first six months of 2002 was $2.5 million, compared to $0.5 million used in operating activities during the first six months of 2001. The increase in net cash used in operating activities was due principally to an increase in accounts receivable and accounts payable and accrued expenses offset by a decrease in other assets.

     Net cash provided by investing activities was $31.0 million for the first six months of 2002, compared to net cash used in investing activities of $1.5 million for the first six months of 2001. The increase in cash provided by investing activities was due principally to net proceeds received from the sales of our Phoenix and CAG divisions.

     Net cash used in financing activities was $30.3 million for the first six months of 2002, compared to net cash provided by financing activities of $0.7 million for the first six months of 2001. The increase in net cash used in financing activities was due principally to the pay down of our Credit Facility with the net proceeds received from the sales of our Phoenix and CAG divisions.

     At December 31, 2001, we were in default on all our financial covenants under the Credit Facility with the Bank Group. On February 22, 2002 and April 5, 2002, we renegotiated the Credit Facility with the Bank Group and entered into the Fifth and Sixth Amendment and Waiver agreements, respectively, in connection with the Credit Facility (the "Amendments"). As a result of the renegotiations, the sale of two of our divisions and the repayment of approximately $30.4 million of the outstanding bank debt subsequent to December 31, 2001 pursuant to the Amendments, we are now required to repay the outstanding balance on the revolving credit in full on July 1, 2003, rather than January 2, 2003, as previously provided under the Credit Facility. As of June 30, 2002, we had $4.7 million outstanding and $0.7 million available on our Credit Facility.

     We believe that we will be able to maintain compliance with the financial covenants established by the Amendments during 2002, which compliance would allow us to maintain sufficient liquidity in 2002 to fund operations. However, failure to achieve our revenue and income projections as a result of the loss of a key customer or other factors could result in us not being able to maintain compliance with such covenants. Such non-compliance would result in an event of default, which, if not waived by the Bank Group, would result in the acceleration of the amounts due under the Credit Facility. We would be unable to make such accelerated repayment of amounts due on the Credit Facility. Such acceleration would likely have an adverse effect on the Company.

     We believe that to the extent that our outstanding balance on the Credit Facility is not repaid from the proceeds of the sale of any of our divisions prior to the maturity thereof, or that we do not refinance the outstanding balance pursuant to the Credit Facility prior to maturity, we will be required to find sources other than operations to repay the outstanding balance on the Credit Facility at maturity. If we are unable to sell any of our divisions, providing sufficient proceeds to repay the Credit Facility, refinance the Credit Facility on acceptable terms or find another source of repayment for the Credit Facility other than operations, then our business and financial condition could be materially and adversely impacted. We cannot assure our stockholders that we will be able to sell any of our remaining divisions on terms that are acceptable to the Company or at all, obtain any such refinancing on terms acceptable to us or at all or that we would otherwise be able to obtain funds to repay the Credit Facility when due.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risks from changes in interest rates and are subject to interest rate risks on our Credit Facility caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangement under the Credit Facility. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Credit Facility is currently at an interest rate of prime plus 3%. The prime rate is the prime rate published by Bank of America, N.A. A one percent increase in the prime interest rate would result in a pre-tax impact to earnings of approximately $47,000 per year.

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

     . Our dependence on the continuation of the trend towards outsourcing;

     . Our dependence on the industries we serve;

     . The effect of change in a drug's lifecycle;

     . Our ability and our clients' ability to comply with state, federal and industry regulations;

     . Our reliance on a limited number of major customers;

     . The effects of possible contract cancellations;

     . Our reliance on technology;

     . Our reliance on key personnel and our labor force and recent changes in management;

     . The possible prolonged impact of the events of September 11 and the general downturn in the U.S. economy;

     . The effect of an interruption of our business;

     . The risks associated with our stock trading on the OTC Bulletin Board;

     . The risk associated with our Credit Facility;

     . The volatility of our stock price; and

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

     On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of Phoenix in 1997. Messrs. Rebak and Macaluso were two primary shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out agreement. The lawsuit seeks actual damages of $850,000 plus additional unspecified punitive damages. We have denied the allegations of the Complaint, and intend to defend vigorously. While we believe the claims have no legal basis, we cannot provide assurance as to the outcome of the litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On July 2, 2002, the Company held its 2002 Annual Meeting of Stockholders. At the Annual Meeting, the following matters were submitted to a vote of stockholders:

     1. The following four individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the Directors of the
     Company:

             Liam S. Donohue             For:                          5,981,756
                                         Withhold Authority:             499,869
             Lee H. Edelstein            For:                          5,981,756
                                         Withhold Authority:             499,869
             Shawkat Raslan              For:                          5,981,756
                                         Withhold Authority:             499,869
             Charles Henri Weil          For:                          6,032,456
                                         Withhold Authority:             449,169

       2. The holders of 3,065,755 shares of common stock voted in favor of, the holders of 854,337 shares of common stock voted against, the holders of 12,213 shares of common stock abstained, and there were 2,549,320 shares of common stock unvoted (Broker Non-Votes), with respect to act upon a proposal to amend the Company's 1997 Stock Option Plan to increase the number of shares of common stock available for grant thereunder from 1,429,000 to 1,929,000.

       3. The holders of 6,466,020 shares of common stock voted in favor of, and the holders of 7,005 shares of common stock voted against, and the holders of 8,600 shares of common stock abstained, with respect to the ratification of the selection of PricewaterhouseCoopers LLP, independent certified public accountants, to serve as independent accountants for the Company for the year ended December 31, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10(tt) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 - Shawkat Raslan, Chief Executive Officer.

         10(uu) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 - Jack Hamerski, Chief Financial Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      ACCESS WORLDWIDE COMMUNICATIONS, INC.

         Date: August 9, 2002          By:  /s/ Shawkat Raslan
                                         ---------------------------------------
                                         Shawkat Raslan, Chairman of the Board,
                                         President, and Chief Executive Officer


         Date: August 9, 2002          By:  /s/ John Hamerski
                                         ---------------------------------------
                                         John Hamerski, Executive Vice President
                                         and Chief Financial Officer (principal
                                         financial and accounting officer)

                                  Exhibit Index

Exhibit                             Description
Number

10(tt) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 - Shawkat Raslan, Chief Executive Officer.

10(uu) Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 - Jack Hamerski, Chief Financial Officer.