Form 10-Q
period 2002-09-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2002-11-05
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to

Commission file number 0-23489

Access Worldwide Communications, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1309227
(State or Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4950 Communication Avenue, Suite 300
Boca Raton, Florida	33431
(Address of Principal Executive Offices)	(Zip Code)

(561) 226-5000
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

9,740,001 shares of Common Stock, $.01 par value, as of November 5, 2002

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,216,258	$3,373,422
Accounts receivable, net of allowance for doubtful accounts of $153,019 and $80,723, respectively	11,706,869	15,358,920
Unbilled receivables	3,653,678	3,795,943
Other assets, net	2,090,206	2,286,600

Total current assets	18,667,011	24,814,885
Property and equipment, net	4,453,243	10,114,449
Intangible assets, net	9,123,434	21,420,624
Other assets, net	53,677	1,181,570

Total assets	$32,297,365	$57,531,528

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of indebtedness	$5,071,527	$30,471,375
Current portion of indebtedness—related parties	2,121,113	1,543,079
Accounts payable and accrued expenses	10,311,452	10,215,514
Accrued interest and other related party expenses	27,544	32,253
Accrued salaries, wages and related benefits	1,968,506	2,573,213
Deferred revenue	2,147,915	2,635,890
Warrant payable	—	1,321,326

Total current liabilities	21,648,057	48,792,650
Long-term portion of indebtedness	47,641	3,951,973
Long-term portion of indebtedness—related parties	6,485	1,724,292
Other long-term liabilities	341,834	350,405
Mandatorily redeemable preferred stock, $.01 par value:
2,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities and mandatorily redeemable preferred stock	26,044,017	58,819,320

Commitments and contingencies

Common stockholders’ equity (deficit):
Common stock, $.01 par value: voting: 20,000,000 shares authorized; 9,740,001 shares issued and outstanding	97,400	97,400
Additional paid-in capital	63,636,632	63,636,069
Accumulated deficit	(57,480,684)	(65,021,261)

Total common stockholders’ equity (deficit)	6,253,348	(1,287,792)

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ equity (deficit)	$32,297,365	$57,531,528

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$11,246,562	$9,781,348	$35,510,638	$39,791,912
Cost of revenues	6,849,312	6,551,901	22,474,875	27,371,753

Gross profit	4,397,250	3,229,447	13,035,763	12,420,159
Selling, general and administrative expenses	4,321,703	3,402,360	12,889,203	10,972,474
Amortization expense	60,534	532,489	181,602	1,598,529

Income (loss) from operations	15,013	(705,402)	(35,042)	(150,844)
Interest income	9,532	9,923	26,189	37,707
Interest income—related parties	—	317,331	197,484	1,019,100
Interest expense—related parties	(66,091)	(115,714)	(230,556)	(359,791)
Interest expense	(107,397)	(1,645,995)	(401,420)	(4,048,728)
Other expense	—	(60,000)	—	(60,000)

Loss before income tax benefit	(148,943)	(2,199,857)	(443,345)	(3,562,556)
Income tax benefit	—	(387,796)	—	(704,078)

Loss from continuing operations	(148,943)	(1,812,061)	(443,345)	(2,858,478)

Discontinued operations (Note 8):
(Loss) income from discontinued operations, net of income tax (benefit) expense of $0, $(71,040), $(107,873) and $17,178, respectively	—	(222,128)	(467,838)	69,742
Gain on disposal of segments, net of income tax expense of $45,458 and $1,594,638 for the three and nine month periods ended September 30, 2002, respectively	97,543	—	8,451,760	—

	97,543	(222,128)	7,983,922	69,742

Net (loss) income	$(51,400)	$(2,034,189)	$7,540,577	$(2,788,736)

Basic (loss) earnings per share of common stock:
Continuing operations	$(0.02)	$(0.19)	$(0.05)	$(0.29)
Discontinued operations	0.01	(0.02)	0.82	0.01
Net (loss) income	$(0.01)	$(0.21)	$0.77	$(0.29)
Weighted average common shares outstanding	9,740,001	9,740,001	9,740,001	9,740,001
Diluted (loss) earnings per share of common stock:
Continuing operations	$(0.02)	$(0.19)	$(0.05)	$(0.29)
Discontinued operations	0.01	(0.02)	0.82	0.01
Net (loss) income	$(0.01)	$(0.21)	$0.77	$(0.29)
Weighted average common shares outstanding	9,740,001	9,740,001	9,740,001	9,740,001

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001
Cash flows from operating activities:
Net income (loss)	$7,540,577	$(2,788,736)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,365,057	2,686,841
Amortization of deferred financing costs	229,966	937,371
Gain on disposition of discontinued operations	(10,046,398)	—
Changes in discontinued operations	(694,922)	2,903,221
Allowance for doubtful accounts	117,029	202,439
Changes in operating assets and liabilities:
Accounts receivables	(2,077,459)	(3,934,044)
Unbilled receivables	55,475	(2,725,496)
Other assets	2,104,750	222,660
Accounts payable and accrued expenses	(1,891,347)	5,265,248
Accrued interest and other related party expenses	(4,707)	(1,030,336)
Accrued salaries, wages and related benefits	527,683	(1,029,508)
Deferred revenue	(43,945)	(700,541)

Net cash (used in) provided by operating activities	(2,818,241)	9,119

Cash flows from investing activities:
Additions to property and equipment, net	(577,653)	(847,943)
Additions to property and equipment from discontinued operations, net	(267,830)	(1,062,934)
Net proceeds from sale of discontinued operations	31,832,681	—

Net cash provided by (used in) investing activities	30,987,198	(1,910,877)

Cash flows from financing activities:
Loan origination fees	—	(134,957)
Payments on capital leases	(20,607)	(25,462)
Net (payments) borrowings under Credit Facility	(29,165,741)	1,997,137
Payments on related party debt	(1,139,773)	(1,011,473)

Net cash (used in) provided by financing activities	(30,326,121)	825,245

Net decrease in cash and cash equivalents	(2,157,164)	(1,076,513)
Cash and cash equivalents, beginning of period	3,373,422	1,926,140

Cash and cash equivalents, end of period	$1,216,258	$849,627

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Access Worldwide Communications, Inc. (“Access Worldwide”, “we”, “our”, “us”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, we do not include therein all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. For further information, refer to our consolidated financial statements and footnotes included in our Annual Report on Form 10-K.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In our opinion, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

2.    RECLASSIFICATIONS

Certain reclassifications have been made to the September 30, 2001 consolidated financial statements to conform to the September 30, 2002 presentation. Such reclassifications did not change our net loss or total common stockholders’ equity as previously reported.

3.    INCOME TAXES

The effective tax rate used by us to record the income tax expense for the nine months ended September 30, 2002 differs from the federal statutory rate primarily due to a change in the New Jersey Corporation Business Tax (The Business Tax Reform Act, PL 22002, c40). The new law defers the utilization of net operating losses (these “losses”) generated in 2001 and prior years. These losses cannot be used in 2002 or 2003 but instead are to be carried forward to 2004 and beyond. The impact of this change was $195,559 after taking into account a federal benefit on discontinued operations. The effective tax rate for the nine months ended September 30, 2001 differs from the federal statutory tax rate due primarily to state income taxes and non-deductible goodwill amortization.

4.    SEVERANCE ACCRUAL

During the first quarter of 2002, we recorded a severance accrual of $957,436 to accrue salaries, wages and related benefits for certain management employees, as the Company realigned its management team to reflect its existing business subsequent to the sale of its Phoenix Marketing Group (“Phoenix”) and its Cultural Access Group (“CAG”) divisions (see Note 8). Such amount was included in selling, general and administrative expenses for the three months ended March 31, 2002 and the nine months ended September 30, 2002.

5.    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB” or the “Board”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations, and No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets, collectively referred to as the “Standards”. SFAS 141 supersedes Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that, we reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    NEW ACCOUNTING PRONOUNCEMENTS (Continued)

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of our fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process, which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements should be completed by the end of the second quarter of 2002. Any impairment loss resulting from the transitional impairment tests would be reflected as the cumulative effect of a change in accounting principle. The second step of the transitional goodwill impairment test must be completed prior to the end of the year of initial application.

Effective January 1, 2002, we adopted SFAS 141, which had no effect on our accounting for prior business combinations.

Effective January 1, 2002, we adopted SFAS 142 which required companies to stop amortizing goodwill and requires an annual or when events or circumstance dictate more frequent, impairment review of goodwill. Accordingly, we no longer record amortization expense on goodwill as of January 1, 2002. Assuming the Company adopted the provision of SFAS 142 effective January 1, 2001 and ceased amortization of goodwill, we would have reported net loss and basic and diluted loss per share, on a proforma basis as follows:

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	As Reported	Proforma	As Reported	Proforma
Continuing operations	$(1,812,061)	$(1,107,485)	$(2,858,478)	$(1,282,738)
Discontinued operations	(222,128)	51,559	69,742	262,706

Net loss	$(2,034,189)	$(1,055,926)	$(2,788,736)	$(1,020,032)

Basic and diluted loss per common share:
Continuing operations	$(0.19)	$(0.11)	$(0.29)	$(0.13)
Discontinued operations	$(0.02)	$0.01	$0.01	$0.03
Net loss	$(0.21)	$(0.11)	$(0.29)	$(0.10)
Weighted average common stock outstanding	9,740,001	9,740,001	9,740,001	9,740,001

During the three months ended June 30, 2002, we completed the transitional impairment test of our existing goodwill as of January 1, 2002 and determined that such goodwill was not impaired.

In October 2001, the Board issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 addresses (i) the recognition and measurement of the impairment of long-lived assets to be held and used and (ii) the measurement of long-lived assets to be disposed of by sale. In addition, SFAS 144 supersedes the accounting and reporting provisions of APB No. 30 (“APB 30”), Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. However, SFAS 144 retains APB 30’s requirement that entities report discontinued operations separately from continuing operations and extends that reporting requirement to “a component of an entity” that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as “held for sale”. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company implemented SFAS 144 in the first quarter of 2002 (see Note 8).

In addition, in May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB 30. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. We do not anticipate that adoption of SFAS 145 will have a material effect on our earnings or financial position.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    (LOSSES) EARNINGS PER COMMON SHARE

The computation of weighted average number of common and common equivalent shares used in the calculation of basic and diluted (losses) earnings per share is as follows:

	For the Three Months Ended September 30, Shares	For the Nine Months Ended September 30, Shares
2002:
Weighted average number of common shares outstanding—basic	9,740,001	9,740,001

Weighted average number of common and common equivalent shares outstanding—dilutive*	9,740,001	9,740,001

2001:
Weighted average number of common shares outstanding—basic	9,740,001	9,740,001

Weighted average number of common and common equivalent shares outstanding—dilutive*	9,740,001	9,740,001

*
Since the effects of the stock options and earn-out contingencies are anti-dilutive for the three and nine months ended September 30, 2002 and 2001, the effect has not been included in the calculation of dilutive (losses) earnings per common share. The effects of stock issued pursuant to earn-out contingencies have not been included for any of the periods presented as such earn-out contingencies have not been met.

The computation of (losses) earnings per share was calculated based on the separate components in our statements of operations, including net (loss) income, loss from continuing operations and (loss) income from discontinued operations. Differences in total are attributed to rounding.

7.    COMMITMENTS AND CONTINGENCIES

We are involved in legal actions arising in the ordinary course of our business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operation or cash flow except as described below.

On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of Phoenix in 1997. Messrs. Rebak and Macaluso were two primary shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out agreement. The lawsuit seeks actual damages of $850,000 plus additional unspecified punitive damages. We have denied the allegations of the complaint, and are defending the Company vigorously. While we believe the claim has no legal basis, we cannot provide assurances as to the outcome of the litigation.

8.    DISCONTINUED OPERATIONS

In accordance with SFAS 144, we have reclassified as discontinued operations, the operations of our (a) CAG division, which provided in-language, in-culture market research services and consulting services to Fortune 500 companies in a variety of industries, and which was sold on January 31, 2002 to LuminaAmericas, Inc., a provider of integrated marketing solutions for the US-Hispanic and Latin America markets, for $1.2 million in cash, plus the assumption of certain liabilities, and (b) Phoenix, which provided pharmaceutical sample distribution services, and which was sold on February 25, 2002 to Express Scripts, Inc., a pharmacy benefit management company, for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain of $8.4 million on the disposal of the segments, net of income tax (benefit) expense, and expenses incurred in connection with the transactions during the first quarter of 2002.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    DISCONTINUED OPERATIONS (Continued)

During the second quarter of 2002, we agreed to the final working capital settlement in connection with the sale of our CAG division and paid $122,500 to LuminaAmericas. Such amount reduced the gain originally recorded on the disposal of segments during the three month period ended March 31, 2002. In addition, during the second quarter of 2002, the New Jersey Corporation Business Tax authority changed its tax law regarding the utilization of net operating losses. The new law defers the utilization of net operating losses (these “losses”) generated in 2001 and prior years. These losses cannot be used in 2002 or 2003 but instead are carried to 2004 and beyond. This change resulted in an increase in income tax expense of $195,559 after taking into account a federal benefit on discontinued operations, which was recorded by the Company during the three month period ended June 30, 2002.

During the third quarter of 2002, we received notification from Express Scripts, Inc. that we would be receiving cash totaling approximately $143,000 which was remaining in our cash accounts at the time of the sale. This cash increased the gain originally recorded and was recorded in the third quarter of 2002. As of September 30, 2002, we have received approximately $127,000.

In addition to the classification of the gain on the disposal of the segments as discontinued operations, we reclassified the (loss) income from the operations of the segments, net of the related income tax (benefit) expense, for the period from January 1, 2002 until the date of the transactions and for the nine month period ended September 30, 2002 and the three and nine month periods ended September 30, 2001 to discontinued operations in the accompanying statements of operations. Revenues and operating (loss) income for these two divisions were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Cultural Access Group
Revenues	$—	$1,171,183	$358,008	$3,206,316
Operating loss	—	(91,117)	(370,998)	(425,920)
Phoenix Marketing Group
Revenues	—	6,544,444	4,207,194	21,335,151
Operating income (loss)	—	107,490	(7,189)	1,504,408

9.    INDEBTEDNESS

On January 29, 2002, we entered into a purchase and sale agreement for CAG, which closed on January 31, 2002. The sale of Phoenix was approved by the stockholders and the Bank Group on February 22, 2002, and closed shortly thereafter (see Note 8). On February 22, 2002, we repaid approximately $28.9 million outstanding pursuant to the Credit Facility from the net proceeds of these transactions and executed the Fifth Amendment and Waiver Agreement (the “Fifth Amendment”). The Fifth Amendment (a) provided that the Bank Group waive the “Acknowledged Events of Default” under the Credit Facility and amended certain provisions of the Credit Facility and its accompanying amendments, including requiring us to meet new financial covenants, and (b) limited the revolving committed amount, as defined in the Fifth Amendment.

On April 5, 2002, we entered into the Sixth Amendment and Waiver Agreement (the “Sixth Amendment”) to the Credit Facility, which amends certain provisions of the Credit Facility, as amended, including requiring us to pay an additional $1.5 million from the remaining Phoenix transaction proceeds, to repay such amount outstanding under the Credit Facility and limiting the revolving committed amount thereunder to (i) $5.5 million through May 31, 2002; (ii) $6.5 million from June 1, 2002 though March 31, 2003, and (iii) $5.7 million from April 1, 2003 through June 30, 2003. The stated interest rate on the outstanding Credit Facility remained at prime plus 3%. The Sixth Amendment expires on July 1, 2003, at which time all amounts outstanding pursuant to the Credit Facility are to be paid in full.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    WARRANT PAYABLE

The warrant that was issued to the Bank Group in connection with the Credit Facility (the “Warrant”), that entitled the Bank Group to purchase approximately 1.5 million shares of our common stock at an exercise price of $0.01 per share, and which was scheduled to expire on April 3, 2011, was cancelled in connection with the repayment of approximately $28.9 million on the Credit Facility in connection with the execution of the Fifth Amendment.

11.    SEGMENTS

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, our reportable segments are strategic business units that offer various products and services to different industries principally in the United States.

The table below presents information about our reportable segments for our continuing operations used by the chief operating decision-maker of the Company for the three and nine months ended September 30, 2002 and 2001. The following information about reportable segments for the three and nine months ended September 30, 2002 and 2001 excludes the results of Phoenix (previously included in the Pharmaceutical Segment) and CAG (previously included in the Other Segment), as such amounts have been reclassified as discontinued operations (see Note 8):

For the three months ended September 30,

	Pharmaceutical	Consumer	Segment Total	Reconciliation	Total
2002:
Revenues	$5,730,129	$5,516,433	$11,246,562	$—	$11,246,562
Gross profit	2,061,476	2,335,774	4,397,250	—	4,397,250
EBITDA	468,646	867,285	1,335,931	(866,688)	469,243
Depreciation expense	110,487	264,396	374,883	18,813	393,696
Amortization expense	60,534	—	60,534	—	60,534
2001:
Revenues	$5,692,388	$4,088,960	$9,781,348	$—	$9,781,348
Gross profit	1,625,002	1,604,445	3,229,447	—	3,229,447
EBITDA	282,183	138,137	420,320	(208,008)	212,312
Depreciation expense	92,224	278,816	371,040	14,185	385,225
Amortization expense	532,489	—	532,489	—	532,489

For the nine months ended September 30,

	Pharmaceutical	Consumer	Segment Total	Reconciliation	Total
2002:
Revenues	$19,661,619	$15,849,019	$35,510,638	$—	$35,510,638
Gross profit	6,283,881	6,751,882	13,035,763	—	13,035,763
EBITDA	1,680,365	2,069,832	3,750,197	(2,420,182)	1,330,015
Depreciation expense	328,241	800,095	1,128,336	55,119	1,183,455
Amortization expense	181,602	—	181,602	—	181,602
2001:
Revenues	$26,184,321	$13,607,591	$39,791,912	$—	$39,791,912
Gross profit	6,746,774	5,673,385	12,420,159	—	12,420,159
EBITDA	2,757,460	528,671	3,286,131	(750,134)	2,535,997
Depreciation expense	278,018	768,399	1,046,417	41,895	1,088,312
Amortization expense	1,598,529	—	1,598,529	—	1,598,529

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the unaudited financial statements and notes thereto included under Item 1 of this Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies

Critical accounting policies are those policies, which require management’s highest degree of judgment, estimates, and assumptions. In connection with the preparation of our interim consolidated financial statements for the three and nine months ended September 30, 2002, we determined that the following additional accounting policy is deemed “critical”.

Discontinued operations:

We considered the disposal of our Phoenix Marketing Group division (“Phoenix”) and Cultural Access Group division (“CAG”) during the three and nine months ended September 30, 2002 and 2001 to be discontinued operations pursuant to the guidance in Statement of Financial Accounting Standards No. 144. As a result of the guidance, we determined that such amounts met the criteria established in the literature with respect to presenting such operations from discontinued businesses separately from continuing operations of the Company.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Our revenues increased $1.4 million, or 14.3%, to $11.2 million for the three months ended September 30, 2002, compared to $9.8 million for the three months ended September 30, 2001. Revenues for the Pharmaceutical Segment remained the same at $5.7 million for the three months ended September 30, 2002 and 2001. Revenues for the Consumer Segment increased $1.4 million, or 34.1%, to $5.5 million for the three months ended September 30, 2002, compared to $4.1 million for the three months ended September 30, 2001. The increase was attributed to an increase in consumer services programs from existing clients.

Our cost of revenues increased $0.2 million, or 3.0%, to $6.8 million for the three months ended September 30, 2002, compared to $6.6 million for the three months ended September 30, 2001. Cost of revenues as a percentage of revenues decreased to 60.7% for the three months ended September 30, 2002, from 67.3% for the three months ended September 30, 2001. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the three months ended September 30, 2002 decreased to 64.9%, compared to 71.9% for the three months ended September 30, 2001. The decrease was attributed to the recognition of a favorable close out of medical education meeting. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 58.2% for the three months ended September 30, 2002, compared to 61.0% for the three months ended September 30, 2001. The decrease was attributed to the increase in revenues from our existing clients.

Our selling, general and administrative expenses increased by $0.9 million, or 26.5%, to $4.3 million for the three months ended September 30, 2002, compared to $3.4 million for the three months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 38.4% for the three months ended September 30, 2002, compared to 34.7% for the three months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 29.8% for the three months ended September 30, 2002, from 24.6% for the three months ended September 30, 2001. The increase was attributed to an increase in head count in the information technology department, consulting expenses, bonus accruals and other operating costs. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased to 30.9% for the three months ended September 30, 2002, compared to 41.5% for the three months ended September 30, 2001. The decrease was attributed to an increase in revenues and a reduction in head count in the information technology department in the Consumer Segment.

Our amortization expense decreased $471,955, or 88.6%, to $60,534 for the three months ended September 30, 2002, compared to $532,489 for the three months ended September 30, 2001. The decrease was due to the implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which ceased the amortization of goodwill effective January 1, 2002.

Our net interest expense decreased $1.2 million, or 85.7%, to $0.2 million for the three months ended September 30, 2002, compared to $1.4 million for the three months ended September 30, 2001. The decrease was primarily due to a pay down of approximately $30.4 million of outstanding debt obtained from the proceeds of the sale of Phoenix and CAG, as well as, interest income from Phoenix and CAG intercompany loans for which the corresponding interest expense has been classified as discontinued operations and a lower prime rate of interest.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Our revenues decreased $4.3 million, or 10.8%, to $35.5 million for the nine months ended September 30, 2002, compared to $39.8 million for the nine months ended September 30, 2001. Revenues for the Pharmaceutical Segment decreased $6.5 million, or 24.8%, to $19.7 million for the nine months ended September 30, 2002, compared to $26.2 million for the nine months ended September 30, 2001. The decrease was attributed to reduced or delayed scheduling of medical education meetings as our clients took a more cautious approach to meeting planning as a result of the slow-down in the economy and the events of September 11, 2001. Revenues for our medical education business are recorded using a percentage of completion methodology whereby a portion of revenues are recorded over the life of the project including a percentage of the total projected costs at scheduling. Revenues for the Consumer Segment increased by $2.2 million, or 16.2%, to $15.8 million for the nine months ended September 30, 2002, compared to $13.6 million for the nine months ended September 30, 2001. The increase was due to an increase in consumer services programs from existing clients.

Our cost of revenues decreased $4.9 million, or 17.9%, to $22.5 million for the nine months ended September 30, 2002, compared to $27.4 million for the nine months ended September 30, 2001. Cost of revenues as a percentage of revenues decreased to 63.4% for the nine months ended September 30, 2002, from 68.8% for the nine months ended September 30, 2001. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the nine months ended September 30, 2002 decreased to 68.0%, compared to 74.0% for the nine months ended September 30, 2001. The decrease was attributed to the recognition of a favorable close out of medical education meeting. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 57.6% for the nine months ended September 30, 2002, from 58.1% for the nine months ended September 30, 2001. The decrease was attributed to the increase in revenues from our existing clients.

Our selling, general and administrative expenses increased by $1.9 million, or 17.3%, to $12.9 million for the nine months ended September 30, 2002, compared to $11.0 million for the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 36.3% for the nine months ended September 30, 2002, compared to 27.6% for the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 24.9% for the nine months ended September 30, 2002, from 16.4% for the nine months ended September 30, 2001. The increase was attributed to a decrease in revenues at our medical education division, an increase in head count in the information technology department, severance expense recorded for certain management personnel, an increase in consulting expenses, bonus accruals and other operating costs. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased to 34.8% for the nine months ended September 30, 2002, compared to 43.4% for the nine months ended September 30, 2001. The decrease was attributed to an increase in revenues at our Florida communication center while continuing to manage cost levels.

Our amortization expense decreased $1.4 million, or 87.5%, to $0.2 million for the nine months ended September 30, 2002, compared to $1.6 million for the nine months ended September 30, 2001. The decrease was due to the implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which ceased the amortization of goodwill effective January 1, 2002.

Our net interest expense decreased $3.0 million, or 88.2%, to $0.4 million for the nine months ended September 30, 2002, compared to $3.4 million for the nine months ended September 30, 2001. The decrease was due primarily to a pay down of approximately $30.4 million of outstanding debt from the proceeds of the sale of Phoenix and CAG, as well as, a cancellation of the Warrant, interest income from Phoenix and CAG intercompany loans for which the corresponding interest expense has been classified as discontinued operations and a lower prime rate of interest.

Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reclassified as discontinued operations, the operations of our (a) CAG division, which provided in-language, in-culture market research services and consulting services to Fortune 500 companies in a variety of industries, and which was sold on January 31, 2002 to LuminaAmericas, Inc., a provider of integrated marketing solutions for the US-Hispanic and Latin America markets, for $1.2 million in cash, plus the assumption of certain liabilities and (b) Phoenix division, which provided pharmaceutical sample distribution services, and which was sold on February 25, 2002 to Express Scripts, Inc., a pharmacy benefit management company, for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain of $8.4 million on the disposal of the segments, net of income tax (benefit) expense and expenses incurred in connection with the transactions during the first quarter of 2002.

During the second quarter of 2002, we agreed to the final working capital settlement in connection with the sale of our CAG division and paid $122,500 to LuminaAmericas. In addition, during the second quarter of 2002, the New Jersey Corporation

Business Tax authority changed its tax law (The Business Tax Reform Act, PL 22002, c40) regarding the utilization of net operating losses. The new law defers the utilization of net operating losses (these “losses”) generated in 2001 and prior years. These losses cannot be used in 2002 or 2003 but instead are carried to 2004 and beyond. This change resulted in an increase in income tax expense of $195,559 after taking into account a federal benefit on discontinued operations.

During the third quarter of 2002, we received notification from Express Scripts, Inc. that we would be receiving cash totaling approximately $143,000 which remained in our cash accounts at the time of the sale. This cash increased the gain on the Phoenix transaction. As of September 30, 2002, we have received approximately $127,000.

In addition to the classification of the gain on the disposal of the segments as discontinued operations, we reclassified the (loss) income from the operations of the segments, net of the related income tax (benefit) expense, for the period from January 1, 2002 until the closing date of the transactions and for the nine month period ended September 30, 2002 and the three and nine month periods ended September 30, 2001 as discontinued operations in the accompanying statements of operations. Revenues and operating (loss) income for these two divisions were:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Cultural Access Group
Revenues	$—	$1,171,183	$358,008	$3,206,316
Operating loss	—	(91,117)	(370,998)	(425,920)
Phoenix Marketing Group
Revenues	—	6,544,444	4,207,194	21,335,151
Operating income (loss)	—	107,490	(7,189)	1,504,408

Liquidity and Capital Resources

At September 30, 2002, we had negative working capital of $(2.9) million, as compared to $(24.0) million at December 31, 2001. The negative working capital at September 30, 2002 was attributed to the Credit Facility being classified as current portion of indebtedness due to its maturity date of July 1, 2003, in accordance with generally accepted accounting principles. In addition, a promissory note to a prior owner of an acquired business was also classified as current portion of indebtedness—related parties due to its repayment being contingent on the repayment of the Credit Facility, in accordance with generally accepted accounting principles. Cash and cash equivalents were $1.2 million at September 30, 2002, compared to $3.4 million at December 31, 2001.

Net cash used in operating activities during the first nine months of 2002 was $2.8 million, compared to $9,119 provided by operating activities during the first nine months of 2001. The increase in net cash used in operating activities was due principally to an increase in accounts receivable offset by a decrease in other assets and accounts payable and accrued expenses.

Net cash provided by investing activities was $31.0 million for the first nine months of 2002, compared to net cash used in investing activities of $1.9 million for the first nine months of 2001. The increase in cash provided by investing activities was due principally to net proceeds received from the sale of our Phoenix and CAG divisions.

Net cash used in financing activities was $30.3 million for the first nine months of 2002, compared to net cash provided by financing activities of $0.8 million for the first nine months of 2001. The increase in net cash used in financing activities was due principally to the pay down of our Credit Facility with the net proceeds received from the sale of our Phoenix and CAG divisions.

Our capital expenditures for continuing operations for the nine months ended September 30, 2002 were approximately $578,000, and for the nine months ended September 30, 2001 were approximately $848,000. The decrease is a result of capital expenditures incurred during 2001 due to the build-out of our Maryland communication center. All planned capital expenditures are expected to be funded by the cash flow from operations and/or the Credit Facility. The exact amount of our future capital expenditures will depend on a number of factors including the availability under our Credit Facility.

At December 31, 2001, we were in default on all of our financial covenants under the Credit Facility with the Bank Group. On February 22, 2002 and April 5, 2002, we renegotiated the Credit Facility with the Bank Group and entered into the Fifth and Sixth Amendment and Waiver agreements, respectively, in connection with the Credit Facility (the “Amendments”). As a result of the renegotiations, the sale of our divisions and the repayment of approximately $30.4 million of the outstanding bank debt subsequent to December 31, 2001 pursuant to the Amendments, we are now required to repay the outstanding balance on the revolving credit in full on July 1, 2003, rather than January 2, 2003, as previously provided under the Credit Facility. As of September 30, 2002, we had $5.1 million outstanding and $0.5 million available on our Credit Facility.

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

We continue to work towards identifying new sources of financing in order to replace the existing Credit Facility and reduce our interest rate that is presently at prime plus three percent. We believe that to the extent that our outstanding balance on the Credit Facility is not refinanced prior to maturity, we will be required to find sources other than operations to repay the outstanding balance on the Credit Facility at maturity. If we are unable to refinance the Credit Facility on acceptable terms or find another source of repayment for the Credit Facility other than operations, then our business and financial condition could be materially and adversely impacted. We cannot assure our stockholders that we will be able to obtain any such refinancing on terms acceptable to us or at all, or that we would otherwise be able to obtain funds to repay the Credit Facility when due. In order to manage our indebtedness, we may from time to time consider selling divisions and/or assets, issue equity, restructure or refinance some or all of our indebtedness under the Credit Facility. Our ability to comply with the financial covenants under the Credit Facility, repay the outstanding balance due under the Credit Facility at maturity, restructure or refinance the Credit Facility and fund planned capital expenditures will depend on our future performance, which, to a certain extent is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and are subject to interest rate risks on our Credit Facility caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangement under the Credit Facility. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Credit Facility is currently at an interest rate of prime plus 3%. The prime rate is the prime rate published by Bank of America, N.A. A one percent increase in the prime interest rate would result in a pre-tax impact to our earnings of approximately $51,000 per year.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Disclosure Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements represent our current expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts.

Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

•	Our ability to pay the outstanding balance due under the Credit Facility at maturity;

•	Our ability to maintain sufficient liquidity in 2002 to fund our operations;

•	Our ability to continue to comply with the financial covenants contained under the Credit Facility;

•	Our ability to refinance or replace the Credit Facility or to find sources other than our operations to repay the outstanding balance due on the Credit Facility at maturity;

•	The impact of our discontinued operations, particularly the sale of our Phoenix and CAG divisions, on our future financial performance, growth and liquidity;

•	Competition from other third-party providers and those of our clients and prospects who may decide to do the work that we do in-house;

•	Consolidation in the pharmaceutical, medical, telecommunications and consumer products industries which reduces the number of clients that we are able to serve;

•	Potential consumer saturation reducing the need for our services;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Our reliance on a limited number of major customers;

•	Our ability to develop or fund the operations of new products or service offerings;

•	Our reliance on technology;

•	Our reliance on key personnel and our labor force;

•	The possible prolonged impact of the events of September 11 and the general downturn in the U.S. economy;

•	The volatility of our stock price; and

•	The unpredictability of the outcome of litigation in which we are involved.

The Company assumes no duty to update any forward-looking statements. For a more detailed discussion of these risks and others that could affect the Company’s results, see the Company’s filings with the Securities and Exchange Commission, including the risk factors section of Access Worldwide’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—Shawkat Raslan, Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—John Hamerski, Chief Financial Officer.

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

Date:  November 5, 2002

By:	/s/ JOHN HAMERSKI
John Hamerski, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Date:  November 5, 2002

CERTIFICATIONS

I, Shawkat Raslan, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Access Worldwide Communications, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

Date:  November 5, 2002

CERTIFICATIONS (Continued)

I, John Hamerski, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Access Worldwide Communications, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.  designed such disclosure controls and procedures to ensure that material information related to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature:	/s/ JOHN HAMERSKI
John Hamerski, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Date:  November 5, 2002

EXHIBIT INDEX

Exhibit Number	Description

99.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002—Chief Executive Officer

99.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002—Chief Financial Officer