Form 10-K
period 2002-12-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2003-04-16
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                .

Commission file number 0-23489

ACCESS WORLDWIDE

COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1309227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4950 Communication Avenue, Suite 300 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(561) 226-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class.	Name of each exchange on which registered.
None.	None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes  ☐  No  ☒

As of June 28, 2002, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $7,305,001.

The number of shares outstanding of the registrant’s common stock, $0.01 pare value, as of April 11, 2003 was 9,740,001.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s Proxy Statement to be filed with respect to the 2003 Annual Meeting of Stockholders and to be filed no later than April 30, 2003. Part IV incorporates by reference portions of previously filed reports.

PART I

ITEM 1. Business

General

Founded in 1983, Access Worldwide Communications, Inc. (“Access Worldwide,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. Our teleservices programs are performed at three offices that are located in the Washington, DC and South Florida areas. These locations with their high multicultural populations aid in the recruitment of multilingual employees.

We believe that our ability to provide specialized marketing programs, supported by technological systems, helps to differentiate us in the highly fragmented outsourced marketing services industry.

We have historically operated in two segments, Pharmaceutical Marketing Services and Consumer and Business Services. In the first quarter of 2002, we completed two strategic transactions which resulted in our Phoenix Marketing Group (“Phoenix”) and Cultural Access Group (“CAG”) being sold to Express Scripts, Inc. and Lumina Americas, Inc., respectively.

After these transactions, Access Worldwide became a significantly smaller and more narrowly focused company that continues to provide services in the following two business segments:

•    Pharmaceutical Marketing Services (“Pharmaceutical”), consisting of the AM Medica Communications Group (“AM Medica”) and TMS Professional Markets Group (“TMS”) (pharmaceutical division) that provide outsourced services, including medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•    Consumer and Business Services (“Consumer”), consisting of the TelAc Teleservices Group (“TelAc”) and TMS (consumer and business-to-business divisions), that provide multilingual consumer and business-to-business telemarketing services including inbound and outbound services to clients in the telecommunications, financial services, insurance and consumer products industries.

In addition to the strategic transactions, we underwent significant management changes in 2002. Michael Dinkins, President and Chief Executive Officer since August 1999, Chairman of the Board of Directors (the “Board”) since March 2000, and a senior officer of the Company since August 1997, resigned from the Board effective March 4, 2002, and as President and Chief Executive Officer effective March 29, 2002.

Shawkat Raslan, a member of the Board since May 1997, assumed the role of Chairman on March 4, 2002 and President and Chief Executive Officer on March 30, 2002. Since June 1983, Mr. Raslan has served as President and Chief Executive Officer of International Resources Holdings, Inc., an asset management and investment advisory service for international clients.

In addition, we announced that Lee Edelstein was named President and Chief Executive Officer of TMS in March 2002. Mr. Edelstein founded TMS and has been a member of the Board since October 1997 and a consultant to the Company since June 1999.

In November 2002, we announced that Katherine Dietzen was elevated to the position of Chief Operating Officer of AM Medica. Ms. Dietzen joined Access Worldwide in 2001 as Senior Vice President of New Business Development. Previously, Ms. Dietzen worked in a number of senior level editorial and account executive positions for a variety of New York-based pharmaceutical marketing companies.

Pharmaceutical Marketing Services

Our services enable us to help our clients influence physicians, inform pharmacists, involve patients and impact sales by educating audiences on new drug launches, medical devices and procedures, and prescribing indications. Our current services are described below:

Medical Education Programs:

We work with pharmaceutical clients to educate healthcare practitioners about drugs, devices and procedures. In the last 15 years, we have organized a total of more than 1,600 domestic and international medical meetings of various sizes and offered a wide range of pre-program, program and post-program services. Meeting formats include: scientific symposia, interactive workshops, university programs, fellowship programs, investigator/research meetings, satellite programs, roundtables, advisory board meetings and sales training programs. In organizing these meetings, we work with some of the medical industry’s most prominent associations including the American Academy of Family Physicians, American Heart Association and the National Medical Association.

We organize and oversee medical meetings management at various stages, including:

PRE-PROGRAM PLANNING: Scientific committee communication & coordination; Continuing Medical Education (“CME”) accreditation; site selection/inspection; hotel arrangements; air/ground travel planning; food/beverage planning; advance audience generation; pre-congress registration; hiring of local staff; shipping; literature searches; abstract & presentation development; and program development and production.

ON-SITE SERVICES: Overall logistical management; on-site audience generation and publicity; set-up of hospitality suites, slide reviews and meeting rooms; audiovisual equipment and staffing; translation services; delivery and distribution of printed materials; distribution of honoraria; distribution of gifts; consultation at slide review; and production of on-site publications.

POST-PROGRAM SERVICES: Reconciliation of invoices; reimbursement of faculty expenses; management of CME certification; newsletters; monographs; proceedings and highlights; and journal supplements.

Our largest medical education client, Pfizer, Inc., (“Pfizer”), accounted for $13.1 million, or 27.1% of our revenues for the year ended December 31, 2002.

International Meeting Planning Services:

Our staff has planned and managed over 500 international meetings. We have experience with international travel, customs, international protocol and traditions, and translation services. We have worked in a number of overseas sites, including Europe, Latin America, Canada, the Middle & Far East, Africa and Australia.

Medical Publishing:

Well-written and produced publications continue to be effective and worthwhile forms of medical communications. We work with pharmaceutical companies to aid them in their medical publications programs. Our services include: the development of manuscripts; consultation with guest authors; copy editing and proofreading; design, layout and production; and printing. We have worked on a number of formats, ranging from original papers for journal publication to journal supplements to sales training programs, among many others.

We have assisted in the creation of original articles and supplements that have appeared in leading journals such as the American Journal of Cardiology, Journal of the American Association of Physician Assistants and The Consultant Pharmacist.

Editorial Support:

In addition to meeting planning services, we provide editorial support by assigning editors to work closely with program faculty and clients in the planning and execution of program content. Our goals are to develop effective and valuable scientific programs while providing support for faculty in their research and presentation development. We provide a number of editorial support services, ranging from literature searches to manuscript development to newsletters and journal supplements.

Medical Audiovisual Programs:

We offer film, slide and video programs that are suited to many kinds of product messages. Clients utilize our audiovisual services to produce slide/lecture programs, videotapes, audiotapes and teleconferences. Upon request, we can provide scripting, casting, animation and pre and post-production services.

Product Detailing:

We contact physicians and pharmacies on behalf of pharmaceutical companies and inform (“detail”) doctors and pharmacists on new medications, prescribing indications and product recalls. Our detailing services target physician prescribing habits and are often used in conjunction with pharmaceutical clients’ existing sales forces.

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

Physician & Pharmacist Profiling:

We profile new physician and pharmacist targets by gathering names of key office and nursing personnel, best time and day for sales representatives’ visits, best location to visit the doctor’s office, hospital or clinic, and frequency of specific procedures performed.

Patient Education:

We provide information on behalf of pharmaceutical clients to patients and their families who are enrolled in caregiver support programs. We are also experienced in medical device replacement programs and we have helped refer patients to physicians that are participating in clinical trials.

Pharmacy Stocking:

We provide a stocking service that helps pharmaceutical companies contact pharmacists and place drugs in pharmacies across the United States. Through INSTOCKSM, we can target the 20,000 independent pharmacies located nationwide. This service addresses what we believe is a need within the industry to reach pharmacists at non-chain locations during the launch phase of new products.

The INSTOCKSM program begins with pharmaceutical databases of pharmacists that are updated daily. Using this contact information, appropriately trained employees call independent pharmacists to present and explain a client’s new product, new indication, or product line extension. Incentives for immediately stocking the product are communicated to the pharmacists and any orders are taken. These orders are processed through the pharmacy’s regional wholesaler. The stocking incentives consist mainly of cash rebates. Through relationships with wholesale distribution centers in various states in the United States, we have the ability to confirm that orders are fulfilled within 15 to 20 business days.

Clinical Trial Recruitment:

We assist pharmaceutical companies in recruiting prospective patients for clinical trials of new drugs. Our direct experience with recruitment screening has included several studies for disease states including, among others, lung cancer and Parkinson’s disease. Our management team has additional experience in the clinical arena that includes trials for arthritis, genital herpes, breast cancer, diabetes, bi-polar disorder, influenza and emphysema. Depending on client needs, we can provide a variety of seamless recruitment services or execute one or more facets of a clinical trial campaign, including script preparation, physician referrals, site support and database management.

Prior Sample Fulfillment Services:

Prior to our sale of Phoenix in February 2002 to Express Scripts, Inc. for $33.0 million in cash, plus the assumption of certain liabilities, our services included the annual shipping of millions of drug and literature samples from our sample fulfillment centers in New Jersey. From those sampling centers, we distributed drugs and product literature by mail to medical personnel on behalf of pharmaceutical companies.

Consumer and Business Services

We provide multilingual business-to-consumer and business-to-business marketing programs from three communication centers. We reach the foreign language markets in the United States with multilingual teleservices conducted by hundreds of bi-lingual customer service and telesales professionals. With mutilingual software, translated into 15 languages, we are able to access up to 50,000 multilingual households daily. Our multicultural and multilingual staff can execute consumer services programs in a variety of languages, including Korean, Mandarin, Spanish and Vietnamese. The bulk of our programs are comprised of customer services to retain existing clients’ customers, win-back programs to reestablish relationships with clients’ former customers and acquisition campaigns to attract prospective new customers. We have successfully implemented inbound, outbound and blended applications, and have experience serving a multitude of markets that include: banking, insurance, credit card, retail, entertainment, telecommunications, healthcare, pharmaceutical and public utilities.

Inbound Services

Customer Service:

Our teleservice agents answer incoming telephone calls on behalf of our clients. As part of the call processing, agents answer questions, resolve issues and dispense general information, as required. The bulk of our work falls into this category with the objective being to improve the level of service between our clients and their customers.

1st Tier Technical Support:

We answer inquiries from callers that need assistance with either software or hardware issues. Our agents utilize a knowledge base to identify the caller’s specific problem, open a trouble ticket and either resolve the issue or transfer the call to second tier support.

Order Processing:

We work with our clients’ advertising or direct mail campaigns and offer order processing services. Our agents assist callers with making their selection and present additional related products for their consideration. All order information including the caller’s name, mailing and billing addresses and type of payment are collected and delivered electronically to the client.

Third Party Verification:

In order to speed order processing, we offer third party verification programs. With this service, our agents either accept calls or place calls to verify order information on behalf of our clients. Order verification helps to ensure the quality of the order prior to billing and/or shipping.

Dealer Locators:

Many times consumers are interested in a new service or product; however, they need assistance in locating a neighborhood store that offers the product(s). We help these potential customers by accepting their incoming calls and dispensing information about the closest store or dealer location. This information is determined by the caller’s zip code or city, using a database provide by the client.

Coupon/Product Samples:

In some marketing campaigns, coupons or product samples are available to potential customers. We answer calls and process requests for these promotional items. The agents collect the caller’s name, address and general demographic information. The data is sent electronically to the client for fulfillment.

Product Recalls:

At times, clients utilize our communication centers for product recalls. In these instances, agents either accept or place calls to consumers. Our agents dispense important information and collect caller information as required by the client. These programs must be operational quickly and we complete the training of agents on an accelerated schedule.

Outbound Services

Customer Acquisition:

One of our most popular outbound programs is customer acquisition. Our agents place calls to prospects on behalf of our clients. The agents are trained to sell each prospect on the benefits of a product and/or service. The sales information is collected and electronically delivered to our clients.

Customer Retention:

In retention programs, agents place calls to existing customers on behalf of our clients. The customer databases are provided by our clients. During the calls, the agents are trained to up-sell and cross-sell additional products to generate sales and improve overall customer loyalty.

Product Awareness:

With this service, our agents contact existing customers on behalf of our clients to inform or educate them on products or services that are being offered by our clients. This program is often conducted in conjunction with a client’s product or service launch.

Win-Back Campaigns:

One of our more difficult services is win-back campaigns. In these programs, agents are faced with the challenge of contacting customers that no longer do business with our client. Our agents are trained to sell the customer on the value of returning to our client.

Market Research/Surveys:

Through market research, our agents place calls to consumers on behalf of our clients. The agents collect information from each caller based on a predetermined set of survey questions. Answers to all questions are sent back to our client in a pre-determined format. Clients often utilize this program when considering the introduction of a new service.

Lead Generation:

We often act as a conduit to our clients’ sales departments. In lead generation programs, our agents place calls to prospects on behalf of our clients. The agents deliver a sales pitch and either generate a lead or set an appointment for our client to follow-up.

Membership Drives:

Our agents contact individuals of an organization to provide informational updates and/or encourage participation in various programs within the organization.

Preferred Customer Offers:

We place calls to our clients’ existing customers. Our agents dispense important service related information and/or sell the individual on signing up for new or additional services.

Our largest teleservices clients were Sprint Corporation (“Sprint”) and SBC Communications Group, (“SBC”), which accounted for $14.2 million or 29.3%, and $6.9 million or 14.3%, respectively of our revenues for the year ended December 31, 2002.

Prior Segment

Prior to the sale of CAG to Lumina Americas, Inc. on January 31, 2002 for $1.2 million in cash, plus the assumption of certain liabilities, we provided in-language, in-culture market research and consulting services to companies in a variety of industries.

Technology and Infrastructure

We have a technology infrastructure that includes an Intranet platform and a Java Enabled Scripting System (“JESS”). The system has four key functions: 1) sales support and data entry of Internet orders, 2) full computer telephony integration functionality, 3) data systems and support, and 4) HTML and database updates.

Our technology platforms are based on an open design employing a multi-tiered client/server architecture. This platform ensures the optimal technology for future expansion and connectivity to external vendors/partners. Our systems deliver the performance, scalability and flexibility required by today’s communication centers. Our open platform architecture allows us to support the integration of systems whether they are internal or external in nature.

Our current platform includes the following key items:

•	Rockwell Spectrum Automatic Call Distributors (“ACD”)
•	Interactive Voice Response Units (“IVRU”)
•	Predictive Dialing
•	Inbound/Outbound Call Blending
•	Voicemail System
•	Fax & Email Server
•	Web Gateway and Chat Systems
•	Voice Over IP (“VOIP”)
•	Digital Voice Recording
•	Java Enabled Scripting System

We feature the same equipment, systems and technology at all of our communication centers. This set-up allows for a strong disaster recovery design. Data backups are located off-site at secure locations to allow for true off-site recovery. Key systems feature battery and/or generator power redundancy to allow for extended runtimes during power outages. In addition, our Maryland center is located in the same building as the Federal Emergency Management Agency. As a result, we benefit from electrical service from two redundant power grids flowing into the building. Our overall system uptime exceeds 99.5%, excluding customers’ networks and issues.

We have developed middleware that supports multilingual scripting and unlimited script branching to handle complex call scripting. This system is called Java Enabled Scripting System. The open environment is scripted using industry standard JavaScript and HTML. All call scripting is dynamic and can be quickly modified on the fly to ensure that all teleservices representatives always have the most accurate information available.

The ACD switch technology allows a center to handle inbound calls with a great deal of flexibility with respect to staffing or complexity of calls. The equipment also expands the scope of services to include larger and more complex sales campaigns. The ACD with the “Personal Greeting” feature allows one-to-one communicators to greet each caller with exactly the same message in the correct language. The ACD also provides daily reporting of calls by the half-hour and ability to track the marketing source to which the caller is responding.

Our Intranet technology platform delivers multilingual scripting (character and non-character based). Secured and parallel Internet connectivity at individual workstations enables Web access, when appropriate.

Industry Overview

The outsourced marketing services industry has grown in recent years and now includes a variety of companies offering a wide range of communication services. Marketing companies now include large advertising agencies, international and regional communication centers, boutique firms and multi-billion dollar national consulting conglomerates.

Pharmaceutical Marketing & Medical Education Industry

The health of the pharmaceutical marketing and medical education industry is driven by the well-being of pharmaceutical drug manufacturers. These companies are continually impacted by developments in science and technology, government regulation, the Food & Drug Administration (“FDA”), and organizational changes, most notably, significant multi-billion dollar mergers between leading manufacturers.

There are significant financial stakes in play when marketing a pharmaceutical product given the hefty price tag associated with the development of medication. According to Contemporary Review Magazine, the estimated total cost for bringing a pharmaceutical product to market from discovery to actual launch is $500 million.

The FDA has a significant impact on the pharmaceutical marketing and medical education industry given the FDA’s authority to approve medications for the public. The approval time for all new drugs dropped by more than 2.5 years from 1984-2001, according to analysis conducted by the Tufts Center for the Study of Drug Development, an independent source of information on the efficiency and productivity of the drug industry. This shortened average time period bodes well for the pharmaceutical industry and marketing vendors since it enables companies to begin marketing a product, in some cases, years earlier than prior drugs.

Both the industry and manufacturers are also influenced by the growing role of patients in the selection of their medications. More people are walking into their doctors’ offices requesting a specific drug driven by information they gathered from Direct-to-Consumer advertising, such as television commercials or magazine advertisements. As a result, more marketing programs directed to consumers are being developed.

As a result of the significant monetary investments, pharmaceutical companies spend substantial sums annually supporting their products with marketing and sales efforts that can include peer-to-peer meetings, symposia, third-party events and teleconferences. Pharmaceutical companies have relied for many years on third-party providers of promotional, marketing and educational conferencing services.

These expenditures reflect the trend of pharmaceutical companies to turn to third party marketing and communications organizations to provide integrated services, such as medical education, multilingual communications and pharmaceutical marketing. These integrated services offer a consistent presence, which can maximize the effectiveness of each client’s message, and better coordinate marketing activities.

At the same time, providers of promotional, marketing and educational services to such companies have broadened their means of communicating with target audiences from traditional mass communications to product detailing, peer-to-peer meetings, telecommunications, and various other forms of marketing, education and sales solutions.

Consumer & Business Services Industry

As in the pharmaceutical marketing and medical education arena, the consumer and business services industry is large and has been impacted by government regulation and trade association guidelines.

Based on data from the Direct Marketing Association (“DMA”), a trade association for users and suppliers in the direct, database and interactive marketing fields, U.S. sales revenue attributable to direct marketing reached $1.7 trillion in 2000 and is expected to grow by 9.6% annually, reaching $2.7 trillion by 2005.

With such significant sales projected in the future, it is not surprising that the number of teleservices companies that offer consumer and business services over the telephone has grown. The teleservices industry is extremely fragmented with hundreds of companies offering some form of call center management, customer service, consulting, lead generation, fulfillment or database management services. Though we compete with firms that have overseas call centers that offer multiple languages, it has been the experience of the sales team that clients seeking multicultural services commonly have a preference for centers based in the United States that use multicultural residents to provide multilingual teleservices.

With the growth of the industry has come the proposal and passage of new teleservices legislation, in particular, a national do-not-call list and the regulation of predictive dialers by the Federal Trade Commission (“FTC”). The national do-not-call list will enable consumers to add their telephone number to a national registry of people who have indicated that they are not interested in receiving telephone solicitations. Telemarketers will be required to access the registry every quarter and may be fined $11,000 per violation. However, teleservices providers are allowed to contact consumers with whom they have an established business relationship for up to 18 months after the consumer’s last purchase, delivery or payment, even if the consumer’s telephone number is on the national do-not-call registry.

In addition, the FTC has introduced regulations that oversee the use of predictive dialers, which is computerized dialing equipment that increases the number of calls that can be generated and completed from a communication center. This technology can sometimes generate unanswered or abandoned calls. The FTC requires that no more than three percent of calls that are answered by a person are abandoned, measured per day, per calling campaign, and that the consumer’s phone must ring a minimum of 15 seconds (approximately 4 rings) before hang up.

In addition, the teleservices industry has been impacted by the rising percentages of multilingual and multicultural markets in the U.S. This growth has created an increasing recognition among providers of goods and services of the fundamental need to “speak the language” of the customer as a means of effectively presenting a product and improving customer retention rates.

In positioning the Company with current or prospective teleservices clients, we stress six perceived benefits. By working with Access Worldwide, companies can have a more efficient utilization of their existing in-house resources; access to technology without capital expenditures; access to a large pool of in-language agents; elimination of the need to hire and train additional staff; a possible increase in the speed of execution for new products and/or services; and the expansion of existing capacity.

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

Company Business Strategy and Recent Events

Business Strategy:

Our business strategy is designed to operate and grow the business on a cost-effective basis while positioning the Company to benefit from the continuing trend toward outsourcing. With the ultimate goal to increase shareholder value and client satisfaction, our business strategy includes the following aspects:

EXPLOIT NICHE MARKET OPPORTUNITIES

In each industry that we pursue, our goal is to build and maintain a leading position as a specialized outsourced marketing services provider. We are focused on outsourced marketing efforts in the healthcare and multicultural markets, among others. Through our experience and technology systems, we have demonstrated effectiveness in communicating our clients’ products and services to complex and hard-to-reach markets, including physicians, pharmacists, patients and multilingual customers.

DRIVE INTERNAL GROWTH

We continue to grow internally by further penetrating existing client relationships, acquiring new client relationships, and introducing new service offerings. We have a long history of achieving high levels of client satisfaction and have significantly expanded client relationships as a result of demonstrated performance.

MAINTAIN TECHNOLOGICAL LEADERSHIP

We will continue to invest in proprietary systems and technologies that will provide us with competitive advantages. Our technology strategy is driven by our objective to maximize reliability, integration and flexibility. With this goal in mind, the Company announced a leadership change in April 2002 among the existing Information Technology departments. Ted Jordan was elevated to the position of Senior Vice President, IT, assuming responsibility for all of Access Worldwide’s technology. Previously, Mr. Jordan was Executive Vice President, IT/IS for our TelAc division.

EXPAND SERVICE OFFERINGS, AND SALES AND MARKETING EFFORTS

In the previous year, Access Worldwide had recruited senior-level executives to the sales and marketing departments. Management believes that it must increase Access Worldwide’s sales and marketing efforts to fully realize the Company’s market potential. In addition to staffing increases, we have developed new services as a means of winning new business and attracting industry visibility. Most recently, in October 2002, we unveiled Thought Leader IVRSM, a teleconference program that allows pharmaceutical companies to reach healthcare providers over the telephone with educational programs. We are committed to exploring and developing new and expanded business development opportunities.

Recent Events:

On April 1, 2003, we notified the Bank Group of our inability to make a mandatory payment required to reduce our outstanding debt to the $5.7 million limit which became effective April 1, 2003 and, therefore, resulted in an event of default pursuant to the terms of the Credit Facility. On April 3, 2003, we received a letter from the Bank Group which allows us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations and changes the interest rate to a default rate of prime plus 5% on the outstanding balance of the Credit Facility.

We can provide no assurance that the Bank Group will continue to provide such proceeds. Also, we have been actively taking steps to renegotiate or refinance the Credit Facility with the Bank Group or other lenders. However, we cannot assure you that we will be able to obtain any such negotiated terms or refinancing that are acceptable to the Company or at all. The Credit Facility is due on July 1, 2003.

Patents, Trademarks, Service Marks & Licenses

Our service marks relate to the names, “Access Worldwide” and “Access Worldwide Communications, Inc.” and to our logo. The name, “Access Worldwide Communications, Inc.” and our logo received Certificates of Registration from the U.S. Patent and Trademark Office in 2001.

Our application for the name, “Access Worldwide,” is currently pending with the U.S. Patent and Trademark Office. In June 2001, legal counsel for World Access, Inc. requested an extension of time to oppose our application. Currently, our legal counsel is reviewing the matter with World Access representatives. If we were to lose the right to use the name “Access Worldwide” in our business, it could have a material, adverse effect on the Company.

Government Regulations

Several industries in which our clients operate are subject to varying degrees of government regulation, particularly the pharmaceutical, healthcare and telecommunications industries. Generally, compliance with these regulations is the responsibility of our clients. However, we could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

Pharmaceutical Regulations:

Pharmaceutical companies are subject to significant federal and state regulations. Currently, the Food, Drug and Cosmetics Act provides regulations for the approval, labeling, advertising, promotion, sale and distribution of drugs. There is no assurance that additional federal and/or state legislation regulating promotional and/or educational activities involving prescription drugs will not be enacted. New legislation and/or regulations could possibly limit the scope of our services.

In addition, pharmaceutical and marketing companies must comply with professional association and industry guidelines that were established to prevent conflicts of interest. Specifically, these guidelines apply to distribution of gifts, payments and reimbursements to physicians and other allied healthcare professionals. Any changes to the current guidelines could adversely affect our businesses.

Telecommunications Regulations

Our communication centers must comply with a variety of regulations as well. The Federal Communications Commission (“FCC”) rules under the Federal Telephone Consumer Act of 1991, which limits the hours which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers.

The Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 (“TCFAPA”) broadly authorizes the FTC to issue regulations prohibiting misrepresentation in telephone sales. In 1995, the FTC issued regulations under the TCFAPA, which, among other things, require telemarketers to make certain disclosures when soliciting sales.

We believe our operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, we cannot assure you that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company or our clients in the future or significantly increase the cost of regulatory compliance.

One of the significant regulations of the FCC applicable to long distance carriers prohibits the unauthorized switching of subscribers’ long distance carriers, known in the industry as “slamming.” A fine of up to $100,000 may be imposed by the FCC for each instance of slamming. In order to prevent these unauthorized switches, federal law requires that switches authorized over the telephone, such as through our teleservices, be verified contemporaneously by a third party. Third party verification generally is not required for switches obtained in person, such as those obtained by members of a direct field sales force. Our training and other procedures are designed to prevent unauthorized switching. However, we cannot assure you that each employee will always follow our mandated procedures and applicable law. Accordingly, it is possible that employees in some instances engage in unauthorized activities, including slamming.

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

The FTC has amended the Telemarketing Sales Rule (“TSR”) and made changes to the regulation of predictive dialers, which is computerized dialing equipment that significantly increases the number of calls that can be generated and completed from a communication center. This technology can sometimes generate unanswered or abandoned calls. The FTC requires that no more than three percent of calls that are answered by a person are abandoned, measured per day per calling campaign, and that the consumer’s phone must ring a minimum of 15 seconds (approximately 4 rings) before hang up. This revision went into effect on March 31, 2003.

The FTC has also amended the TSR to require telemarketers to play an identification message to each abandoned call. Initially the FTC had proposed a compliance date of March 31, 2003 for this requirement; however, the agency has deferred the effective date to October 1, 2003.

At the state level, teleservices providers must comply with do-not-call lists that exist in more than 20 states. A number of additional states are in the process of creating their own lists. Penalties for calling numbers on do-not-call lists can range from $500 to $25,000 per violation. In addition to the state lists, the DMA established a national do-not-call registry in 1985 that teleservices vendors are able to access. Currently, the FTC is creating a national do-not-call registry that will be overseen by the government agency under the amended TSR. Beginning in July 2003, consumers will be able to add their telephone number to a national registry by calling a toll-free number or visiting the Internet. Consumers will remain on the list for five years before having to renew. In September 2003, telemarketers will have access to the registry and will be required to check the list every three months. Marketers may be fined $11,000 per violation. However, teleservices providers are allowed to contact consumers with whom they have an established business relationship for up to 18 months after the consumer’s last purchase, delivery or payment, even if the consumer’s telephone number is on the national do-not-call registry. The FTC is expected to enforce the registry provisions beginning in October 2003.

Competition

The outsourced marketing services industry in which we operate is very competitive and highly fragmented. We compete with other outsourced marketing services companies, ranging in size from very small companies offering specialized applications or short-term projects to large independent companies. While many companies provide outsourced marketing services, we believe that there is no single company that dominates the entire industry. Particularly in view of our downsizing, a significant number of our competitors and potential competitors have more extensive marketing capabilities, more extensive experience and greater financial resources than the Company. Consolidation among prospective clients also increases competition for buyers for our services. There can be no assurance that we will be able to compete successfully or that competitive pressures will not materially and adversely affect the Company.

Pharmaceutical Markets and Medical Education Competitors:

In the pharmaceutical and medical education industries, we have many competitors, including but not limited to pharmaceutical in-house agencies, divisions of worldwide and domestic healthcare advertising agencies and a number of boutique agencies.

Competition may intensify as drug companies continue to consolidate and global agencies offer package buys of a wide range of promotional and educational services.

Communication Center Competitors:

The teleservices industry is extremely fragmented with many companies offering some form of communication center management, customer service, consulting, lead generation, fulfillment or database management services. Teleservices vendors may be selected based on a number of factors including price, range of services, expertise, speed to program execution and industry reputation, among others. We compete with large teleservices companies, such as APAC Customer Services, Convergys Corporation, ICT Group, Inc., SITEL Corporation, TeleTech Holdings, Inc., and West Corp. that have significantly greater financial resources and more centers, as well as smaller, independent companies that have a niche in the multicultural or pharmaceutical marketing industries.

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

Furthermore, we believe that the growth in the telephone marketing industry, expected to reach $373.3 billion by 2005, according to the DMA, may attract new competitors to the industry. New companies may have greater resources than we do and could intensify the competition in the industry.

We also compete with companies that have overseas communication centers that offer multiple languages and lower cost of labor. Increasingly, companies have begun to utilize centers located in countries where the language in question is spoken to call consumers in the United States that speak that language. In addition, due to lower cost of labor, potential clients of ours are utilizing communication centers in countries such as Canada and India to reach U.S. consumers in English. These trends, if they continue, could materially, adversely affect our financial condition and results of operations.

Despite these developments with overseas competitors, our multilingual capabilities help to differentiate our services from competitors that offer English-only programs. The ability for clients to communicate with prospects or customers in their native language has proven to deliver higher rates of retention; an increase in sales revenues; a higher level of understanding of program specifics and benefits; and greater customer compliance. We believe that our ability to conduct programs in multiple languages is one of our key sales points and the reason that we have successfully attracted expanded programs and new clients.

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

•	Statements regarding proposed activities pursuant to agreements with clients;
•	Future plans relating to our business strategy; and,
•	Trends, or proposals, or activities of clients or industries which we serve.

Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

•	Ability to continue as a going concern;

•	Risks associated with our Credit Facility;

•	Competition from other third-party providers and those of our clients and prospects who may decide to do the work that we do in-house;
•	Industry consolidation which reduces the number of clients that we are able to serve;
•	Potential consumer saturation reducing the need for our services;
•	Certain needs for our growth;
•	Our dependence on the continuation of the trend toward outsourcing;
•	Dependence on the industries we serve;
•	The effect of changes in a drug’s life cycle;
•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major customers;
•	The effects of possible contract cancellations;
•	Reliance on technology;
•	Reliance on key personnel and our labor force and recent changes in management;
•	The possible prolonged impact of the events of September 11, 2001, war and other international conflicts, and the general downturn in the U.S. economy;
•	The effects of an interruption of our business;
•	Risks as a result of our downsizing;
•	Risks associated with our stock trading on the OTC Bulletin Board; and,
•	The volatility of our stock price.

Certain Factors that May Affect Future Operating Results

In addition to other information set forth in this report, readers should carefully consider the following risk factors in evaluating Access Worldwide and our business.

Ability to continue as a going concern.

The auditors’ report on our financial statements included with this Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt regarding our ability to continue as a going concern. As described in that auditors’ report, we have suffered recurring losses from continuing operations and we had negative working capital as of December 31, 2002. Furthermore, as described more fully below, we are in default of our Credit Facility and we need to renegotiate or refinance our Credit Facility, and as such we do not have any long-term financing currently in place. If we are not able to renegotiate or refinance our Credit Facility or we are not able to improve our results from continuing operations or our working capital position, we may not be able to continue as a going concern.

Access Worldwide faces risks relating to its financing.

Our principal financing arrangement currently consists of our Credit Facility with the Bank Group.

On April 1, 2003, we notified the Bank Group of our inability to make a mandatory payment required to reduce our outstanding debt to the $5.7 million limit which became effective April 1, 2003 and, therefore, resulted in an event of default pursuant to the terms of the Credit Facility. On April 3, 2003, we received a letter from the Bank Group which allows us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations and changes the interest rate to a default rate of prime plus 5% on the outstanding balance of the Credit Facility.

We can provide no assurance that the Bank Group will continue to provide such proceeds. Also, we have been actively taking steps to renegotiate or refinance the Credit Facility with the Bank Group or other lenders. However, we cannot assure you that we will be able to obtain any such renegotiated terms or refinancing that are acceptable to the Company or at all. The Credit Facility is due on July 1, 2003.

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

We face some of our most significant competition from other companies that provide outsourced promotional and educational services and from large advertising agencies, which may seek to expand their service offerings. In addition, the pharmaceutical companies’ in-house sales and marketing departments may provide similar services to those provided by us and competition could increase as a result of the expansion of the in-house marketing capabilities by our customers or in the pharmaceutical industry in general.

Some of our competitors are smaller, regionally focused companies that provide a limited number of promotional, marketing and educational services, usually focused on the pharmaceutical industry. Several of these competitors; however, offer services that are wider in scope than those we offer. There are also many large providers of symposia and educational conferences.

Communication Center Competitors

The teleservices industry is extremely fragmented with many companies offering communication center management, customer service, consulting, lead generation, fulfillment or database management services. We compete with large teleservices companies that have significantly greater financial resources and more centers, as well as smaller, independent companies that have a niche in the multicultural or pharmaceutical marketing industries.

In addition, some clients use more than one teleservices firm at a time and reallocate work among the various providers. This creates a project-by-project comparison of the performance of the various vendors in order to win new programs.

Our direct marketing services business is also subject to competition from more technologically sophisticated companies than Access Worldwide, and we anticipate that such competition will intensify in the future. There can be no assurance that competitors will not introduce products or services that would achieve greater market acceptance or would be technologically superior to our products or services.

Furthermore, we believe that the growth in the telephone marketing industry, expected to reach $373.3 billion by 2005, according to the DMA, may attract new competitors to the industry. New companies may have greater resources than we do and could intensify the competition in the industry.

We also compete with companies that have overseas communication centers that offer multiple languages and lower cost of labor. Increasingly, companies have begun to utilize centers located in countries where the language in question is spoken to call consumers in the United States that speak that language. In addition, due to lower cost of labor, potential clients of ours are utilizing communication centers in countries such as Canada and India to reach U.S. consumers in English. These trends, if they continue, could materially, adversely affect our financial condition and results of operations.

As in the medical education arena, we must also compete against our clients to the extent they make the decision to perform their telemarketing in-house. Several of our clients, potential clients and competitors have significant internal marketing staff and communication centers that are superior to our resources.

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

Continued growth will also depend on a number of other factors, including, but not limited to, our ability to:

•	Maintain the high quality of services we provide to customers;
•	Recruit, motivate and retain qualified personnel;
•	Train existing sales representatives or recruit new sales representatives to sell various categories of services; and
•	Open new service facilities in a timely and cost-effective manner.

In light of, among other things, our downsizing and limited resources available to us as a result thereof, we cannot assure you that we will be able to effectuate any of the mentioned items effectively. Any growth that we would be able to attain would require the implementation of enhanced operational and financial systems and resources, as well as additional management of the resources needed for which we may not have available. Any such growth, if not managed effectively, could have a material adverse effect on the Company.

Access Worldwide’s future growth is dependent on the trend toward outsourcing.

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

Access Worldwide is heavily dependent on the industries it serves, particularly the pharmaceutical and telecommunications industries.

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

Access Worldwide may be affected by changes in a drug’s lifecycle.

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

Several industries in which our clients operate are subject to varying degrees of governmental regulation, particularly the pharmaceutical and telecommunications industries. Generally, compliance with these regulations is the responsibility of our clients. However, we are exposed to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

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

Access Worldwide could be severely impacted by the loss of any of the Company’s largest clients.

Our largest clients, Sprint, Pfizer and SBC Communications, together accounted for approximately 70.7% of Access Worldwide’s revenues for the year ended December 31, 2002. There can be no assurance that Sprint, Pfizer and SBC Communications will continue to do business with us, and the loss of business from any of these clients could have a material adverse effect on the Company.

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

Access Worldwide relies on technology and could be adversely affected if the Company is unable to maintain facilities with the needed equipment.

We have invested significant funds in specialized telecommunications and computer technologies and equipment to provide customized solutions to meet our clients’ needs. In addition, we have invested significantly in sophisticated proprietary databases and software that enable us to market our clients’ products to targeted markets. We anticipate that it will be necessary to continue to select, invest in and develop new and enhanced technology and proprietary databases on a timely basis in the future in order to maintain our competitiveness.

We have leased equipment and have expended substantial time and resources to train our personnel in the operation of our existing equipment and to integrate the operations of our systems and facilities. In the event of substantial improvements in computer technologies and telecommunications equipment, we may be required to acquire such new technologies and equipment at significant cost and/or phase out a portion of our existing equipment. There can be no assurance that our technologies and equipment will not be rendered obsolete or our services rendered less marketable.

In light of, among other things, our downsizing, and the more limited resources available to us as a result thereof, we cannot assure you that we will be able to continue to develop and maintain the technology and systems necessary for our business.

Access Worldwide is dependent on key personnel and may be affected by changes in senior management.

The success of the Company depends in large part upon the abilities and continued service of our key management personnel. Although we have employment agreements with most of our executive officers, we cannot assure stockholders that we will be able to retain the services of such key personnel, and the failure of the Company to retain the services of all of our key personnel could have a material adverse effect on our business, including our financial condition and results of operations.

In addition, in order to support any growth that we are able to effectuate, we will be required to recruit and retain additional qualified management personnel. In light of our limited resources, we cannot assure you that we will be able to recruit and retain such personnel. Our inability to attract and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

Access Worldwide is dependent on its labor force and could be affected by potentially high turnover rates.

Many aspects of our business are labor intensive with the potential, based on the transient nature of much of our work force, for high personnel turnover. Our operations typically require specially trained persons, such as those employees who market services and products in languages other than English and those employees with expertise in the pharmaceutical detailing business. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. In addition, any growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that we will be able to continue to hire, train and retain a sufficient labor force of qualified persons to meet the needs of our business.

Access Worldwide was impacted by the events of September 11, 2001, war and other international conflicts, and may be impacted in the future by events of a similar nature.

Our businesses were impacted by the events of September 11, 2001 when we experienced, among other things, lost production days at our communication centers, lower than expected call volume and cancelled medical education meetings.

While the impact on the communication centers was short-term, the impact on our medical education business has been more significant. Under the percentage of completion method of recognizing revenues, we recognize a percentage of the revenues for a medical meeting once a proposal is approved. Our fourth quarter of 2001 and the first half of 2002 were negatively affected by fewer approvals of these proposals. We anticipate that our clients will be reluctant to book meetings far in advance as they had done prior to September 11, 2001. In that event, our financial condition and result of operations could be materially adversely affected.

To the extent that there are any further events of a nature similar to that of September 11, 2001, war and other international conflicts, or a prolonged downturn in the U.S. economy, our financial condition and results of operations could be materially adversely affected.

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

Our stock price has declined substantially at times in the previous year and may become more volatile.

The market price of Access Worldwide’s common stock has fluctuated in the past and is likely to fluctuate in the future as well. During 2002, our stock’s closing price fluctuated from a low of $0.195 to a high of $0.77. The volatility of the price is often driven by our trading volume that can total less than 5,000 shares of common stock per day. With this level of volume, small trades can have a significant impact on the price. Additional factors that may have a significant impact on the market price of our stock include:

•	Future announcements concerning Access Worldwide or our competitors;
•	Results of technological innovations or service extensions;
•	Government regulations; and
•	Changes in general market conditions, particularly in the market for micro-cap stocks.

Shortfalls in Access Worldwide’s revenues or earnings in any given period relative to any expectations in the securities markets could immediately, significantly and adversely affect the trading price of our common stock. We have experienced and may experience future quarter to quarter fluctuations in our results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, the size and timing of client orders, changes in client budgets, material variations in the cost of telephone services, the demand for our services, the timing of the introduction of new services and service enhancements by the Company, the market acceptance of new services, competitive conditions in the industries we serve, our ability to effectuate any strategic transactions and general economic conditions. These factors, either individually or in the aggregate, could result in decreasing revenues and earnings, which could, in turn, materially and adversely affect the price of the Company’s common stock.

Access Worldwide faces risk of stock trading on the OTC Bulletin Board (“OTCBB”).

Because our stock trades on the OTC Bulletin Board and not on an exchange or the NASDAQ National Market or NASDAQ SmallCap Market, we have less ability to access the public equity and debt markets, should it be necessary or advisable to do so, than if our stock traded on one of those other more recognizable trading venues.

Access Worldwide faces risks associated with possible move of the Company’s stock listing from the OTC Bulletin Board.

The Company’s stock currently trades on the OTC Bulletin Board; however NASDAQ Stock Market, Inc. has announced their intention to phase-out the OTCBB, and launch a new exchange in 2004 which will be called the Bulletin Board ExchangeSM (BBX). Access Worldwide faces risks associated with meeting the proposed BBX listing requirements, and successfully transitioning the stock listing to a new exchange. If we are unable to meet the requirements or deadlines, the stock may be delisted or placed on the Pink Sheets, LLC, a private quotation service that is not an SEC registered stock exchange and is not affiliated with the NASDAQ Stock Market or the NASD.

Employees

As of December 31, 2002, the Company had approximately 1,300 employees. None of our employees are represented by a labor union and we are not aware of any current activity to organize any of the employees. Management considers relations between the Company and its employees to be good.

ITEM 2. Properties

Our principal executive offices are located in Boca Raton, Florida. We have operations in Florida, New York, Maryland and Virginia. All of our facilities are leased and have lease terms of up to ten years. We believe that our current facilities are adequate for our needs for the foreseeable future. Set forth below is a list of the facilities that we currently utilize.

Location	Principal Use	Approx. Square Feet
Boca Raton, FL	Corporate Offices	1,564

Pharmaceutical Marketing Services Segment:
Boca Raton, FL	Physician and Pharmacy Tele-detailing	25,736
New York, NY	Medical Education Services	10,000

Consumer and Business Services Segment:
Hyattsville, MD	Customer Sales and Service Programs	24,525
Boca Raton, FL	Customer Sales and Service Programs	6,000
Arlington (Rosslyn), VA	Customer Sales and Service Programs	28,190

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

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters

(a) Market Information

Prior to July 17, 2001, our Stock traded on the NASDAQ SmallCap Market under the symbol “AWWC.” As of July 17, 2001, our Common Stock began trading on the Over the Counter Bulletin Board under the symbol “AWWC”, and no longer traded on the NASDAQ SmallCap Market. The following table sets forth the high and low intra-day sale prices for our common stock as reported by the markets in which our stock traded for the periods indicated:

	Market Prices
	2002		2001
Fiscal Quarters	High	Low	High	Low
First Quarter	$0.65	$0.37	$1.50	$0.50
Second Quarter	0.77	0.45	0.80	0.44
Third Quarter	0.75	0.20	1.02	0.67
Fourth Quarter	0.79	0.19	0.96	0.40

(b) Holders

The number of record holders of common stock as of April 11, 2003 was approximately 104 and the number of beneficial owners of common stock as of April 11, 2003 was approximately 1,200.

(c) Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our Credit Facility prohibit the payment of cash dividends.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this item is included with Item 12 of Part III of this Form 10-K.

ITEM 6. Selected Financial Data

The selected statements of operations data for the quarters ended March 31, June 30, September 30 and December 31, 2002, and 2001 set forth below have been derived from our unaudited Consolidated Financial Statements. The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	2001	2001	2001	2001(1)
	(In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues	$9,319	$14,945	$11,247	$12,923	$13,314	$16,696	$9,782	$8,399
Cost of revenues	5,825	9,801	6,849	8,510	9,196	11,624	6,552	4,940

Gross profit	3,494	5,144	4,398	4,413	4,118	5,072	3,230	3,459
Selling, general and administrative
expenses	4,435	4,133	4,321	4,145	3,944	3,626	3,402	3,679
Impairment of intangible assets (1)	—	—	—	—	—	—	—	31,955
Amortization expense	60	61	61	60	534	532	532	533

(Loss) income from operations	(1,001)	950	16	208	(360)	914	(704)	(32,708)
Interest income	5	11	10	11	14	13	10	12
Interest income – related parties	197	—	—	—	355	347	317	314
Interest expense – related parties	(87)	(77)	(66)	(54)	(118)	(125)	(116)	(101)
Interest expense	(149)	(144)	(109)	(130)	(1,276)	(1,127)	(1,646)	(470)
Other expense	—	—	—	—	—	—	(60)	—

(Loss) income before income taxes	(1,035)	740	(149)	35	(1,385)	22	(2,199)	(32,953)
Income tax (benefit) expense	—	—	—	(139)	(435)	118	(388)	(52)

(Loss) income from continuing operations, net of income tax	(1,035)	740	(149)	174	$(950)	$(96)	$(1,811)	$(32,901)

Discontinued operations (2):
(Loss) income from discontinued operations, net of income tax (1)	(500)	32	—	88	270	22	(223)	(910)
Gain (loss) on disposal of segments, net of income tax	8,709	(355)	98	89	—	—	—	—

	8,209	(323)	98	177	270	22	(223)	(910)

Net income (loss)	$7,174	$417	$(51)	$351	$(680)	$(74)	$(2,034)	$(33,811)

Basic earnings (loss) per share of common stock:
Continuing operations	$(0.11)	$0.08	$(0.02)	$0.02	$(0.10)	$(0.01)	$(0.19)	$(3.38)
Discontinued operations	$0.84	$(0.03)	$0.01	$0.02	$0.03	$0.00	$(0.02)	$(0.09)
Net income (loss)	$0.74	$0.04	$(0.01)	$0.04	$(0.07)	$(0.01)	$(0.21)	$(3.47)
Weighted average common shares outstanding	9,740,001	9,740,001	9,740,001	9,740,001	9,740,001	9,740,001	9,740,001	9,740,001
Diluted earnings (loss) per share of common stock (3):
Continuing operations	$(0.11)	$0.08	$(0.02)	$0.02	$(0.10)	$(0.01)	$(0.19)	$(3.38)
Discontinued operations	$0.84	$(0.03)	$0.01	$0.02	$0.03	$0.00	$(0.02)	$(0.09)
Net income (loss)	$0.74	$0.04	$(0.01)	$0.04	$(0.07)	$(0.01)	$(0.21)	$(3.47)
Weighted average common shares outstanding	9,740,001	9,800,463	9,740,001	9,767,640	9,740,001	9,740,001	9,740,001	9,740,001

(1)	In the fourth quarter of 2001, we recorded an impairment charge of $32.0 million in continuing operations and $0.8 million in discontinued operations in accordance with FASB 121, “Accounting for Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of”.
(2)	In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, we have reclassified as discontinued operations, the operations of our Cultural Access Group and Phoenix divisions which were sold in the first quarter of 2002.
(3)	Since the effects of the stock options and earnout contingencies are anti-dilutive for all quarters in 2002 and 2001 except for the second and fourth quarters of 2002, these effects have not been included in the calculation of diluted earning per share for the first and third quarters of 2002 and all quarters of 2001.

The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2002, has been derived from our Consolidated Financial Statements, which have been audited. The balance sheet data as of December 31, 1998, 1999, 2000 and the statement of operations data for the years ended December 31, 1998 and 1999 are derived from our financial statements which have been audited. These financial statements have not been included herein. The following information contained in this table should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
	1998(1)(2)	1999(2)	2000(2)	2001	2002
	(In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues	$51,530	$61,213	$60,972	$48,191	$48,434
Cost of revenues	29,790	39,088	39,095	32,312	30,985

Gross profit	21,740	22,125	21,877	15,879	17,449
Selling, general and administrative expenses	13,201	18,587	18,139	14,651	17,034
Impairment of intangible assets (3)	—	—	—	31,955	—
Loss on sale of business (4)	—	—	7,752	—	—
Amortization expense	1,115	2,434	2,284	2,131	242
Unusual charge	—	1,526	—	—	—

Income (loss) from operations	7,424	(422)	(6,298)	(32,858)	173
Interest income	139	111	144	49	37
Interest income – related parties	1,047	1,584	1,444	1,333	197
Interest expense – related parties	(570)	(395)	(627)	(460)	(284)
Interest expense	(535)	(3,510)	(5,570)	(4,519)	(532)
Other income (expense)	—	—	180	(60)	—

Income (loss) before income taxes	7,505	(2,632)	(10,727)	(36,515)	(409)
Income tax expense (benefit)	3,302	(838)	(300)	(757)	(139)

Income (loss) before extraordinary item	4,203	(1,794)	(10,427)	(35,758)	(270)
Extraordinary charge on extinguishment of debt (net of income tax expense of $82)	—	(101)	—	—	—

Income (loss) from continuing operations	4,203	(1,895)	(10,427)	(35,758)	(270)
Discontinued operations (5):
Income (loss) from discontinued operations, net of income tax (3)	318	(2,045)	(1,662)	(841)	(380)
Gain on disposal of segment, net of income tax expense of $1,506	—	—	—	—	8,541

	318	(2,045)	(1,662)	(841)	8,161

Net income (loss)	$4,521	$(3,940)	$(12,089)	$(36,599)	$7,891

Basic earnings (loss) per share of common stock:
Continuing operations	$0.49	$(0.20)	$(1.08)	$(3.67)	$(0.03)
Discontinued operations	$0.04	$(0.22)	$(0.17)	$(0.09)	$0.84
Net income (loss)	$0.52	$(0.42)	$(1.25)	$(3.76)	$0.81
Weighted average common shares outstanding	8,645,076	9,403,291	9,687,120	9,740,001	9,740,001
Diluted earnings (loss) per share of common stock:
Continuing operations	$0.47	$(0.20)	$(1.08)	$(3.67)	$(0.03)
Discontinued operations	$0.04	$(0.22)	$(0.17)	$(0.09)	$0.84
Net income (loss) (6)	$0.51	$(0.42)	$(1.25)	$(3.76)	$0.81
Weighted average common shares outstanding	8,880,633	9,403,291	9,687,120	9,740,001	9,740,001

	As of December 31,
	1998	1999	2000	2001		2002
	(In Thousands Except for Per Share Data)
Balance Sheet Data:
Current assets	$23,914	$25,628	$24,752	$24,815		$15,394
Total assets	104,422	109,524	92,980	57,532	(3)	29,431
Current liabilities	21,944	17,160	17,051	48,793		18,462
Long-term debt, less current maturities	29,847	41,369	36,297	5,676		52
Mandatorily redeemable preferred stock	6,500	4,000	4,000	4,000		4,000
Common stockholders’ equity (deficit)	46,130	46,695	35,253	(1,288)		6,603

(1)	Effective October 1, 1998, we acquired all of the outstanding capital stock of AM Medica, our medical education division, in a transaction accounted for as a purchase.
(2)	In the fourth quarter of 2000, we implemented SAB No. 101, and as a result reduced revenues and cost of sales related to the licensing of American Medical Association (“AMA”) databases for the years ended December 31, 2000, 1999, and 1998 in the amount of $1.883 million, $1.328 million, and $1.348 million, respectively.
(3)	In the fourth quarter of 2001, we recorded an impairment charge of $32.0 million in continuing operations and $0.8 million in discontinued operations in accordance with FASB 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.
(4)	On June 9, 2000, we sold the assets and business of our Plano, Texas communication center, realizing a total net loss of $7.8 million.
(5)	In accordance with SFAS 144, we have reclassified as discontinued operations, the operations of our CAG and Phoenix divisions which were sold in the first quarter of 2002.
(6)	Since the effects of the stock options and earnout contingencies are anti-dilutive for the years ended December 31, 2002, 2001, 2000 and 1999, these effects have not been included in the calculation of diluted EPS for 2002, 2001, 2000 and 1999, respectively.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with Selected Financial Data and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

Overview

Founded in 1983, Access Worldwide Communications, Inc. (“Access Worldwide,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. Our teleservices programs are performed at three offices that are located in the Washington, DC and South Florida areas. These locations with their high multicultural populations aid in the recruitment of multilingual employees.

We believe that our ability to provide specialized marketing programs, supported by technological systems, helps to differentiate us in the highly fragmented outsourced marketing services industry.

The Company historically has operated in two segments, Pharmaceutical Marketing Services and Consumer and Business Services. In the first quarter of 2002, we completed two strategic transactions which resulted in our Phoenix Marketing Group (“Phoenix”) and Cultural Access Group (“CAG”) being sold to Express Scripts, Inc. and Lumina Americas, Inc., respectively.

After these transactions, Access Worldwide became a significantly smaller and more narrowly focused company that continues to provide services in the following two business segments:

•	Pharmaceutical Marketing Services (“Pharmaceutical”), consisting of the AM Medica Communications Group (“AM Medica”) and TMS Professional Markets Group (“TMS”) (pharmaceutical division) that provide outsourced services, including medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Consumer and Business Services (“Consumer”), consisting of the TelAc Teleservices Group (“TelAc”) and TMS (consumer and business-to-business divisions), that provide multilingual consumer and business-to-business telemarketing services including inbound and outbound services to clients in the telecommunications, financial services, insurance and consumer products industries.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates (see Note 3 to the consolidated financial statements). Certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. We have discussed these accounting estimates and disclosures with the Audit Committee of our Board of Directors. A discussion of our critical accounting policies, the judgments and uncertainties affecting their application, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

Revenues

We provide a variety of services to a diverse client base. The principal sources of revenue and manner of recognition are as follows:

•	For medical education and meeting programs, we recognize revenue on the percentage of completion method which at times results in unbilled receivables. Under this method, estimated income and achievement of resulting revenue is generally accrued based on costs incurred and project milestones.

•	For teleservices projects, we bill clients and recognize revenue on one of the following bases: production hours, completed presentations, phone calls placed or received, sales made per hour or a fixed monthly fee. Revenues are recognized as the services are performed.

In addition, prior to our sale of Phoenix and CAG, our principal sources of revenue and manner of recognition also included the following:

•	For customized or non-standard database projects, we billed either on a fixed fee or on a per item basis, and revenues were recognized upon delivery of data to the client. Monthly or other scheduled data services were billed and revenue was recognized on a straight-line basis over the life of the service.

•	For sample fulfillment services, we billed on a per item basis and recognized revenue when services were rendered.

•	For market research projects, we generally billed and collected fixed project fees in periodic installments over the life of the project including a percentage of the total project costs at the execution of a contract. Revenues were recognized on the percentage of completion method and at times resulted in unbilled receivables.

Cost of revenues

Cost of revenues consists of expenses specifically associated with client service revenues. The cost of revenues includes salaries and benefits, commissions paid to sales personnel, purchased services for clients and telephone charges and, prior to the sale of Phoenix, warehousing facilities, shipping and packaging costs for sample fulfillment and the cost of electronic equipment leased to customers.

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

Valuation of long-lived assets and goodwill

We review long-lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. When we determine that the carrying amount of long-lived assets and goodwill may not be fully recoverable, we measure impairment by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property, plant and equipment additions and retirements; and industry competition, general economic and business conditions, among other factors.

Upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, we ceased amortization of goodwill; goodwill amortization was approximately $2.1 million for the year ended December 31, 2001. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We have performed both the initial review and the annual review for the year ended December 31, 2002. We have determined that there was no impairment to our long-lived assets and goodwill. Our review consisted of a discounted cash flow analysis performed at the division level.

If there is a material change in the assumptions used in our determination of fair value or a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing the need for a valuation allowance. At the time it is determined that we are unable to realize deferred tax assets in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

Results of Operations by Segment for 2002 and 2001

The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our consolidated statements of operations. The data excludes the operations of Phoenix and CAG which were sold in the first quarter of 2002 and which have been reclassified to discontinued operations.

	Pharmaceutical			Consumer
	2002	2001	Change	2002	2001	Change
	(in thousands)
Statements of Operations Data:
Revenues	$26,869	$30,736	$(3,867)	$21,564	$17,455	$4,109
Cost of revenues	18,370	22,115	(3,745)	12,615	10,197	2,418

Gross profit	8,499	8,621	(122)	8,949	7,258	1,691
Selling, general and administrative expenses	6,430	5,756	674	7,278	7,813	(535)
Impairment of intangible assets	—	31,955	(31,955)	—	—	—
Amortization expense	242	2,131	(1,889)	—	—	—

Operating income (loss)	$1,827	$(31,221)	$33,048	$1,671	$(555)	$2,226

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Our revenues increased $0.2 million, or 0.4%, to $48.4 million for 2002, compared to $48.2 million for 2001. Revenues for the Pharmaceutical Segment decreased $3.8 million, or 12.4%, to $26.9 million for 2002, compared to $30.7 million for 2001. The decrease was primarily due to a decrease in the number of medical education meetings held by one of our major clients in 2002, as compared to 2001 when several competing products were being launched. The decrease was offset by an increase in the pharmaceutical telecommunications programs performed. Revenues for the Consumer Segment increased $4.1 million, or 23.4%, to $21.6 million for 2002, compared to $17.5 million for 2001. The increase was primarily attributed to several new programs which were awarded to us from two of our major clients and an increase in hours performed on existing programs.

Our cost of revenues decreased $1.3 million, or 4.0%, to $31.0 million for 2002, compared to $32.3 million in 2001. Our cost of revenues as a percentage of revenues decreased to 64.0% for 2002 from 67.0% for 2001. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment decreased to 68.4% for 2002, compared to 72.0% for 2001. The decrease was due to a decrease in the number of medical meetings, which included higher direct costs incurred by us due to client specifications offset by the recognition of a favorable actual versus standard costs adjustment. Cost of revenues as a percentage of revenues for the Consumer Segment remained at 58.3% for 2002 and 2001. This was primarily attributed to the increase in revenues which was partially offset by increased training costs in the fourth quarter of 2002 for projects which occured in the first quarter of 2003.

Our selling, general and administrative expenses increased $2.3 million, or 15.6%, to $17.0 million for 2002, compared to $14.7 million for 2001. Our selling, general and administrative expenses as a percentage of revenues increased to 35.1% for 2002, compared to 30.5% for 2001. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 23.8% for 2002, compared to 18.9% for 2001. The increase in 2002 was primarily due to an increase in head count in the information technology department, severance expense recorded for certain management personnel, an increase in consulting expense, bonus accruals and other operating costs offset by a decrease in temporary help and recruiting fees. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased to 33.8% for 2002, from 44.6% for 2001. The decrease was primarily due to the increase in revenues, a reduction in head count and management’s efforts to control costs.

In the fourth quarter of 2001, we recognized an impairment loss in the amount of $32.8 million ($0.8 million represents an impairment loss from a business included in our “Other” segment and reclassified to discontinued operations). Such impairment loss was for those intangible assets which (i) we sold in the first quarter of 2002 at a loss, which indicated that there was an impairment of the intangible assets at December 31, 2001, (ii) we held for sale and anticipated selling during the year-end December 31, 2002 and, based on estimated fair value as a result of purchase offers received, indicated that there was an impairment of the intangible assets at December 31, 2001, or (iii) we continued to operate but have determined that the cash flows from operations plus an estimate of the proceeds from its eventual disposition indicated that there was an impairment of the intangible assets at December 31, 2001 (see Note 6).

Our amortization expense decreased $1.9 million, or 90.5%, to $0.2 million for 2002, compared to $2.1 million for 2001. The decrease was due to the implementation of SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, which required us to cease amortization of goodwill.

Our net interest expense decreased $3.0 million, or 83.3%, to $0.6 million for 2002, compared to $3.6 million for 2001. The decrease was due to a decrease in the applicable rate under our Credit Facility, cancellation of warrants issued to the Bank Group, a total of $28.9 million in debt payments applied to our outstanding debt immediately following the sales of our Phoenix and CAG divisions and interest income from Phoenix and CAG intercompany loans for which the corresponding interest expense has been classified as discontinued operations.

Our income tax benefit from continuing operations decreased to $0.1 million in 2002, from $0.8 million in 2001. Our effective tax rate increased from a benefit of 2.1% in 2001 to a benefit of 34.0% in 2002 due to increased losses recorded by the Company which generated net operating loss carryforwards that were partially offset by an increase in the valuation allowance against the corresponding deferred tax assets.

Results of Operations by Segment for 2001 and 2000

The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our consolidated statements of operations. The data excludes the operations of Phoenix and CAG which were sold in the first quarter of 2002 and which have been reclassified as discontinued operations.

	Pharmaceutical			Consumer
	2001	2000	Change	2001	2000	Change
	(in thousands)
Statements of Operations Data:
Revenues	$30,736	$31,723	$(987)	$17,455	$29,249	$(11,794)
Cost of revenues	22,115	21,546	$569	10,197	17,549	(7,352)

Gross profit	8,621	10,177	$(1,556)	7,258	11,700	(4,442)
Selling, general and administrative expenses	5,756	6,121	$(365)	7,813	10,831	(3,018)
Loss on sale of business	—	—	—	—	7,752	(7,752)
Impairment of intangible assets	31,955	—	$31,955	—	—	—
Amortization expense	2,131	2,134	$(3)	—	150	(150)

Operating (loss) income	$(31,221)	$1,922	$(33,143)	$(555)	$(7,033)	$6,478

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Our revenues decreased $12.8 million, or 21%, to $48.2 million for 2001, compared to $61.0 million for 2000. Revenues for the Pharmaceutical Segment decreased $1.0 million, or 3.2%, to $30.7 million for 2001, compared to $31.7 million for 2000. The decrease was due to a decrease in pharmaceutical telecommunications programs performed. Revenues for the Consumer Segment decreased $11.7 million, or 40.1%, to $17.5 million for 2001, compared to $29.2 million for 2000. Excluding the revenues from the Plano, Texas communication center that was sold in June 2000, the Consumer Segment revenues were $24.7 million for 2000. The remaining decrease was primarily due to the loss of a database maintenance client in the fourth quarter of 2000 and a reduction in inbound and outbound teleservices production hours and marketing programs partially due to the general slow-down in the economy, including the effects of the terrorist attacks of September 11, 2001.

Our cost of revenues decreased $6.8 million, or 17.4%, to $32.3 million for 2001, compared to $39.1 million in 2000. Our cost of revenues as a percentage of revenues increased to 67.0% for 2001 from 64.1% for 2000. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment increased to 72.0% for 2001, compared to 67.8% for 2000. The increase was due to an increase in the number of medical meetings, which included higher direct costs incurred by us due to client specifications offset by management’s efforts to control costs. Cost of revenues as a percentage of revenues for the Consumer Segment decreased to 58.3% for 2001 from 59.9% for 2000. Excluding the cost of sales from the Plano, Texas communication center that was sold in June 2000, the Consumer Segment cost of revenues as a percentage of revenues were 59.5% for 2000. The remaining decrease was primarily due to the move of one of our communication centers from Virginia to Maryland which allowed us to better manage our resources and costs, which was partially offset by a decrease in revenues due to the loss of a database maintenance client in the fourth quarter of 2000, which was not replaced in 2001.

Our selling, general and administrative expenses decreased $3.4 million, or 18.8%, to $14.7 million for 2001, compared to $18.1 million for 2000. Our selling, general and administrative expenses as a percentage of revenues increased to 30.5% for 2001, compared to 29.7% for 2000. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 18.9% for 2001 compared to 19.2% for 2000. The decrease was primarily due to management’s efforts to control costs offset by the addition of a business development employee and salary increases to management employees. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment increased to 44.6% for 2001, from 37.0% for 2000. Excluding selling general and administrative expenses from the Plano, Texas communication center that was sold in June 2000, the Consumer Segment selling, general and administrative expenses as a percentage of revenues were 36.8%. The remaining increase was due to a decrease in revenues caused by the loss of a database maintenance client in the fourth quarter of 2000, and a reduction in inbound and outbound teleservices production hours and marketing programs due partially to the general slow-down in the economy, including the effects of the terrorist attacks of September 11, 2001, which was partially offset by our efforts to control costs.

In the fourth quarter of 2001, we recognized an impairment loss in the amount of $32.8 million ($0.8 million represents an impairment loss from a business included in our “Other” segment and was reclassified to discontinued operations). Such impairment loss was for those intangible assets which (i) we sold subsequent to year-end at a loss, which indicated that there was an impairment of the intangible assets at December 31, 2001, (ii) we held for sale and anticipated selling during the year ending December 31, 2002 and, based on estimated fair value as a result of purchase offers received to date, indicated that there was an impairment of the intangible assets at December 31, 2001, or (iii) we continued to operate but had determined that the cash flows from operations plus an estimate of the proceeds from its eventual disposition indicated that there was an impairment of the intangible assets at December 31, 2001.

Our amortization expense decreased $0.2 million, or 8.7%, to $2.1 million for 2001, compared to $2.3 million for 2000. The decrease was primarily attributed to the sale of our Plano, Texas communication center in June 2000 which resulted in the write-off of certain intangible assets associated with that division.

Our net interest expense decreased $1.0 million, or 21.7%, to $3.6 million for 2001, compared to $4.6 million for 2000. The decrease was due to a decrease in the applicable rate under our Credit Facility and a lower average debt outstanding and was partially offset by the interest expense recorded to adjust the value of the warrants issued to the Bank Group to their fair market value, the amortization expense associated with the increase in deferred financing costs relating to our financing activities and interest income from Phoenix and CAG intercompany loans for which the corresponding interest expense has been classified as discontinued operations.

Our income tax benefit from continuing operations increased to $0.8 million in 2001, from $0.3 million in 2000. Our effective tax rate decreased from a benefit of 2.1% in 2001 to a benefit of 2.8% in 2000 due to increased losses recorded by the Company which generated net operating loss carryforwards that were partially offset by an increase in the valuation allowance against the corresponding deferred tax assets.

Liquidity and Capital Resources

At December 31, 2002, we had negative working capital of $3.1 million, a decrease of $20.9 million, or 87.1%, from negative working capital of $24.0 million at December 31, 2001. The negative working capital at December 31, 2002 and 2001 included the reclassification of the Credit Facility to current portion of indebtedness of $5.3 million and $30.5 million, respectively. Our primary sources of liquidity consist of cash and cash equivalents, accounts receivable and availability of borrowings under our Credit Facility. As of December 31, 2002, we had cash and cash equivalents of $2.2 million, compared to $3.4 million as of December 31, 2001.

Net cash used in operating activities was $1.1 million in 2002, compared to net cash provided by operating activities of $4.3 million in 2001. The decrease was due to a decrease in accounts payable and accrued expenses and deferred revenue offset by an increase in other assets. Net cash provided by operating activities was $4.3 million in 2001, compared to $4.4 million in 2000.

Our accounts receivable turnover averaged 86 days, 71 days and 72 days for the years ended December 31, 2002, 2001 and 2000, respectively.

Net cash provided by investing activities was $30.2 million in 2002, compared to net cash used in investing activities of $2.5 million in 2001. The increase is primarily attributed to the sale of our Phoenix and CAG divisions which resulted in net proceeds of approximately $31.8 million offset by an increase in capital expenditures for continuing operations. Net cash used in investing activities was $2.5 million in 2001, compared to net cash provided by investing activities of $2.2 million in 2000. The decrease in cash provided by investing activities was due to $4.8 million in net proceeds received from the sale of assets of the Plano, Texas communication center in 2000, and a decrease in capital expenditures of $0.9 million.

Net cash used in financing activities was $30.3 million in 2002, compared to $0.4 million in 2001. The increase was primarily attributed to net proceeds from our Phoenix and CAG sales used to reduce our outstanding debt with the Bank Group. Net cash used in financing activities was $0.4 million in 2001, compared to $9.3 million in 2000. The decrease was due to payments on our outstanding debt with the Bank Group using proceeds from the sale of the Plano, Texas communication center and cash flow from operations.

Credit Facility

At December 31, 2001, the Company was in default on all financial covenants pursuant to the Fourth Amendment Agreement and Waiver to our Credit Facility. On February 22, 2002, we entered into the Fifth Amendment and Waiver Agreement (the “Fifth Amendment”) to the Credit Facility with the Bank Group, which superceded the Fourth Amendment.

The Fifth Amendment (a) provided that the Bank Group waive the “Acknowledged Events of Default” and amend certain provisions of the Credit Facility and its accompanying amendments, including requiring us to meet new financial covenants and (b) limited the revolving committed amount to (i) amounts that ranged from $7.0 million to $8.0 million at varying times through June 30, 2003. The stated interest rate on the outstanding Credit Facility remains at Bank of America’s prime plus 3%. The Fifth Amendment expires on July 1, 2003, at which time all amounts outstanding pursuant to the Credit Facility are to be paid.

On April 5, 2002, we entered into the Sixth Amendment and Waiver Agreement (the “Sixth Amendment”) to the Credit Facility with the Bank Group which amends certain provisions of the Credit Agreement including requiring us to pay an additional $1.5 million from the remaining Phoenix transaction proceeds, to repay such amount on the outstanding balance of the Credit Facility and limits the revolving committed amount to (i) $5.5 million through May 31, 2002; (ii) $6.5 million from June 1, 2002 through March 31, 2003, and (iii) $5.7 million from April 1, 2003 through June 30, 2003.

In connection with the Amendments, the Bank Group approved the sales of Phoenix and CAG. The net proceeds from those sales were used to reduce our outstanding debt by $30.4 million. As a result of that payment, the Warrant we had issued to the Bank Group under the Fourth Amendment to the Credit Facility was effectively cancelled.

At December 31, 2002, we were in compliance with all the financial covenants of the Credit Facility. On April 1, 2003, we notified the Bank Group of our inability to make a mandatory payment required to reduce our outstanding debt under the Credit Facility, to the $5.7 million limit, which became effective April 1, 2003 and, therefore, resulted in an event of default pursuant to the terms of the Credit Facility. On April 3, 2003, we received a letter from the Bank Group which allows us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations and changes the interest rate to a default rate of prime plus 5% on the outstanding balance of the Credit Facility.

We can provide no assurance that the Bank Group will continue to provide such proceeds. Also, we have been actively taking steps to renegotiate or refinance the Credit Facility with the Bank Group or other lenders. However, we cannot assure you that we will be able to obtain any such negotiated terms or refinancing that are acceptable to the Company or at all. The Credit Facility is due on July 1, 2003.

We believe that our cash and cash equivalents, as well as cash provided by operations and the availability of funding under the Credit Facility as a result of the Bank Group allowing us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations, will be sufficient to fund our current operations through the maturity date of the Credit Facility, July 1, 2003.

We believe that to the extent that our outstanding balance on the Credit Facility is not refinanced prior to maturity, we will be required to find sources other than operations to repay the outstanding balance on the Credit Facility at maturity. If we are unable to refinance the Credit Facility on acceptable terms or find a source or repayment for the Credit Facility other than operations, then our business and financial condition could be materially and adversely impacted. We can not assure our stockholders that we will be able to obtain any such refinancing or other sources that would otherwise provide funds to repay our Credit Facility.

The following is a list of commitments and contingencies of the Company:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$6,963,166	$6,963,166	—	—	—
Capital lease obligations	68,248	16,684	51,564		—
Operating leases	11,097,206	1,891,379	5,161,514	1,130,633	2,913,680

Total contractual obligations	$18,128,620	$8,871,229	$5,213,078	$1,130,633	$2,913,680

Employment Agreements

In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2005, certain of whom are our stockholders. The employment agreements have terms up to five years and require annual base salary payments of $1,757,300 and bonus payments of up to $300,010 per year, including $358,000 accrued severance payable to a former employee.

As part of our efforts to reduce expenses, Michael Dinkins, our President and Chief Executive Officer since August 1999, Chairman of the Board of Directors (“Board”) since March 2000, and a senior officer of the Company since August 1997, resigned from the Board effective March 4, 2002, and as President and Chief Executive Officer effective March 29, 2002.

An existing member of the Board, Shawkat Raslan, assumed the role of Chairman on March 4, 2002 and President and Chief Executive Officer positions on March 30, 2002. Mr. Raslan has been a member of the Board since May 1997. Since June 1983, he has served as President and Chief Executive Officer of International Resource Holdings, Inc., an asset management and investment advisory service for international clients. Mr. Raslan entered into a two-year employment agreement with the Company that includes an annual salary of $150,000 with a bonus potential of 50% of his base salary. The employment agreement can be canceled by either Mr. Raslan or the Company with 30 days’ notice and does not provide for any severance payments in that event.

On March 5, 2002, Lee Edelstein was named President and Chief Executive Officer of TMS. Mr. Edelstein founded TMS and has been a member of the Board since October 1997. He assumed the position from Mary Sanchez, who resigned on March 5, 2002.

In November 2002, Katherine Dietzen was appointed Senior Vice President and Chief Operating Officer (“COO”) of AM Medica Commnunications Group (“AM Medica”). She assumed this role from Barbara Monaghan who returned to her prior role as Vice President and Client Services Director. Prior to assuming the COO role, Katherine Dietzen was Senior Vice President of Sales for AM Medica.

Total severance costs for former employees who have resigned or were terminated are estimated at $1.0 million, including a compensation package totaling approximately $636,000 for Mr. Dinkins. These severance costs also include severance packages for Mary Sanchez and Bernard Tronel, former Senior Vice President and Chief Operating Officer of TelAc and TMS, among others, and resulted in a one-time charge to our earnings that was incurred in the first quarter of 2002. As of December 31, 2002, $358,000 remains as accrued severance.

Contingent Consideration in Business Acquisitions

In connection with certain acquisitions, we entered into contractual arrangements whereby our common stock and cash may be issued to former owners of acquired businesses upon attainment of specified financial criteria over three to five years as set forth in the respective agreements. The amount of shares and cash to be issued cannot be fully determined until the periods expire and the attainment of the criteria is established. If the criteria are attained, but not exceeded, the amount of shares, which could be issued, and cash, which could be paid subsequent to, December 31, 2002 under all agreements is 5,997,989 shares and $4,258,572, respectively. If the targets are exceeded by 10%, the amount of shares, which could be issued, and cash, which could be paid subsequent to December 31, 2002 under all agreements, is 6,420,525 shares and $4,558,572, respectively. We account for any such additional consideration, when the specified financial criteria are achieved and payable, as additional purchase price for the related acquisition.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and are subject to interest rate risk on our Credit Facility caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangements under the Credit Facility. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Credit Facility is currently at an interest rate of prime, plus 5%. The prime rate is the prime rate published by Bank of America, N.A. A one percent change in the prime interest rate would result in a pre-tax impact to us on earnings of approximately $50,000.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the Notes thereto together with the report thereon of PricewaterhouseCoopers LLP dated March 14, 2003, except as to the sixth paragraph of Note 2 and the eighteenth paragraph of Note 10, which are as of April 3, 2003, are filed as part of this Form 10-K.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of

Access Worldwide Communications, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 35 present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 36 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has suffered recurring losses from continuing operations and has negative working capital at December 31, 2002. On April 1, 2003, the Company failed to reduce the amount outstanding under its Credit Facility to $5.7 million, as required by the terms of the Credit Facility. The outstanding balance on the existing Credit Facility is due on July 1, 2003. The Company’s plan to renegotiate or refinance the terms of the outstanding Credit Facility are described in Note 2. The lack of long-term financing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from outcome of this uncertainty.

PricewaterhouseCoopers LLP

Ft. Lauderdale, FL

March 14, 2003, except as to the sixth paragraph of Note 2 and the eighteenth paragraph of Note 10, which are as of April 3, 2003

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$2,197,209	$3,373,422
Accounts receivable, net of allowance for doubtful accounts of $129,430 and $80,723, respectively	9,663,853	15,358,920
Unbilled receivables	3,005,335	3,795,943
Other assets, net	528,053	2,286,600

Total current assets	15,394,450	24,814,885
Property and equipment, net	4,804,536	10,114,449
Intangible assets, net	9,062,900	21,420,624
Other assets, net	168,854	1,181,570

Total assets	$29,430,740	$57,531,528

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of indebtedness	$5,255,559	$30,471,375
Current portion of indebtedness—related parties	1,724,291	1,543,079
Accounts payable and accrued expenses	8,237,974	10,215,514
Accrued salaries, wages and related benefits	2,284,096	2,573,213
Deferred revenue	935,971	2,635,890
Warrant payable	—	1,321,326
Accrued interest and related party expenses	23,990	32,253

Total current liabilities	18,461,881	48,792,650
Long-term portion of indebtedness	51,564	3,951,973
Long-term portion of indebtedness—related parties	—	1,724,292
Other long-term liabilities	314,259	350,405
Mandatorily redeemable preferred stock, $.01 par value: 2,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities and mandatorily redeemable preferred stock	22,827,704	58,819,320

Commitments and contingencies

Common stockholders’ equity (deficit):

Common stock, $.01 par value: voting: 20,000,000 shares authorized; 9,740,001 shares issued and outstanding	97,400	97,400
Additional paid-in capital	63,636,069	63,636,069
Accumulated deficit	(57,130,433)	(65,021,261)

Total common stockholders’ equity (deficit)	6,603,036	(1,287,792)

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ equity (deficit)	$29,430,740	$57,531,528

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2002	2001	2000
Revenues	$48,433,535	$48,190,840	$60,972,094
Cost of revenues	30,984,643	32,311,933	39,095,422

Gross profit	17,448,892	15,878,907	21,876,672

Selling, general and administrative expenses	17,033,780	14,650,500	18,138,798

Impairment of intangible assets	—	31,955,423	—
Loss on sale of business, net	—	—	7,752,354
Amortization expenses	242,136	2,131,018	2,283,734

Income (loss) from operations	172,976	(32,858,034)	(6,298,214)

Interest income	37,566	48,667	144,208
Interest income – related parties	197,484	1,333,328	1,443,544
Interest expense – related parties	(284,528)	(459,973)	(626,701)
Interest expense	(532,476)	(4,519,344)	(5,570,028)
Other (expense) income	—	(60,000)	180,000

Loss before income tax benefit	(408,978)	(36,515,356)	(10,727,191)

Income tax benefit	(139,053)	(757,488)	(300,204)

Loss from continuing operations	(269,925)	(35,757,868)	(10,426,987)

Discontinued operations (Note 6):

Loss from discontinued operations, net of income tax benefit of $(195,742), ($17,825), and ($47,856), respectively	(379,969)	(841,440)	(1,662,175)

Gain on disposal of segments, net of income tax expense of $1,505,676	8,540,722	—	—

	8,540,722	(841,440)	(1,662,175)

Net income (loss)	$7,890,828	$(36,599,308)	$(12,089,162)

Basic earnings (loss) per share of common stock:
Continuing operations	$(0.03)	$(3.67)	$(1.08)
Discontinued operations	$0.84	$(0.09)	$(0.17)
Net income (loss)	$0.81	$(3.76)	$(1.25)

Diluted earnings (loss) per share of common stock:
Continuing operations	$(0.03)	$(3.67)	$(1.08)
Discontinued operations	$0.84	$(0.09)	$(0.17)
Net income (loss)	$0.81	$(3.76)	$(1.25)

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2000, 2001 and 2002

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 1999	9,528,478	$95,285	$62,932,033	$(16,332,791)	$46,694,527
Contingent payments made in the form of common stock	211,523	2,115	645,476	—	647,591
Net loss for the year ended December 31, 2000	—	—	—	(12,089,162)	(12,089,162)

Balance, December 31, 2000	9,740,001	97,400	63,577,509	(28,421,953)	35,252,956
Issuance of stock-based compensation	—	—	58,560	—	58,560
Net loss for the year ended December 31, 2001	—	—	—	(36,599,308)	(36,599,308)

Balance, December 31, 2001	9,740,001	97,400	63,636,069	(65,021,261)	(1,287,792)
Net income for the year ended December 31, 2002	—	—	—	7,890,828	7,890,828

Balance, December 31, 2002	9,740,001	$97,400	$63,636,069	$(57,130,433)	$6,603,036

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$7,890,828	$(36,599,308)	$(12,089,162)
Adjustments to reconcile net income (loss)
to net cash (used in) provided by operating activities:
Net loss on sale of business	—	—	7,752,354
Depreciation and amortization	1,835,492	4,534,775	3,841,688
Deferred tax provision	—	(775,313)	—
Impairment of intangible assets	—	31,955,423	—
Gain on disposition of discontinued operations	(10,046,398)	—	—
Changes in assets and liabilities from discontinued operations	(694,922)	3,795,881	(48,119)
Allowance for doubtful accounts	93,440	(36,546)	21,600
Issuance of stock-based compensation	—	58,560	—
Changes in operating assets and liabilities, excluding effects from dispositions:
Accounts receivable	(11,417)	689,194	1,716,297
Unbilled receivables	703,818	356,597	(1,110,851)
Other assets	3,528,532	771,220	(183,709)
Accounts payable and accrued expenses	(3,992,401)	477,017	3,714,487
Accrued salaries, wages and related benefits	843,274	(421,137)	647,828
Deferred revenue	(1,255,889)	(459,778)	721,663
Accrued interest and related party expenses	(8,262)	(13,831)	(602,997)

Net cash (used in) provided by operating activities	(1,113,905)	4,332,754	4,381,079

Cash flows from investing activities:
Additions to property and equipment, net	(1,338,847)	(976,831)	(1,556,599)
Additions to property and equipment from discontinued operations, net	(267,830)	(1,513,237)	(1,861,201)
Net proceeds from sale of business	—	—	4,777,642
Net proceeds from sale of discontinued operations	31,832,681	—	—
Business acquisitions, net of cash acquired from discontinued operations	—	—	71,020
Business acquisitions, net of cash acquired	—	—	733,280

Net cash provided by (used in) investing activities	30,226,004	(2,490,068)	2,164,142

Cash flows from financing activities:
Deferred stock issuance and loan origination fees	253,161	(291,746)	(502,431)
Payments on capital leases	(14,806)	(10,931)	—
Net (payments) borrowings under line of credit facility	(28,983,587)	1,311,139	(7,626,578)
Payment on capital lease from discontinued operations	—	(34,346)	(41,009)
Payments on related party debt	(1,543,080)	(1,369,520)	(1,155,443)

Net cash used in financing activities	(30,288,312)	(395,404)	(9,325,461)

Net (decrease) increase in cash and cash equivalents	(1,176,213)	1,447,282	(2,780,240)
Cash and cash equivalents, beginning of year	3,373,422	1,926,140	4,706,480

Cash and cash equivalents, end of year	$2,197,209	$3,373,422	$1,926,140

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,176,346	$4,895,905	$5,695,180

Income taxes	$1,021,000	$—	$—

Non-Cash Financing Activities:
Contingent payments made in the form of common stock	$—	$—	$647,591

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION

Founded in 1983, Access Worldwide Communications, Inc. (“Access Worldwide,” “we,” “our,” “us,” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs in the pharmaceutical, telecommunications and consumer products industries to clients in various countries. We offer services that help our clients attract new customers, maintain existing customer relationships and increase customer loyalty and retention. We believe that our ability to provide both strategic and tactical solutions supported by technological systems helps to differentiate us in the highly fragmented outsourced marketing services industry.

We have historically operated in two segments, Pharmaceutical Marketing Services and Consumer and Business Services. In the first quarter of 2002, we completed two strategic transactions which resulted in our Phoenix Marketing Group (“Phoenix”) and Cultural Access Group (“CAG”) being sold (see Note 6).

After these transactions, Access Worldwide became a significantly smaller and more narrowly focused company that continues to provide services in the following two business segments:

•	Pharmaceutical Marketing Services (“Pharmaceutical”), consisting of the AM Medica Communications Group (“AM Medica”) and TMS Professional Markets Group (“TMS”) (pharmaceutical division) that provide outsourced services, including medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, pharmacy stocking and clinical trial recruitment to the pharmaceutical and medical industries.

•	Consumer and Business Services (“Consumer”), consisting of the TelAc Teleservices Group (“TelAc”) and TMS (consumer and business-to-business divisions), that provide multilingual consumer and business-to-business telemarketing services including inbound and outbound services to clients in the telecommunications, financial services, insurance and consumer products industries.

2.	LIQUIDITY AND SUBSEQUENT EVENTS

The accompanying consolidated financial statements have been prepared on a basis which assumes that we will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. At December 31, 2002, we had an accumulated deficit of $57.1 million and had incurred recurring net losses from continuing operations of $0.3 million, $35.8 million and $10.4 million for the three years ended December 31, 2002, 2001 and 2000, respectively.

We operate in a highly competitive and fragmented industry and therefore, we compete with other outsourced marketing services companies. In addition, our largest clients and many of our prospective clients have significant internal marketing capabilities and also contract for similar services with our competitors.

Our three largest clients accounted for approximately 70.7% of our revenues for the year ended December 31, 2002. In addition, the majority of our contracts are short-term in duration and are cancellable on a 90 day or less notice. Although we have done business with these three clients for at least nine years, the loss of any of these clients or any of their business could have a material adverse effect on the Company.

Because we provide outsourced marketing services to principally the pharmaceutical, telecommunications and consumer products industries, our business and future operations are dependent on those industries. The ability for us to grow is based to a significant extent on our ability to utilize our existing infrastructure to perform services for new clients and to provide new services for existing clients. In addition, with respect to the services we provide to clients in the pharmaceutical industry, our revenue may be negatively impacted if new drugs do not receive approval from the Food and Drug Administration on a timely basis or if existing drugs are removed from the market.

We are subject to extensive regulations and could be faced with a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	LIQUIDITY AND SUBSEQUENT EVENTS – (Continued)

At December 31, 2002, we were in compliance with all the financial covenants of the Credit Facility. On April 1, 2003, we notified the Bank Group of our inability to make a mandatory payment required to reduce our outstanding debt, under the Credit Facility, to the $5.7 million limit which became effective April 1, 2003 and, therefore, resulted in an event of default pursuant to the terms of the Credit Facility. On April 3, 2003, we received a letter from the Bank Group which allows us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations and changes the interest rate to a default rate of prime plus 5% on the outstanding balance of the Credit Facility.

We can provide no assurance that the Bank Group will continue to provide such proceeds. Also, we have been actively taking steps to renegotiate or refinance the Credit Facility with the Bank Group or other lenders. However, we cannot assure you that we will be able to obtain any such negotiated terms or refinancing that are acceptable to the Company or at all. The Credit Facility is due on July 1, 2003.

We believe that our cash and cash equivalents, as well as cash provided by operations and the availability of funding under the Credit Facility, as a result of the Bank Group allowing us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations, will be sufficient to fund our current operations through the maturity date of the Credit Facility, July 1, 2003.

We believe that to the extent that our outstanding balance on the Credit Facility is not negotiated or refinanced prior to maturity, we will be required to find sources other than operations to repay the outstanding balance on the Credit Facility at maturity. If we are unable to negotiate or refinance the Credit Facility on acceptable terms or find a source of repayment for the Credit Facility other than operations, then our business and financial condition could be materially and adversely impacted. We can not assure our stockholders that we will be able to obtain any such negotiated terms, refinancing or other sources that would otherwise provide funds to repay our Credit Facility.

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

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Loan Origination Fees

Loan origination fees represent costs incurred in connection with the receipt of our debt arrangements. These fees, which are included in other assets in the accompanying consolidated balance sheets, are amortized as interest expense over the life of the Credit Facility.

Computer Software

We have developed certain computer software and technically derived procedures intended to maximize the quality and efficiency of our services. Costs of purchased internal-use computer and telephone software are capitalized and costs of internally developed internal-use computer software are capitalized based on a project-by-project analysis of each project’s significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight-line method over a period of three years.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the term of the facilities’ leases. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations in the period. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for major renewals that extend the useful lives are capitalized.

Intangible Assets

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Assets and liabilities acquired in connection with business combinations are accounted for under the purchase method of accounting and are recorded at their respective fair values. The excess of the purchase price over the fair value of net assets acquired of each business consist of non-compete agreements, customer lists and goodwill. Non-compete agreements and customer lists are amortized on a straight-line basis over the estimated useful lives of the assets, which range from three to seven years. Goodwill and indefinite-lived assets were amortized on a straight-line basis over their estimated useful lives prior to January 1, 2002. Subsequent to January 1, 2002, we have ceased amortization of goodwill in accordance with SFAS No. 142.

SFAS No. 142 requires that goodwill be tested annually for impairment, or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable, using a two-step process. The first step is to identify a potential impairment, and, in the year of transition, this step must also be measured as of the beginning of the fiscal year, January 1, 2002. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and must be completed by the end of our fiscal year. We completed the first step of the goodwill impairment test as of January 1, 2002 during the second quarter of 2002 and determined that there was no impairment to goodwill. We are also required to perform an annual impairment test of goodwill, which we completed in the fourth quarter of 2002. We determined that there was no impairment of goodwill based on the annual impairment test.

Long-Lived Assets

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the measurement and recognition of the impairment of (i) long-lived assets to be held and used and (ii) long-lived assets to be held for sale. The implementation of SFAS No. 144 did not have a material impact on our results of operations or financial position as of or for the year ended December 31, 2002.

Long-lived assets, excluding indefinite-lived intangible assets, are reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss on assets is recognized based on the excess of the asset’s carrying amount over the fair value of the assets, and the long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	SIGNIFICANT ACCOUNTING POLICIES – (Continued)

In the fourth quarter of 2001, we recognized an impairment loss in the amount of $32.8 million ($0.8 million represents an impairment loss from a business included in our “Other” segment, which was reclassified to discontinued operations in the accompanying financial statements). Such impairment loss was for those intangible assets which (i) we sold in the first quarter of 2002 at a loss, which indicated that there was an impairment of the intangible assets at December 31, 2001, (ii) we held for sale and anticipated selling during the year-ended December 31, 2002 and based on estimated fair value as a result of purchase offers received, indicated that there was an impairment of the intangible assets at December 31, 2001, or (iii) we continued to operate but determined that the cash flows from operations plus an estimate of the proceeds from its eventual disposition indicated that there was an impairment of the intangible assets at December 31, 2001 (see Note 6).

Deferred Revenue

Deferred revenue represents customer deposits and amounts received from others for services that have been contracted for, but have not been fully performed.

Treasury Stock

The purchase of treasury stock is accounted for using the cost basis method of accounting.

On September 10, 1998, the Board of Directors approved a common stock buyback program of up to 300,000 shares. No stock has been repurchased since 1998. At December 31, 2002, we had 165,000 shares of common stock left to be repurchased under this program.

Revenue Recognition

We provide a variety of services to a diverse client base. The principal sources of revenue and manner of recognition as of December 31, 2002 are as follows:

•	For medical education and meeting programs, we recognize revenue on the percentage of completion method which at times results in unbilled receivables. Under this method, estimated income and achievement of resulting revenue is generally accrued based on costs incurred and project milestones.

•	For teleservices projects, we bill clients and recognize revenue on one of the following bases: production hours, completed presentations, phone calls placed or received, sales made per hour or a fixed monthly fee. Revenues are recognized as the services are performed.

In addition, prior to our sale of Phoenix and CAG, our principal sources of revenue and manner of recognition also included the following:

•	For customized or non-standard database projects, we billed either on a fixed fee or on a per item basis, and revenues were recognized upon delivery of data to the client. Monthly or other scheduled data services were billed and revenue was recognized on a straight-line basis over the life of the service.

•	For sample fulfillment services, we billed on a per item basis and recognized revenues when services were rendered.

•	For market research projects, we generally billed and collected fixed project fees in periodic installments over the life of the project including a percentage of the total project costs at the execution of a contract. Revenues were recognized on the percentage of completion method and at times resulted in unbilled receivables.

Income Taxes

Deferred tax assets and liabilities are recognized at applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share is based on the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding.

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

No compensation cost has been recognized for options granted under our stock-based compensation plan. Had compensation cost been determined based on the fair value accounting rules at the grant dates for awards under the Plan, excluding options with performance conditions, our net income (loss) and income (loss) per share would have been increased to the following pro forma amounts:

	Years Ended December 31,
	2002	2001	2000
Net income (loss)
As reported	$7,890,828	$(36,599,308)	$(12,089,162)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(167,835)	(312,437)	(612,442)

Pro forma	7,722,993	(36,911,745)	(12,701,604)
Income (loss) per share
As reported
Basic	$0.81	$(3.76)	$(1.25)
Diluted(1)	0.81	(3.76)	(1.25)
Pro forma
Basic	$0.79	$(3.79)	$(1.31)
Diluted(1)	0.79	(3.79)	(1.31)

(1)	Since the effects of stock options and earnout contingencies are anti-dilutive for the years ended December 31, 2002, 2001 and 2000, these effects have not been included in the calculation of dilutive earnings per share (“EPS”) for the years ended December 31, 2002, 2001 and 2000, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model (“the Model”) with the following assumptions used for grants during the years ended December 31:

	2002	2001	2000
Divided yield	0%	0%	0%
Expected volatility	117%	111%	113%
Risk-free interest rate (weighted average)	3.97%	3.86%	6.29%
Expected option term	5 years	5 years	5 years
Nominal option term	10 years	10 years	10 years

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.	SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Concentrations of Credit Risk

Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of cash, accounts receivable and unbilled receivables. We maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and we believe the risk related to these deposits is minimal. We do not require collateral or other security to support credit sales. In addition, we maintain reserves for potential credit losses.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company’s financial position, results of operations or cash flows for the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”(“SFAS 146”). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement, which is anticipated to be the first quarter of 2003, is not expected to impact the Company’s financial position, results of operations or cash flows.

In November 2002, Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others,” was issued. FIN 45 requires recognition of an initial liability for the fair value of the guarantor’s obligation upon issuance of a guarantee. Disclosure requirements have been expanded to include information about each guarantee, even if the likelihood of any required payment is remote. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements of FIN 45 as of December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	Useful Life In Years	December 31,
		2002	2001
Infinite-lived:
Goodwill		$8,848,912	$20,921,519

Finite-lived:
Customer lists	5	1,027,280	1,609,494
Non-compete agreements	7	256,820	474,034

		1,284,100	2,083,528
Less: accumulated amortization		(1,070,112)	(1,584,423)

		213,988	499,105

Intangible assets, net		$9,062,900	$21,420,624

The changes in the carrying amounts of infinite-lived assets for the year ended December 31, 2002 are as follows:

	Pharmaceutical	Other	Total
Balance as of January 1, 2002	$20,525,321	$396,198	$20,921,519
Goodwill written off related to sale of business units	(11,676,409)	(396,198)	(12,072,607)

Balance as of December 31, 2002	$8,848,912	$—	$8,848,912

Aggregate amortization expense from continuing operations for the year ended December 31, 2002 was $242,136. Our estimated amortization expense for subsequent years is as follows:

For the year ended December 31,
2003	$148,059
2004	36,684
2005	29,245

$213,988

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	INTANGIBLE ASSETS – (Continued)

Effective January 1, 2002, we adopted the provisions of SFAS 142. Assuming the Company adopted the provision of SFAS 142 effective January 1, 2000 and ceased amortization of goodwill, we would have reported net loss and basic and diluted loss per share, on a pro forma basis as follows:

	For the Years Ended December 31,
	2001		2000
	As Reported	Pro forma	As Reported	Pro forma
Continuing operations	$(35,757,868)	$(34,081,145)	$(10,426,987)	$(8,498,700)
Discontinued operations	(841,440)	(336,063)	(1,662,175)	(1,137,497)

Net loss	$(36,599,308)	$(34,417,208)	$(12,089,162)	$(9,636,197)

Basic and diluted (loss):
Continuing operations	$(3.67)	$(3.50)	$(1.08)	$(0.88)
Discontinued operations	(0.09)	(0.03)	(0.17)	(0.12)
Net loss	$(3.76)	$(3.53)	$(1.25)	$(0.99)
Weighted average common stock outstanding	9,740,001	9,740,001	9,687,120	9,687,120

Certain agreements pursuant to which we acquired some of our current and former business units required additional contingent payments if certain financial goals were achieved. Of the aggregate amounts payable under these agreements, 211,523 shares of our common stock, valued at $647,591 were issued in 2000. In addition, $576,282 in cash was paid during 2000 as additional contingent payments pursuant to the purchase agreements. There were no contingent payments earned or accrued during the years ended December 31, 2002 or 2001 (see Note 17).

5.	LOSS ON SALE OF BUSINESS

On June 9, 2000, we sold the assets and business of our Plano, Texas communication center (the “Plano, Texas Communication Center”) (see Note 10) for $5 million in cash. At the time of the closing, $250,000 of the selling price was put in escrow and was released to us in the third quarter of 2000. We realized a net loss of $7.8 million, net of expenses incurred (including the write-off of intangible assets of approximately $10.7 million) in connection with the transaction. The Plano, Texas communication center’s revenues and operating loss for the year ended December 31, 2000 was $4,465,000 and $216,000, respectively.

6.	DISCONTINUED OPERATIONS

We adopted SFAS 144 which superceded the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS 144 extends the reporting requirements for discontinued operations to “a component of an entity” that either has been disposed of or is classified as “held for sale.” In accordance with SFAS 144, we have reclassified as discontinued operations, the operations of our (a) CAG division, which provided in-language, in-culture market research services and consulting services to Fortune 500 companies in a variety of industries and was sold on January 31, 2002 to Lumina Americas, Inc., a provider of integrated marketing solutions for the US-Hispanic and Latin America markets, for $1.2 million in cash, plus the assumption of certain liabilities, and (b) Phoenix, which provided pharmaceutical sample distribution services and was sold on February 25, 2002 to Express Scripts, Inc., a pharmacy benefit management company, for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain, including operations through the date of the transactions, of $8.2 million on the disposal of the segments, net of income tax expense and expenses incurred in connection with the transactions during the year ended December 31, 2002.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	DISCONTINUED OPERATIONS – (Continued)

In addition to the classification of the gain on the disposal of the segments as discontinued operations, we reclassified the (loss) income from the operations of the segments, net of the related income tax (benefit) expense, for the period from January 1, 2002 until the date of the transactions and for the years ended December 31, 2001 and 2000 to discontinued operations in the accompanying statements of operations. Revenues and operating (loss) income for these two divisions were:

	For the Years Ended December 31,
	2002	2001		2000
Cultural Access Group
Revenues	$358,008	$4,490,023		$4,258,253
Operating loss	$(370,998)	$(1,514,087	)(1)	$(376,232)
Phoenix Marketing Group
Revenues	$4,207,194	$28,390,927		$22,082,645
Operating (loss) income	$(7,189)	$1,911,107		$(55,914)

(1) Includes $889,737 impairment charge against intangible assets.

7.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life	December 31,
	In Years	2002	2001
Furniture and fixtures	7	$1,617,191	$2,737,191
Telephone and office equipment	7	2,846,925	3,094,944
Computer equipment	3-5	4,055,142	8,167,790
Leasehold improvements	Life of lease	1,708,754	3,791,752
Fixed assets not placed in service		578,979	1,037,579

		10,806,991	18,829,256
Less: Accumulated depreciation		(6,002,455)	(8,714,807)

Property and equipment, net		$4,804,536	$10,114,449

Depreciation expense from continuing operations (including property and equipment held under capital leases) was $1,593,356, $1,553,693 and $1,557,954 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.	REVENUES FROM SIGNIFICANT CUSTOMERS

For the year ended December 31, 2002, a substantial portion of our revenues from continuing operations was derived from three customers, which are included in the Pharmaceutical and Consumer Segments (see Note 19). For the year ended December 31, 2002, revenues from these customers amounted to approximately 70.7% of total revenues. Accounts receivable for these customers amounted to approximately 65.1% of total accounts receivable at December 31, 2002. For the years ended December 31, 2001 and 2000, a substantial portion of our revenues from continuing operations was derived from two customers, which were included in the Pharmaceutical and Consumer Segments. For the years ended December 31, 2001 and 2000, revenues for these two clients for those years, amounted to approximately 57.4% and 50.4%, respectively. Accounts receivable from these customers amounted to approximately 38.9% and 32.9% as of December 31, 2001 and 2000, respectively.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	INCOME TAXES

The expense (benefit) for income taxes consists of the following:

	For the Years Ended December 31,
	2002	2001	2000
Current tax expense (benefit):
Federal	$595,494	$—	$(348,060)
State	575,387	—	—

	1,170,881	—	(348,060)

Deferred tax benefit:
Federal	—	(775,313)	—

	$1,170,881	$(775,313)	$(348,060)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net deferred tax liabilities are comprised of the following:

	December 31,
	2002	2001
Deferred tax assets:
Accrued severance pay	$163,031	$11,870
Accrued vacations	122,985	63,019
AMT credit	178,664	178,664
Depreciation	556,783	—
Amortization of goodwill	9,341,379	10,635,792
Federal and state net operating losses carryforwards	1,543,287	4,032,109
Other	115,780	40,967

Gross deferred tax assets	12,021,909	14,962,421
Less: valuation allowance	(11,925,245)	(14,595,513)

Net deferred tax assets	96,664	366,908

Deferred tax liabilities:
Depreciation	—	(316,479)
Other	(96,664)	(50,429)

Gross deferred tax liabilities	(96,664)	(366,908)

Net deferred taxes	$—	$—

At December 31, 2002, we did not have any net operating loss (“NOL”) carryforwards for federal income tax purposes. We have available NOL carryforwards of approximately $1,543,000 for state income tax purposes, which expire at various times through 2022.

        Deferred tax assets and liabilities are included in other current assets and accounts payable and accrued expenses, respectively. A valuation allowance to reduce deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative is required. We recorded a valuation allowance of $11,925,245 and $14,595,513 at December 31, 2002 and 2001, respectively, which primarily relates to intangible assets and net operating loss carryforwards.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.	INCOME TAXES – (Continued)

Our effective tax rate was different from the federal statutory rate as follows:

	For the Years Ended December 31,
	2002	2001	2000
Statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(6)	(6)	(6)
Valuation allowance	29	37	7
Amortization and write-off of goodwill	(2)	1	30

	13%	(2)%	(3)%

10.	INDEBTEDNESS

Our borrowings consist of the following:

	December 31,
	2002	2001
Revolving credit and term loan facility (collectively the “Credit Facility”)	$5,238,875	$34,222,462
6.5% subordinated promissory note due to the former sole stockholder of AM Medica; principal and interest due in monthly installments of $150,000 (interest at default rate of 12% per year payable monthly) with a balloon payment due on October 1, 2003	1,290,957	2,834,037
6% subordinated promissory note due to former stockholder of TeleManagement Services (“TMS”); interest at default rate of 10% per year payable quarterly; due with a balloon payment 10 days subsequent to the repayment of the Credit Facility	433,334	433,334
Capital leases payable in monthly installments through June 2004	68,248	200,886

	7,031,414	37,690,719
Less: current portion	(6,979,850)	(32,014,454)

	$51,564	$5,676,265

On March 12, 1999, we received from a syndicate of financial institutions (the “Bank Group”), (i) a revolving credit facility of $40,000,000 and (ii) a term loan facility of $25,000,000 (the “Term Loan”) (collectively, the “Credit Facility”). All of the foregoing bears interest at formula rates ranging from either (i) the higher of (a) the Federal Funds Rate plus 0.50% and (b) the prime lending rate, plus an applicable margin ranging from 0.0% to 1.0% or (ii) LIBOR, plus an applicable margin ranging from 1.25% to 2.50%. We were required to pay a commitment fee on the unused portions of the Credit Facility.

During the second quarter of 1999, we reported operating losses and as a result, we were not in compliance with certain financial covenants (“Events of Default”) of the Credit Facility, and we engaged in negotiations to restructure the Credit Facility with the Bank Group. On September 28, 1999, we entered into a forbearance agreement (the “Agreement”) with the Bank Group.

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

As a result of the Events of Default, we failed to make a scheduled payment of $1,833,333 on our subordinated promissory note to the former sole stockholder of AM Medica. The former stockholder’s employment agreement contains a provision that in the event of a default on the subordinated promissory note, we had a period of 180 days to remedy such default to keep the employment agreement binding. On April 14, 2000, the former stockholder of AM Medica entered into a one year consulting agreement with us which excluded provisions tied to the subordinated promissory note.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	INDEBTEDNESS (Continued)

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

On April 14, 2000, we entered into an Amendment Agreement and Waiver (the “First Amendment”) to the Credit Facility with the Bank Group. The First Amendment (a) provided that the Bank Group waive the Events of Default and amend certain provisions of the Credit Facility, including the reestablishment of financial covenants which would become more restrictive should we not be able to meet our growth projections, (b) limited the revolving credit facility to $17 million, (c) increased the interest rate on the outstanding Credit Facility to prime plus 3%, (d) allowed certain payments to be made by us on our subordinated promissory notes based on amended or original agreements, and (e) required payment of a monitoring and amendment fee to the Bank Group equal to approximately 1.0% the sum of (i) the aggregate revolving committed amount and (ii) the outstanding principal balance of the Term Loan on such date.

On June 7, 2000, the Company and the Bank Group entered into a Second Amendment Agreement and Waiver (the “Second Amendment”) which allowed us to sell substantially all of the assets of the Plano, Texas Communication Center. The Second Amendment required a repayment on the outstanding Term Loan in the amount of $3.6 million and a repayment of $1.4 million on the outstanding revolving credit facility subject to our re-borrowing right. In addition, the financial covenants were reset to allow for the sale of the Plano, Texas Communication Center.

On January 5, 2001, we notified the Bank Group under “Acknowledged Events of Default” that based on unaudited numbers we had defaulted on all of our financial covenants under the Credit Facility, as amended, and we submitted our proposed loan amendment recommendation to the Bank Group for consideration.

Simultaneously, we were in negotiations with a prospective landlord to relocate our Virginia communication center. As a result, on January 16, 2001, we requested that the Bank Group grant us a waiver (the “Waiver”) of Section 2.28 of the Credit Facility to allow for the issuance of a letter of credit against the revolving credit facility (the “Letter of Credit”) to the prospective landlord, which was granted on February 7, 2001. The Letter of Credit, which was issued by the Bank Group, was in the amount of $1,079,100 and decreases with the passage of time. The current outstanding balance of the Letter of Credit as of December 31, 2002 was $956,000. The Letter of Credit renews on an annual basis.

Beginning on February 7, 2001, we entered into several Forbearance Agreements with the Bank Group. Under the Forbearance Agreements, the Bank Group agreed to forbear exercising their rights, to the extent and only to the extent such rights arise exclusively as a result of the “Acknowledged Events of Default,” to stop making extensions of credit and to accelerate the full outstanding balance on the Credit Facility. The latest Forbearance Agreements expired on April 2, 2001.

On March 28, 2001, we entered into a Third Amendment and Waiver (the “Third Amendment”) with the Bank Group, which provided for the amendment of the revolving credit facility. The revolving credit facility was increased from an amount not to exceed $17 million, as defined in the First Amendment, to an amount not to exceed $18 million through April 2, 2001.

On April 3, 2001, we entered into the Fourth Amendment Agreement and Waiver (the “Fourth Amendment”) to the Credit Facility with the Bank Group. The Fourth Amendment (a) provided that the Bank Group waive the “Acknowledged Events of Default” and amended certain provisions of the Credit Facility and its accompanying amendments, including requiring us to meet new financial covenants, (b) limited the revolving committed amount to amounts that ranged from $18.5 million to $17 million at varying times through the expiration date of the Fourth Amendment, (c) required monthly installments of the principal on the Term Loan in the amount of $350,000 commencing on January 1, 2002 through December 31, 2002, with the remaining outstanding balance due on January 2, 2003; (d) required payment of $3 million in principal due on March 31, 2002 which would pay down the Term Loan until it was satisfied in full and thereafter to pay down the revolving credit facility; (e) provided for the issuance of warrants (the “Warrant”) in the amount of 12% of the common equity if we did not pay-down at least 60% of the principal under the Credit Facility by March 31, 2002 (see Note 11), and (f) required us to hire an

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	INDEBTEDNESS – (Continued)

investment banker by May 15, 2001 to consider strategic alternatives. The stated interest rate on the outstanding Credit Facility remained at prime plus 3%. The Fourth Amendment was scheduled to expire on January 2, 2003. Prior to May 15, 2001, we hired an investment banker as required by the Fourth Amendment.

On December 19, 2001, we entered into a purchase and sale agreement for Phoenix, pending stockholder and Bank Group approval. In January 2002, we notified the Bank Group that we were in default of all our financial covenants under the Credit Facility, as amended, and we began negotiations for the Fifth Amendment and Waiver agreement (the “Fifth Amendment”) to the Credit Facility.

On January 29, 2002, we signed a purchase and sale agreement for CAG, which closed on January 31, 2002. In addition, the sale of Phoenix was approved by the stockholders and the Bank Group on February 22, 2002 and closed shortly thereafter (see Note 6).

In connection with both transactions, we repaid approximately $28.9 million outstanding pursuant to the Credit Facility and entered into the Fifth Amendment to the Credit Facility with the Bank Group. The Fifth Amendment (a) provided that the Bank Group waive the “Acknowledged Events of Default” and amend certain provisions of the Credit Facility and its accompanying amendments, including requiring us to meet new financial covenants, and (b) limited the revolving committed amount to (i) amounts that ranged from $7 million to $8 million at varying times through June 30, 2003. The stated interest rate on the outstanding Credit Facility remained at prime plus 3%. The Fifth Amendment expires on July 1, 2003, at which time all amounts outstanding pursuant to the Credit Facility are to be paid in full.

On April 5, 2002, we entered into the Sixth Amendment and Waiver Agreement (the “Sixth Amendment”) to the Credit Facility with the Bank Group which amends certain provisions of the Credit Agreement including requiring us to pay an additional $1.5 million from the remaining Phoenix transaction proceeds, to repay such amount on the outstanding balance of the Credit Facility and limits the revolving committed amount to (i) $5.5 million through May 31, 2002; (ii) $6.5 million from June 1, 2002 through March 31, 2003, and (iii) $5.7 million from April 1, 2003 through June 30, 2003.

At December 31, 2002, we were in compliance with all the financial covenants of the Credit Facility (See Note 2).

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	INDEBTEDNESS – (Continued)

Aggregate annual principal maturities for indebtedness as of December 31, 2002 are as follows:

2003	$6,979,850
2004	51,564

$7,031,414

11.	WARRANT PAYABLE

The Warrant was issued to the Bank Group to purchase approximately 1.5 million shares of our common stock at an exercise price of $.01 per share. The Warrant was scheduled to expire on April 3, 2011.

The Warrant contained a “clawback” provision which allowed the number of shares to be issued under the Warrant to be reduced to the extent we made voluntary prepayments which exceed $5 million in the aggregate on or before March 31, 2002 and there were no events of default on the Credit Facility. The number of shares to be issued under the Warrant was to be reduced on a pro rata basis based on the ratio of (a) the aggregate amount of such prepayments prior to March 31, 2002, and (b) the total outstanding indebtedness of the Company prior to the application of such prepayments. In addition, if on or before March 31, 2002, the outstanding principal of the Credit Facility was reduced to $13,920,635 or less, the number of shares to be issued under the Warrant was reduced to zero.

The Warrant also contained a “put” provision whereby the holders of the Warrant could put the Warrant to us for cash, based upon the difference between the fair value of the underlying common stock, as defined, and the exercise price, at the earliest of the following: (a) March 31, 2002, and (b) one of the following (i) the consummation of an Organic Change as defined (including a sale or a dilution of ownership of any subsidiary), (ii) the occurrence of a Change of Control of the Company, as defined, (iii) the consummation of a public offering by the Company, or (iv) the occurrence of an event of default, under the Credit Facility. The fair value of the underlying common stock for purposes of the put provision was defined as the average closing price of our common stock for the thirty trading days immediately preceding the put date.

The estimated fair value of the Warrant on April 3, 2001, the issuance date, was approximately $1.5 million. Such amount was determined using the Model and assumptions similar to those used for valuing our stock options. Such amount was recorded as a deferred financing cost and was being amortized over the life of the Credit Facility. At December 31,

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.	WARRANT PAYABLE – (Continued)

2001, the total fair value of the warrant was approximately $1.3 million using the Model and similar assumptions. The adjustment to the liability for the put feature from the issuance date to December 31, 2001 was recorded as an adjustment to interest expense for the year ended December 31, 2001.

In connection with the repayment of approximately $28.9 million of the outstanding balance on the Credit Facility and the execution of the Fifth Amendment, the Warrant was effectively cancelled.

12.	MANDATORILY REDEEMABLE PREFERRED STOCK

We have outstanding 40,000 shares of mandatorily redeemable preferred stock (the “Preferred Stock”) which entitles the holders to dividends payable in cash and non-cash distributions equal to the product of (x) 8.33 and (y) any per share dividend and distributions paid on shares of the common stock. The Preferred Stock is mandatorily redeemable by us at a price of $100 per share upon public offerings subsequent to February 13, 1998, change of control or when we achieve net income of $10 million over four consecutive quarters.

13.	EARNINGS (LOSS) PER COMMON SHARE

The following is the computation of basic and diluted loss per common share:

	For the Years Ended December 31,
	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2002:
Basic	$7,890,828	9,740,001	$0.81

Loss per share of common stock—diluted	$7,890,828	9,740,001	$0.81	(1)

2001:
Basic	$(36,599,308)	9,740,001	$(3.76)

Loss per share of common stock—diluted	$(36,599,308)	9,740,001	$(3.76	)(1)

2000:
Basic	$(12,089,162)	9,687,120	$(1.25)

Loss per share of common stock—diluted	$(12,089,162)	9,687,120	$(1.25	)(1)

(1)	Since the effects of stock options and earnout contingencies are anti-dilutive for the years ended December 31, 2002, 2001 and 2000, these effects have not been included in the calculation of diluted earnings per share for the years ended December 31, 2002, 2001 and 2000.

14.	STOCK OPTION PLAN

Effective May 1, 1997, we adopted the 1997 Stock Option Plan (the “Plan”) which is administered by the Stock Option Subcommittee of our Compensation Committee. The maximum number of shares of common stock available for award under the Plan was 800,000. During 1999, the Compensation Committee approved a resolution to increase the maximum number of shares of common stock available for award under the Plan to 1,300,000. The exercise price of each option must equal or exceed the fair market value of the Company’s stock on the date of the grant. An option’s maximum term is 10 years. The Stock Option Subcommittee determines vesting terms at the time of grant, which range from 3 to 5 years. The Plan terminates effective April 30, 2007.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.	STOCK OPTION PLAN — (Continued)

On February 27, 2001, our Board of Directors approved a voluntary stock option cancel and regrant program for employees. The program provided employees and the Board of Directors with the opportunity to cancel all or a portion of their existing and outstanding stock options granted to them before March 31, 2001, in exchange for a new option grant to be granted at a future date. The new options were issued in October 2001 and the exercise price of the new options was based on the trading price of our common stock on the date the new options were granted. As a result, 558,850 options with exercise prices ranging from $1.25 to $12.00 per share were forfeited and the Company granted 413,250 new options at an exercise price of $0.81 per share, the fair market value on the date of the grant. The exchange program was designed to comply with FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” therefore, we recognized no compensation expense in connection with such voluntary stock option cancel and regrant program.

In March 2001, the Board of Directors approved an increase in the number of available options to 1,429,000. Then in July 2002, the Board of Directors and the shareholders of the Company approved an increase in the number of options to 1,929,000.

A summary of the status of the Plan as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

	2002		2001		2000
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	956,250	$1.43	1,026,900	$4.42	941,250	$5.09
Granted	645,000	0.48	537,400	0.82	205,500	2.07
Exercised	—	—	—	—	8,000	1.25
Forfeited	564,100	1.55	608,050	6.02	111,850	5.39

Outstanding at end of year	1,037,150	0.74	956,250	1.43	1,026,900	4.42

Options exercisable at end of year	172,572		194,030		286,290

Weighted-average fair value of
options granted during the year		$0.40		$0.66		$1.70

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.25 – $0.86	924,550	9.2 years	$0.58	96,352	$0.75
$1.25 – $2.38	109,000	7.0	1.72	73,000	$1.81
$9.00 – $12.00	3,600	6.4	11.17	3,400	$11.29

$0.25 – $12.00	1,037,150	9.0 years	$0.74	172,752	$1.40

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	RELATED PARTY TRANSACTIONS

We subleased a portion of our leased office space to a stockholder-controlled corporation on a month-to-month basis for $24,200 during the year ended December 31, 2000. The sublease arrangement terminated in June 2000.

We paid $151,800, $75,000 and $50,000 in consulting fees to a member of the Board of Directors for consulting services rendered during the years ended December 31, 2002, 2001 and 2000, respectively.

In April 2002, we entered into an advisory services agreement with one of our Board members, which was terminated in June 2002. We paid $75,000 in advisory fees under this agreement during the year ended December 31, 2002. Then in July 2002, we entered into another consulting agreement (“Consulting Agreement”) with this Board member. This Board member agreed to serve as Interim President and CEO of AM Medica on a month-to-month basis with 30 days written notice required for cancellation. The Consulting Agreement was still in effect at December 31, 2002. We paid $50,000 in consulting fees under the Consulting Agreement during the year ended December 31, 2002.

16.	DEFINED CONTRIBUTION PLANS

We have defined contribution employee benefit plans which cover substantially all of our employees. We may make discretionary contributions to our plans. During the years ended December 31, 2002 and 2001, no amounts were contributed to the plans. We contributed $64,236 to our plans for the year ended December 31, 2000, related to continuing operations.

17.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2005, certain of whom are our stockholders. The employment agreements have terms up to five years and require annual base salary payments of $1,757,300 and bonus amounts of up to $300,010 per year, including $358,000 accrued severance payable to a former employee.

Contingent Consideration in Business Acquisitions

In connection with certain acquisitions, we entered into contractual arrangements whereby our common stock and cash may be issued to former owners of acquired businesses upon attainment of specified financial criteria over three to five years as set forth in their respective agreements. The amount of common shares and cash to be issued cannot be fully determined until the periods expire and the attainment of the criteria is established. If the criteria are attained, but not exceeded, the amount of shares, which could be issued, and cash, which could be paid subsequent to December 31, 2002 under all agreements is 5,997,989 shares and $4,258,572, respectively. If the targets are exceeded by 10%, the amount of shares, which could be issued, and cash, which could be paid, subsequent to December 31, 2002 under all agreements is 6,420,525 shares and $4,558,572, respectively. We account for the additional consideration when the specified financial criteria are achieved and such additional consideration is payable, as additional purchase price for the related acquisition.

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

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	COMMITMENTS AND CONTINGENCIES – (Continued)

$850,000 plus additional unspecified punitive damages. We have denied the allegations of the Complaint, and intend to defend vigorously. While we believe the claims have no legal basis, we cannot provide assurances as to the outcome of the litigation.

Operating Leases

We lease office space and operating equipment under non-cancelable operating leases with terms ranging of up to ten years and expiring at various dates through April 2011. Rent expense from continuing operations under operating leases was $2,069,808, $2,152,751 and $2,485,913 for the years ended December 31, 2002, 2001 and 2000, respectively.

Aggregate minimum annual rentals under the operating leases as of December 31, 2002 are as follows:

2003	$1,891,379
2004	1,954,975
2005	1,990,986
2006	1,215,553
2007	1,130,633
Thereafter	2,913,680

$11,097,206

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of accounts receivable, other assets, accounts payable, accrued expenses, capital lease obligations, amounts due under our Credit Facility and deferred revenue approximates fair value.

The fair value of our long-term debt is determined by calculating the present value of expected future cash outlays associated with our debt instruments. The discount rate used is equivalent to the current rate offered to us for debt of the same maturities at December 31, 2002. The fair value of the Company’s long-term indebtedness approximates the carrying value thereof.

19.	SEGMENTS

Our reportable segments are strategic business units that offer different products and services to different industries in the United States.

Our reportable segments through December 31, 2002 were as follows:

—	Pharmaceutical Marketing Service Segment (“Pharmaceutical”)—provides outsourced services to the pharmaceutical industry.

—	Consumer and Business Services Segment (“Consumer”)—provides consumer and multilingual telemarketing services to the telecommunications, consumer products, insurance and financial services industries.

The Pharmaceutical Segment consists of two business units: TMS (pharmaceutical division), and AM Medica.

Our accounting policies for these segments are the same as those described in Note 3, Significant Accounting Policies. In addition, we evaluate the performance of our segments and allocate resources based on gross margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income (loss). The tables below present information about our reportable segments for our continuing operations used by our chief operating decision-maker as of and for the years ended December 31, 2002, 2001, and 2000. The following information about reportable segments for the years ended December 31, 2002, 2001 and 2000 excludes the results of Phoenix (previously included in the Pharmaceutical segment) and CAG (previously included in the Other segment) as such amounts have been reclassified as discontinued operations (see Note 6 except for balance sheet information for 2001 and 2000).

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.	SEGMENTS – (Continued)

	Pharmaceutical	Consumer	Segment Total	Reconciliation	Total
2002:
Revenues	$26,869,422	$21,564,113	$48,433,535	—	$48,433,535
Gross profit	8,499,507	8,949,385	17,448,892	—	17,448,892
Income (loss) from operations	1,827,601	1,671,178	3,498,779	(3,325,803)	172,976
EBITDA (1)	2,529,846	2,729,795	5,259,641	(3,251,173)	2,008,468
Depreciation expense	460,109	1,058,617	1,518,726	74,630	1,593,356
Amortization expense	242,136	—	242,136	—	242,136
Total assets	11,746,413	15,611,195	27,357,608	2,073,132	29,430,740

2001:
Revenues	$30,736,047	$17,454,793	$48,190,840	$—	$48,190,840
Gross profit	8,621,447	7,257,460	15,878,907	—	15,878,907
Income (loss) from operations	(31,221,196)	(555,553)	(31,776,749)	(1,081,285)	(32,858,034)
EBITDA (1)(2)	(28,648,092)	508,645	(28,139,447)	(1,033,876)	(29,173,323)
Depreciation expense	442,086	1,064,198	1,506,284	47,409	1,553,693
Amortization expense	2,131,018	—	2,131,018	—	2,131,018
Total assets	39,633,569	15,742,842	55,376,411	2,155,117	57,531,528

2000:
Revenues	$31,723,406	$29,248,688	$60,972,094	$—	$60,972,094
Gross profit	10,177,178	11,699,494	21,876,672	—	21,876,672
Income (loss) from operations	1,921,533	(7,033,268)	(5,111,735)	(1,186,479)	(6,298,214)
EBITDA (1)(3)	4,456,849	(5,776,522)	(1,319,673)	(1,136,853)	(2,456,526)
Depreciation expense	401,115	1,107,213	1,508,328	49,626	1,557,954
Amortization expense	2,134,201	149,533	2,283,734	—	2,283,734
Total assets	74,598,403	14,133,576	88,731,979	4,248,419	92,980,398

(1) EBITDA is calculated by taking income (loss) from operations and adding depreciation and amortization expense.

(2) Amount includes approximately $32.0 million in write-off of intangible assets relating to continuing operations (see Note 3).

(3) Amount excludes approximately $7.8 million loss on sale of business (see Note 5).

PART III

ITEM	9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

There were no reportable events.

ITEM 10. Directors and Executive Officers of the Registrant

The information appearing under the caption “Executive Officers” in the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on or about July 8, 2003, and to be filed no later than April 30, 2003 (the “Proxy Statement”), is incorporated herein by reference.

ITEM 11. Executive Compensation

The information appearing under the caption “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,037,150	$0.74	891,850
Equity compensation plans not approved by security holders	—	—	—
Total	1,037,150	$0.74	891,850

ITEM 13. Certain Relationships and Related Transactions

The information appearing under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Office, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14(c) and 15d– 14(c) Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Company required to be included in this annual report.

(b) Changes in Internal Controls

There were no significant change in our internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above. As a result, no corrective actions were required or undertaken.

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following report and Consolidated Financial Statements and the Notes thereto are filed as part of this report beginning on page F-1, pursuant to Item 8.

(a)(1) Financial Statements.

Report of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Common Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Schedule.

Schedule II: Valuation and Qualifying Accounts

Years Ended December 31, 2002, 2001, and 2000

	Balance at Beginning of Period	Charged to Expense (1)	Deductions (1)	Balance at End of Period
Year ended December 31, 2002:

Allowance for doubtful accounts	$80,723	$225,050	$176,343	$129,430
Deferred tax asset valuation allowance	14,595,513	—	2,670,268	11,925,245

Year ended December 31, 2001:

Allowance for doubtful accounts	128,588	216,780	(264,645)	80,723
Deferred tax asset valuation allowance	813,951	13,781,562	—	14,595,513

Year ended December 31, 2000:

Allowance for doubtful accounts	113,082	436,432	(420,926)	128,588
Deferred tax asset valuation allowance	—	813,951	—	813,951

All other schedules have been omitted because they are not applicable or are not required under Regulation S-X.

(1) Includes changes associated with discontinued operations.

(a)(3) Exhibits

Index to Exhibits

Exhibit Number

2(a)

Agreement and Plan of Merger, dated as of December 6, 1996, by and between the Company and TelAc, Inc. (incorporated by reference to Exhibit 2(a) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(b)

Recapitalization and Investment Agreement, dated December 6, 1996, by and among Telephone Access, Inc., the shareholders of Telephone Access, Inc., Abbingdon Venture Partners Limited Partnership (“Abbingdon-I”), Abbingdon Venture Partners Limited Partnership-II (“Abbingdon-II”) and Abbingdon Venture Partners Limited Partnership-III (“Abbingdon-III”) (incorporated by reference to Exhibit 2(b) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(c)

Agreement of Purchase and Sale, dated as of January 1, 1997, by and among TeleManagement Services, Inc., Lee H. Edelstein and TLM Holdings Corp. (incorporated by reference to Exhibit 2(c) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(d)

Agreement of Purchase and Sale, dated as of September 1, 1997, by and among Hispanic Market Connections, Inc., M. Isabel Valdes and the Company (incorporated by reference to Exhibit 2(d) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(e)

Agreement of Purchase and Sale, dated as of October 1, 1997, by and among Phoenix Marketing Group, Inc., Douglas Rebak, Joseph Macaluso and the Company (incorporated by reference to Exhibit 2(e) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(f)

Agreement of Purchase and Sale, dated as of October 24, 1998, by and among AM Medica Communications, Ltd., Ann Holmes and the Company (incorporated by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated October 24, 1998).

3(a)

Amended and Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

3(c)

Certificate of Ownership and Merger of Access Worldwide Communications, Inc. into the Company (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for year ended December 31, 1998).

4(a)*

The Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

4(b)

Preferred Stock, Series 1998 Agreement by and between the Company and Abbingdon-I and Abbingdon-II (incorporated by reference to Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(a)

Credit Agreement, dated April 9, 1998, by and among the Company, NationsBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(b)

Credit Agreement, dated March 12, 1999, by and among the Company, certain subsidiaries of the Company as guarantors, NationsBank, N.A., as lender and agent and the other lenders party thereto (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(c)

6% Convertible Subordinated Promissory Note of the Company, dated October 17, 1997, payable to the order of Phoenix Marketing Group, Inc. (incorporated by reference to Exhibit 10(i) to the Company’s Registration

Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(d)

6% Redeemable Subordinated Promissory Note of the Company, dated October 17, 1997, payable to the order of Phoenix Marketing Group, Inc. (incorporated by reference to Exhibit 10(j) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(e)

Stock Purchase Agreement, dated December 6, 1996, by and between the Company and John E. Jordan (incorporated by reference to Exhibit 10(k) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(f)

Stock Purchase Agreement, dated January 15, 1997, between TLM Holdings Corp. and Lee H. Edelstein (incorporated by reference to Exhibit 10(l) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(g)

Stock Purchase Agreement, dated April 1, 1997, by and between the Company and John Fitzgerald (incorporated by reference to Exhibit 10(m) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(h)*

Employment Agreement, dated December 6, 1996, by and between the Company and John E. Jordan (incorporated by reference to Exhibit 10(n) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(i)*

Employment Agreement, dated January 15, 1997, by and between TLM Holdings Corp. and Lee Edelstein (incorporated by reference to Exhibit 10(o) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(j)*

Employment Letter Agreement, dated April 1, 1997, by and between the Company and John Fitzgerald (incorporated by reference to Exhibit 10(p) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(k)*

Employment Agreement, dated August 1, 1997, by and between the Company and Michael Dinkins (incorporated by reference to Exhibit 10(q) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(l)*

Employment Agreement, dated October 17, 1997, by and between the Company and Douglas Rebak (incorporated by reference to Exhibit 10(r) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(m)

Agreement, effective January 1, 1997, by and between the Company and Sprint United Management Company, together with contract orders related thereto (incorporated by reference to Exhibit 10(s) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(n)

Database Licensee Agreement for the AMA Physician Professional Data, effective January 1, 1996, between the Company and the American Medical Association (incorporated by reference to Exhibit 10(t) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(o)

6.5% Subordinated Promissory Note of the Company, dated October 24, 1998, payable to the order of Ann Holmes (incorporated by reference to Exhibit 2(b) to the Company’s Current Report on Form 8-K dated October 24, 1998).

10(p)*	Employment Agreement, dated October 24, 1998, by and between the Company and Ann Holmes (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 24, 1998).

10(q)*

Employment Agreement, dated January 15, 1997, by and between TLM Acquisition Corp. (a subsidiary of the Company) and Mary Sanchez (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10	(r)*

Employment Agreement, dated September 24, 1997, by and between the Company and M. Isabel Valdes (incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10	(s)*	Employment Agreement between the Company and Michael Dinkins (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10	(t)*

Severance Arrangement/Closing Inducement between the Company and Richard Lyew (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10	(u)*

Severance Arrangement/Closing Inducement between the Company and John Hamerski (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10	(v)*

Severance Arrangement/Closing Inducement between the Company and Mary Sanchez (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10	(w)*

Severance Arrangement/Closing Inducement between the Company and Andrea Greenan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10	(x)

Amendment Agreement and Waiver to Credit Agreement, dated April 14, 2000, by and among the Company, certain subsidiaries of the Companyas guarantors, Bank of America, N.A., successor to NationsBank,N.A., as lender and agent and the other lenders party (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form10-K for the year ended December 31, 1999).

10	(y)*

Consultant Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10	(z)

Amendment to Subordinated Promissory Notes of the Company, dated April 14, 2000, payable to the order of Ann Holmes (incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10	(aa)

Amendment to Note Subordination Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10	(bb)

Amendment to Contingent Subordination Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10	(cc)

Amendment to Agreement of Purchase and Sale, dated April 14, 2000, by and among AM Medica Communications, Ltd., Ann Holmes and the Company (incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10	(dd)

Amendment to Subordinated Security Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10	(ee)

Amendment to Subordinated Promissory Note of the Company, dated April 4, 2000, payable to the order of Lee Edelstein (incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10	(ff)

Amendment to Agreement of Purchase and Sale, dated April 14, 2000, by and among TeleManagement Services, Inc., Lee Edelstein and the Company (incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10	(gg)	Asset Purchase Agreement, dated May 15, 2000, between Merkafon International Ltd. and AWWC Texas I

Limited Partnership (incorporated by reference to Exhibit 10(gg) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10(hh)*

Employment Agreement, dated December 5, 2000, by and between the Company and John Hamerski (incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10(ii)

Fourth Amendment and Waiver Agreement, dated April 3, 2001, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(ii) to the Company’s Form 8-K filed on April 12, 2001).

10(jj)	Common Stock Purchase Warrant (incorporated by reference to Exhibit10(jj) to the Company’s Form 8-K filed on April 12, 2001).

10(kk)

Registration Rights Agreement, dated April 3, 2001, among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10 (kk) to the Company’s Form 8-K filed on April 12, 2001).

10(ll)

Warrant Escrow Agreement, dated April 3, 2001, among the Company and Bank of America, N.A., as agent for the Lenders named within and Investors Title Accommodation Corporation, as escrow agent (incorporated by reference to Exhibit 10(ll) to the Company’s Form 8-K filed on April 12, 2001).

10(mm)	Press release of Access Worldwide, dated April 9, 2001 (incorporated by reference to Exhibit 10(mm) to the Company’s Form 8-K filed on April 12, 2001).

10(nn)*	Form of Option Plan Agreement (incorporated by reference to Exhibit10(nn) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10(oo)

Asset Purchase Agreement, dated December 19, 2002, by and between Phoenix Marketing Group (Holdings), Inc. and Access Worldwide Communications, Inc., as Seller, and Express Scripts, Inc. as Buyer, (incorporated by reference to Appendix A to Access Worldwide’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 2002).

10(pp)

Fifth Amendment and Waiver Agreement, dated February 22, 2002, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(pp) to the Company’s Form 8-K filed on February 25, 2002).

10(qq)

Sixth Amendment and Waiver Agreement, dated April 5, 2002, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10 (qq) to the Company’s Form 10-K filed on April 12, 2002).

10 (rr)*	Employment Agreement, dated March 4, 2002, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10 (rr) to the Company’s Form 10-K filed on May 16, 2002).

10 (ss)*	Employment Agreement, dated March 30, 2002, by and between the Company and Shawkat Raslan (incorporated by reference to Exhibit 10 (ss) to the Company’s Form 10-K filed on May 16, 2002).

10 (tt)

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – June 30, 2002 (incorporated by reference to Exhibit 10 (tt) to the Company’s Form 10-Q filed on August 9, 2002).

10 (uu)

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – June 30, 2002 (incorporated by reference to Exhibit 10 (uu) to the Company’s Form 10-Q filed on August 9, 2002).

10 (xx)	Press release of Access Worldwide, dated April 3, 2003 (incorporated by reference to Exhibit 10 (vv) to the Company’s Form 8-K filed on April 3, 2003).

10 (vv)

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – September 30, 2002 (incorporated by reference to

Exhibit 99.1 to the Company’s Form 10-Q filed on November 5, 2002).

10 (ww)

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – September 30, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q filed on November 5, 2002).

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – December 31, 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – December 31, 2002.

24	Powers of Attorney (set forth below).

* Management contract or compensatory plan or arrangement.

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

Dated: April 15, 2003

ACCESS WORLDWIDE COMMUNICATIONS, INC.

By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ SHAWKAT RASLAN (Shawkat Raslan)	Chairman, President and Chief Executive Officer (principal executive officer)	April 15, 2003

/S/ JOHN HAMERSKI (John Hamerski)	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 15, 2003

/S/ LIAM S. DONOHUE (Liam S. Donohue)	Director	April 15, 2003

/S/ LEE H. EDELSTEIN (Lee H. Edelstein)	Director	April 15, 2003

/S/ ORHAN SADIK-KHAN (Orhan Sadik-Khan)	Director	April 15, 2003

/S/ CARL H. TIEDEMANN (Carl H. Tiedemann)	Director	April 15, 2003

/S/ CHARLES WEIL (Charles Weil)	Director	April 15, 2003

CERTIFICATION

I, Shawkat Raslan, certify that:

1.	I have reviewed this annual report on Form 10-K of Access Worldwide Communications, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-l4) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By:	/s/ SHAWKAT RASLAN
Shawkat Raslan
Chairman, President and Chief Executive Officer

CERTIFICATION

I, John Hamerski, certify that:

1.	I have reviewed this annual report on Form 10-K of Access Worldwide Communications, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-l4) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

By:	/s/ JOHN HAMERSKI
John Hamerski
Chief Financial Officer

Exhibit Index

Ex #	Exhibit Description

99.1	Certificate Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06-Shawkat Raslan, Chief Executive Officer – December 31, 2002.

99.2	Certificate Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06-John Hamerski, Chief Financial Officer – December 31, 2002.