Form 10-Q
period 2003-03-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2003-05-14
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-23489

Access Worldwide Communications, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1309227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4950 Communication Ave., Suite 300 Boca Raton, Florida	33431
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (561) 226-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class.	Name of each exchange on which registered.
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of share outstanding of the registrant’s common stock, $.01 par value, as of May 13, 2003 was 9,740,501.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$629,075	$2,197,209
Accounts receivable, net of allowance for doubtful accounts of $168,541 and $129,430, respectively	10,103,738	9,663,853
Unbilled receivables	2,972,740	3,005,335
Other assets, net	1,192,679	528,053

Total current assets	14,898,232	15,394,450
Property and equipment, net	4,529,043	4,804,536
Intangible assets, net	9,025,886	9,062,900
Other assets, net	168,854	168,854

Total assets	$28,622,015	$29,430,740

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of indebtedness	$5,344,596	$5,255,559
Current portion of indebtedness - related parties	1,308,562	1,724,291
Accounts payable and accrued expenses	6,469,600	8,237,974
Accrued salaries, wages and related benefits	1,548,465	2,284,096
Deferred revenue	3,676,865	935,971
Accrued interest and related party expenses	19,755	23,990

Total current liabilities	18,367,843	18,461,881

Long-term portion of indebtedness	41,943	51,564
Other long-term liabilities	306,517	314,259
Mandatorily redeemable preferred stock, $.01 par value: 2,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities and mandatorily redeemable preferred stock	22,716,303	22,827,704

Commitments and contingencies

Common stockholders’ equity:
Common stock, $.01 par value: voting: 20,000,000 shares authorized; 9,740,501 and 9,740,001 shares issued and outstanding, respectively	97,405	97,400
Additional paid-in capital	63,669,294	63,636,069
Accumulated deficit	(57,829,637)	(57,130,433)
Unearned stock compensation	(31,350)	—

Total common stockholders’ equity	5,905,712	6,603,036

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ equity	$28,622,015	$29,430,740

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002
Revenues	$12,236,508	$9,318,654
Cost of revenues	8,288,286	5,824,676

Gross profit	3,948,222	3,493,978
Selling, general and administrative expenses	4,456,413	4,434,644
Amortization expense	37,014	60,536

Loss from operations	(545,205)	(1,001,202)
Interest income	5,919	5,511
Interest income – related parties	—	197,484
Interest expense – related parties	(40,865)	(87,536)
Interest expense	(119,053)	(149,524)

Loss before income taxes	(699,204)	(1,035,267)
Income tax expense	—	—

Loss from continuing operations	(699,204)	(1,035,267)

Discontinued operations (Note 8):
Loss from discontinued operations, net of income tax benefit of $75,560 in 2002	—	(500,151)
Gain on disposal of segments, net of income tax expense of $1,316,110 in 2002	—	8,709,787

	—	8,209,636

Net (loss) income	$(699,204)	$7,174,369

Basic (loss) earnings per share of common stock:
Continuing operations	$(0.07)	$(0.11)

Discontinued operations	$—	$0.84

Net (loss) income	$(0.07)	$0.74

Weighted average common shares outstanding	9,740,168	9,740,001

Diluted (loss) earnings per share of common stock:
Continuing operations	$(0.07)	$(0.11)

Discontinued operations	$—	$0.84

Net (loss) income	$(0.07)	$0.74

Weighted average common shares outstanding	9,740,168	9,740,001

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2003

			Additional Paid-in-Capital	Accumulated Deficit	Deferred Compensation	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2002	9,740,001	$97,400	$63,636,069	$(57,130,433)	—	$6,603,036
Unearned stock compensation expense	—	—	33,000	—	$(33,000)	—
Amortization of unearned stock compensation	—	—	—	—	1,650	1,650
Stock options exercised	500	5	225	—	—	230
Net loss for the period ended March 31, 2003	—	—	—	(699,204)	—	(699,204)

Balance, March 31, 2003	9,740,501	$97,405	$63,669,294	$(57,829,637)	$(31,350)	$5,905,712

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2003	2002
Cash flows from operating activities:
Net (loss) income	$(699,204)	$7,174,369
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	426,646	454,467
Amortization of deferred financing costs	11,597	159,366
Amortization of unearned stock compensation	1,650	—
Gain on disposition of discontinued operations	—	(10,025,897)
Changes in discontinued operations	—	(652,191)
Allowance for doubtful accounts	39,111	27,500
Changes in operating assets and liabilities:
Accounts receivable	(478,996)	(3,997,198)
Unbilled receivables	32,595	598,580
Other assets	(556,223)	2,150,540
Accounts payable and accrued expenses	(1,776,116)	(1,491,138)
Accrued salaries, wages and related benefits	(735,632)	233,360
Accrued interest and related party expenses	(4,235)	7,155
Deferred revenue	2,740,895	4,634,358

Net cash used in operating activities	(997,912)	(726,729)

Cash flows from investing activities:
Additions to property and equipment	(114,139)	(251,517)
Changes in property and equipment from discontinued operations	—	(267,830)
Net proceeds from sale of discontinued operations	—	31,785,496

Net cash (used in) provided by investing activities	(114,139)	31,266,149

Cash flows from financing activities:
Payments on capital leases	(9,621)	—
Issuance of common stock	230	—
Borrowings (payments) under credit facility	89,037	(28,302,237)
Payments of deferred financing costs	(120,000)	26,203
Payment of related party debt	(415,729)	(369,620)

Net cash used in financing activities	(456,083)	(28,645,654)

Net (decrease) increase in cash and cash equivalents	(1,568,134)	1,893,766
Cash and cash equivalents, beginning of period	2,197,209	3,373,422

Cash and cash equivalents, end of period	$629,075	$5,267,188

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Access Worldwide Communication, Inc. (“Access Worldwide,” “we”, “our”, “us”, or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, we do not include therein all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. For further information, refer to our consolidated financial statements and footnotes included in our Annual Report on Form 10-K.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In our opinion, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

2.     RECLASSIFICATIONS

Certain reclassifications have been made to the March 31, 2002 consolidated financial statements to conform to the March 31, 2003 presentation. Such reclassifications did not change our net loss or total common stockholders’ equity, as previously reported.

3.     INCOME TAX

The effective tax rate used by us to record income tax expense for the three months ended March 31, 2003 differs from the federal statutory rate primarily related to the valuation allowance recorded in connection with the Company’s deferred tax assets. The effective tax rate for the three months ended March 31, 2002 differs from the federal statutory rate primarily due to the utilization of net operating loss carryforwards.

4.     (LOSSES) EARNINGS PER COMMON SHARE

(Losses) earnings per common share are calculated as follows:

For the Three Months Ended March 31,
Shares
2003:
Weighted average number of common shares outstanding – basic	9,740,168

Weighted average number of common shares outstanding – dilutive*	9,740,168

2002:
Weighted average number of common shares outstanding - basic	9,740,001

Weighted average number of common shares outstanding - dilutive*	9,740,001

* Since the effects of the stock options and earnout contingencies are anti-dilutive for the three months ended March 31, 2003 and 2002, these effects have not been included in the calculation of dilutive EPS.

5.     ACCOUNTING PRONOUNCEMENTS

In November 2002, Financial Accounting Standard Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN No. 45 requires recognition of an initial liability for the fair value of the guarantor’s obligation upon issuance of certain guarantees. We adopted the disclosure requirements of FIN 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions which are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of FIN No. 45 had no impact on our results of operations or financial position at adoption or during the three months ended March 31, 2003.

6.    STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the requirements of SFAS No. 123 requiring prominent disclosure in annual and interim financial statements about methods of accounting for stock-based employee compensation and the effects of the method used on reported results. We continue to use the intrinsic value method and, as a result, the implementation of SFAS No. 148 had no impact on our results of operations or financial position at adoption or during the three months ended March 31, 2003.

Had the fair value based method been used to account for such compensation, compensation costs would have increased net (loss) and decreased net income and earnings per share for the three months ended March 31:

	2003	2002
Net (loss) income, as reported	$(699,204)	$7,174,369
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect.	(48,206)	(78,109)
Pro forma net (loss) income	$(747,410)	$7,096,260
(Loss) earnings per share:
Basic – as reported	$(0.07)	$0.74
Basic – pro forma	$(0.08)	$0.73
Diluted – as reported	$(0.07)	$0.74
Diluted – pro forma	$(0.08)	$0.73

7.     COMMITMENTS AND CONTINGENCIES

We are involved in legal actions arising in the ordinary course of our business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operation or cash flow except as described below.

On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of Phoenix Marketing Group (“Phoenix”) in 1997. Messrs. Rebak and Macaluso were two majority shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out agreement. The lawsuit seeks actual damages of $850,000, plus additional unspecified punitive damages. We have denied the allegations of the complaint and intend to defend vigorously. While we believe the claims have no legal basis, we cannot provide assurances as to the outcome of the litigation.

8.     DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reclassified as discontinued operations, the operations of our a) Cultural Access Group division (“CAG”), which provided in-language, in-culture market research services and consulting services to Fortune 500 companies in a variety of industries and was sold on January 31, 2002 to Lumina Americas, Inc. for $1.2 million in cash, plus the assumption of certain liabilities and b) Phoenix, which provided pharmaceutical sample distribution services and was sold on February 25, 2002 to Express Scripts, Inc. for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain of $8.2 million, net of income taxes and expenses incurred in connection with the transactions. Revenues and operating (loss) income for the three months ended March 31, 2002 were $358,008 and $(370,998) for CAG and $4,207,194 and $(7,189) for Phoenix, respectively.

9. INDEBTEDNESS

At December 31, 2002, we were in compliance with all the financial covenants of the Credit Facility. On April 1, 2003, we notified the Bank Group of our inability to make a mandatory payment required to reduce our outstanding debt under the Credit Facility, to the $5.7 million limit, which became effective April 1, 2003 and, therefore, resulted in an event of default pursuant to the Credit Facility. On April 3, 2003, we received a letter from the Bank Group which allows us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations and changes the interest rate to a default rate of prime plus 5% on the outstanding balance of the Credit Facility.

On April 29, 2003, the Company entered into the Seventh Amendment and Waiver Agreement (the “Amendment”) to the Credit Facility. The Amendment allows the Company to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations. In addition, the Amendment increases the effective rate of interest to Bank of America’s prime rate of interest plus 5% and limits the revolving commitment line to $6.1 million through May 14, 2003, with periodic reductions thereafter, including $6.0 million from May 15, 2003 to May 31, 2003, and $5.8 million from June 1, 2003 to June 30, 2003. The outstanding balance on the Credit Facility becomes due on July 1, 2003.

10. SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” our reportable segments are strategic business units that offer different products and services to different industries in the United States and other countries.

The table below presents information about our reportable segments for our continuing operations used by the chief operating decision-maker of the Company for the three months ended March 31, 2003 and 2002. The following information about reportable segments for the period ended March 31, 2002 excludes the results of Phoenix (previously included in the Pharmaceutical segment) and CAG (previously included in the Other segment) as such amounts have been reclassified as discontinued operations (see Note 8).

	Pharmaceutical	Consumer	Segment Total	Reconciliation	Total
2003:
Revenues	$5,764,774	$6,471,734	$12,236,508	—	$12,236,508
Gross profit	1,627,918	2,320,304	3,948,222	—	3,948,222
Income (loss) from operations	(290,298)	422,494	132,196	$(677,401)	(545,205)
EBITDA (1)	(153,261)	682,813	529,552	(648,111)	(118,559)
Depreciation expense	100,023	260,319	360,342	29,290	389,632
Amortization expense	37,014	—	37,014	—	37,014

2002:
Revenues	$4,596,859	$4,721,795	$9,318,654	—	$9,318,654
Gross profit	1,354,992	2,138,986	3,493,978	—	3,493,978
Income (loss) from operations	(408,293)	240,907	(167,386)	$(833,816)	(1,001,202)
EBITDA (1)	(239,200)	508,773	269,573	(816,308)	(546,735)
Depreciation expense	108,557	267,866	376,423	17,508	393,931
Amortization expense	60,536	—	60,536	—	60,536

(1)	EBITDA is calculated by taking income (loss) from operations and adding depreciation and amortization expense. EBITDA a is a non-GAAP measure of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of certain non-cash charges (depreciation and amortization). We believe that EBITDA provides investors with valuable measures to compare our operating performance with the operating performance of other companies.

11. UNEARNED STOCK COMPENSATION

During the three months ended March 31, 2003, the Company granted 150,000 stock options to an executive of the Company with a strike price of $0.50 per share. The Company recorded unearned stock compensation in the amount of $33,000 in connection with the grant. Such amount which is shown as a reduction of stockholder’s equity, will be amortized as compensation expense over the related vesting period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Our revenues increased $2.9 million, or 31.2%, to $12.2 million for the three months ended March 31, 2003, compared to $9.3 million for the three months ended March 31, 2002. Revenues for the Pharmaceutical Segment increased $1.2 million, or 26.1%, to $5.8 million for the three months ended March 31, 2003, compared to $4.6 million for the three months ended March 31, 2002. The increase was primarily attributed to an increase in programs performed for existing customers and an increase in programs for new customers, which was offset by the reduction or completion of programs being performed for existing customers. Revenues for the Consumer Segment increased $1.8 million or 38.3% to $6.5 million for the three months ended March 31, 2003, compared to $4.7 million for the three months ended March 31, 2002. The increase was primarily attributed to an increase in programs performed for one of our existing customers which was offset by a decrease in programs performed for one of our existing customers.

Our cost of revenues increased $2.5 million, or 43.1%, to $8.3 million for the three months ended March 31, 2003, compared to $5.8 million for the three months ended March 31, 2002. Cost of revenues as a percentage of revenues increased to 68.0% for the three months ended March 31, 2003, from 62.4% for the three months ended March 31, 2002. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the three months ended March 31, 2003 increased to 70.7%, compared to 69.6% for the three months ended March 31, 2002. The increase was primarily attributed to an increase in head count of teleservice representatives to meet clients’ existing and new programs. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 64.6% for the three months ended March 31, 2003, from 55.3% for the three months ended March 31, 2002. The increase was attributed to costs incurred to retrain existing employees and train new employees for two weeks instead of one week as required by certain clients.

Our selling, general and administrative expenses increased by $0.1 million, or 2.3%, to $4.5 million for the three months ended March 31, 2003, compared to $4.4 million for the three months ended March 31, 2002. Selling, general and administrative expenses as a percentage of revenues for the Company decreased to 36.9% for the three months ended March 31, 2003, compared to 47.3% for the three months ended March 31, 2002. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 32.8% for the three months ended March 31, 2003, from 37.0% for the three months ended March 31, 2002. The decrease was primarily attributed to an increase in revenues as well as severance expenses recorded in the first quarter of 2002. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased to 29.2% for the three months ended March 31, 2003, compared to 40.4% for the three months ended March 31, 2002. The decrease was primarily attributed to the increase in revenues.

Our amortization expense decreased $0.02 million, or 33.3%, to $0.04 million for the three months ended March 31, 2003, compared to $0.06 million for the three months ended March 31, 2002. The decrease was primarily due to certain intangible assets being fully amortized in 2002.

Our net interest expense increased $0.17 million, or 567%, to $0.2 million net interest expense for the three months ended March 31, 2003, compared to $0.03 million net interest expense for the three months ended March 31, 2002. The increase was attributed to activities for the three months ended March 31, 2002, including interest income from Phoenix Marketing Group division (“Phoenix”) and Cultural Access Group division (“CAG”) intercompany loans for which the corresponding interest expense has been classified as discontinued operations.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reclassified as discontinued operations, the operations of our a) CAG, which provided in-language, in-culture market research services and consulting services to Fortune 500 companies in a variety of industries and was sold on January 31, 2002 to Lumina Americas, Inc. for $1.2 million in cash, plus the assumption of certain liabilities and b) Phoenix, which provided pharmaceutical sample distribution services and was sold on February 25, 2002 to Express Scripts, Inc. for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain of $8.2 million, net of income taxes and expenses incurred in connection with the transactions. Revenues and operating (loss) income for period ended March 31, 2002 were $358,008 and $(370,998) for CAG and $4,207,194 and $(7,189) for Phoenix, respectively.

Liquidity and Capital Resources

At March 31, 2003, we had negative working capital of $3.5 million, as compared to $3.1 million at December 31, 2002. Cash and cash equivalents were $0.6 million at March 31, 2003, compared to $2.2 million at December 31, 2002.

Net cash used in operating activities during the first quarter of 2003 was $1.0 million, compared to $0.7 million used in operating activities during the first quarter of 2002. The increase in net cash used in operating activities was primarily due to a decrease in accounts receivable and billings in excess of costs offset by a decrease in accounts payable and deferred revenues.

Net cash used in investing activities was $0.1 million for the first quarter of 2003, compared to net cash provided by investing activities of $31.3 million for the first quarter of 2002. The decrease was principally attributed to the net proceeds received from the sale of our Phoenix and CAG divisions in the first quarter of 2002.

Net cash used in financing activities was $0.5 million for the first quarter of 2003, compared to net cash used in financing activities of $28.6 million for the first quarter of 2002. The decrease was primarily due to the pay down of our Credit Facility with the net proceeds received from the sale of our Phoenix and CAG divisions in the first quarter of 2002.

At December 31, 2002, we were in compliance with all the financial covenants of the Credit Facility. On April 1, 2003, we notified the Bank Group of our inability to make a mandatory payment required to reduce our outstanding debt under the Credit Facility, to the $5.7 million limit, which became effective April 1, 2003 and, therefore, resulted in an event of default pursuant to the Credit Facility. On April 3, 2003, we received a letter from the Bank Group which allows us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations and changes the interest rate to a default rate of prime plus 5% on the outstanding balance of the Credit Facility.

On April 29, 2003, the Company entered into the Seventh Amendment and Waiver Agreement (the “Amendment”) to the Credit Facility. The Amendment allows the Company to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations. In addition, the Amendment increases the effective rate of interest to Bank of America’s prime rate of interest plus 5% and limits the revolving commitment line to $6.1 million through May 14, 2003, with periodic reductions thereafter, including $6.0 million from May 15, 2003 to May 31, 2003, and $5.8 million from June 1, 2003 to June 30, 2003. The outstanding balance on the Credit Facility becomes due on July 1, 2003.

We can provide no assurance that the Bank Group will continue to allow us to use cash proceeds generated in the ordinary course of business to fund working capital and operations. Also we have been actively taking steps to renegotiate or refinance the Credit Facility with the Bank Group or other lenders. However, we cannot assure you that we will be able to obtain any such negotiated terms or refinancing that is acceptable to the Company or at all.

We believe that our cash and cash equivalents, as well as cash provided by operations and the availability of funding under the Credit Facility as a result of the Bank Group allowing us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations, will be sufficient to fund our current operations through the maturity date of the Credit Facility on July 1, 2003.

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

The auditors’ report on our financial statements included with the Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt regarding our ability to continue as a going concern. If we are not able to renegotiate or refinance our Credit Facility or we are not able to improve our results from continuing operations or our working capital position, we may not be able to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and are subject to interest rate risks on our Credit Facility caused by changes in interest rates. Our ability to limit our exposure to market risk and interest risk is restricted as a result of our current cash management arrangement under the Credit Facility. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Credit Facility is currently at an interest rate of prime, plus 5%. The prime rate is the prime rate published by Bank of America, N.A. A one percent change in the prime interest rate would result in a pre-tax impact to us on earnings of approximately $0.05 million per year.

ITEM 4. CONTROLS A ND PROCEDURES

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

Risk Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. These statements represent our current expectations, beliefs, future plans and strategies, anticipated events or trends concerning matters that are not historical facts. Such forward-looking statements include, among others:

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

Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

•	Ability to continue as a going concern;

•	Risks associated with our Credit Facility;

•	Competition from other third-party providers and those of our clients and prospects who may decide to do the work that we do in-house;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Potential consumer saturation reducing the need for our services;

•	Certain needs for our growth;

•	Our dependence on the continuation of the trend towards outsourcing;

•	Dependence on the industries we serve;

•	The effect of changes in a drug’s life cycle;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major customers;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and our labor force and recent changes in management;

•	The possible prolonged impact of the events of September 11, 2001, war and other international conflicts, and the general downturn in the U.S. economy;

•	The effects of an interruption of our business;

•	Risks as a result of our downsizing;

•	Risks associated with our stock trading on the OTC Bulletin Board; and

•	The volatility of our stock price.

The Company assumes no duty to update any forward-looking statements. For a more detailed discussion of these risks and others that could affect the Company’s results, see the Company’s filings with the Securities and Exchange Commission, including the risk factors section of Access Worldwide’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

PART II–OTHER INFORMATION

Item 6. Ex hibits and Reports on Form 8-K

(a)	Exhibits

10(xx)	Amendment to the Employment Agreement, dated March 4, 2002, by and between the Company and Lee Edelstein.*

10(yy)	Third Amendment to the Consulting Agreement, dated June 24, 1999, by and between the Company and Lee Edelstein.*

10(zz)	Assignment of Consulting Agreement, dated June 24, 1999, by and between the Company and Lee Edelstein.*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Shawkat Raslan, Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John Hamerski, Chief Financial Officer.

* Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: May 14, 2003	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President, and Chief Executive Officer

Date: May 14, 2003	By:	/s/ JOHN HAMERSKI
John Hamerski, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

CERTIFICATION

I, Shawkat Raslan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Access Worldwide Communications, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-l4) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	Signature:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

CERTIFICATION

I, John Hamerski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Access Worldwide Communications, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-l4) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	Signature:	/s/ JOHN HAMERSKI
John Hamerski, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Index to Exhibits

Exhibit No.	Exhibit Description
10(xx)	Amendment to the Employment Agreement, date March 4, 2002, by and between the Company and Lee Edelstein.*

10(yy)	Third Amendment to the Consulting Agreement, dated June 24, 1999, by and between the Company and Lee Edelstein.*

10(zz)	Assignment of Consulting Agreement, dated June 24, 1999, by and between the Company and Lee Edelstein.*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Shawkat Raslan, Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – John Hamerski, Chief Financial Officer.

*	Management contract or compensatory plan or arrangement.