Form 10-Q
period 2003-06-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2003-08-14
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2003

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

Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of August 11, 2003 was 9,740,501.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$638,911	$2,197,209
Restricted cash	123,000	—
Accounts receivable, net of allowance for doubtful accounts of $666,389 and $129,430, respectively	11,290,837	9,663,853
Unbilled receivables	2,241,366	3,005,335
Other assets, net	1,789,104	528,053

Total current assets	16,083,218	15,394,450
Property and equipment, net	4,374,615	4,804,536
Intangible assets, net	8,988,892	9,062,900
Restricted cash	711,000	—
Other assets, net	168,853	168,854

Total assets	$30,326,578	$29,430,740

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of indebtedness	$3,546,978	$5,255,559
Current portion of indebtedness – related parties	383,334	1,724,291
Accounts payable and accrued expenses	8,048,622	8,540,869
Deferred revenue	5,149,544	717,310
Accrued salaries, wages and related benefits	1,993,360	2,199,862
Accrued interest and other related party expenses	3,194	23,990

Total current liabilities	19,125,032	18,461,881
Long-term portion of indebtedness	41,943	51,564
Other long-term liabilities	298,054	314,259
Convertible notes subscriptions payable	1,840,000	—
Mandatorily redeemable preferred stock, $.01 par value: 2,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities and mandatorily redeemable preferred stock	25,305,029	22,827,704

Commitments and contingencies

Common stockholders’ equity:
Common stock, $.01 par value: voting: 20,000,000 shares authorized; 9,740,501 and 9,740,001 shares issued and outstanding, respectively	97,405	97,400
Additional paid-in capital	63,669,294	63,636,069
Accumulated deficit	(58,715,450)	(57,130,433)
Unearned stock compensation	(29,700)	—

Total common stockholders’ equity	5,021,549	6,603,036

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ equity	$30,326,578	$29,430,740

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$13,962,773	$14,945,422	$26,199,281	$24,264,076
Cost of revenues	9,396,139	9,800,887	17,684,425	15,625,563

Gross profit	4,566,634	5,144,535	8,514,856	8,638,513

Selling, general and administrative expenses	(5,459,579)	(4,132,856)	(9,915,992)	(8,567,500)
Gain on extinguishment of indebtedness – related party	299,555	—	299,555	—
Amortization expense	(36,994)	(60,532)	(74,008)	(121,068)

(Loss) income from operations	(630,384)	951,147	(1,175,589)	(50,055)
Interest income	3,120	11,146	9,039	16,657
Interest income —related parties	—	—	—	197,484
Interest expense—related parties	(27,313)	(76,929)	(68,178)	(164,465)
Interest expense	(231,236)	(144,499)	(350,289)	(294,023)

(Loss) income before income tax expense	(885,813)	740,865	(1,585,017)	(294,402)
Income tax expense	—	—	—	—

(Loss) income from continuing operations	(885,813)	740,865	(1,585,017)	(294,402)

Discontinued operations (Note 10):
Income (loss) from discontinued operations, net of income tax benefit of $32,313 and $107,873 for the three and six month periods ended June 30, 2002, respectively	—	32,313	—	(467,838)

(Loss) gain on disposal of segments, net of income tax expense of $233,070 and $1,549,180 for the three and six month periods ended June 30, 2002, respectively	—	(355,570)	—	8,354,217

	—	(323,257)	—	7,886,379

Net (loss) income	$(885,813)	$417,608	$(1,585,017)	$7,591,977

Basic (loss) earnings per share of common stock:
Continuing operations	$(0.09)	$0.08	$(0.16)	$(0.03)
Discontinued operations	0.00	(0.03)	0.00	0.81
Net (loss) income	$(0.09)	$0.04	$(0.16)	$0.78
Weighted average common shares outstanding	9,740,501	9,740,001	9,740,334	9,740,001

Diluted (loss) earnings per share of common stock:
Continuing operations	$(0.09)	$0.08	$(0.16)	$(0.03)
Discontinued operations	0.00	(0.03)	0.00	0.81
Net (loss) income	$(0.09)	$0.04	$(0.16)	$0.78
Weighted average common shares outstanding	9,740,501	9,800,463	9,740,334	9,740,001

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2003

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total

	Shares	Amount

Balance, December 31, 2002	9,740,001	$97,400	$63,636,069	$(57,130,433)	—	$6,603,036

Unearned compensation expense	—	—	33,000	—	$(33,000)	—
Amortization of unearned stock compensation	—	—	—	—	3,300	3,300
Stock options exercised	500	5	225	—	—	230
Net loss for the period ended June 30, 2003	—	—	—	(1,585,017)	—	(1,585,017)

Balance, June 30, 2003	9,740,501	$97,405	$63,669,294	$(58,715,450)	$(29,700)	$5,021,549

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,

	2003	2002
Cash flows from operating activities:
Net (loss) income	$(1,585,017)	$7,591,977
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	836,589	910,825
Amortization of deferred financing costs	78,564	187,095
Amortization of unearned stock compensation	3,300	—
Gain on disposition of discontinued operations	—	(9,903,397)
Changes in discontinued operations	—	(694,922)
Gain on extinguishment of indebtedness – related party	(299,555)	—
Allowance for doubtful accounts	536,959	77,074
Changes in operating assets and liabilities:
Accounts receivables	(2,163,943)	(3,135,460)
Unbilled receivables	763,969	201,444
Other assets	(591,311)	2,099,094
Accounts payable and accrued expenses	(508,452)	(169,780)
Accrued interest and other related party expenses	(24,517)	(851)
Accrued salaries, wages and related benefits	(206,503)	626,479
Deferred revenue	4,432,235	(241,978)

Net cash provided by (used in) operating activities	1,272,318	(2,452,400)

Cash flows from investing activities:
Additions to property and equipment, net	(332,660)	(433,945)
Increase in restricted cash	(834,000)	—
Additions to property and equipment from discontinued operations, net	—	(267,830)
Net proceeds from sale of discontinued operations	—	31,705,728

Net cash (used in) provided by investing activities	(1,166,660)	31,003,953

Cash flows from financing activities:
Payments on capital leases	(9,621)	(13,705)
Issuance of common stock	230	—
Net payments under Credit Facility	(1,708,581)	(29,545,973)
Proceeds from sale of subscriptions—convertible notes payable	1,840,000	—
Payment of loan origination fees	(744,582)	26,203
Payments on related party debt	(1,041,402)	(748,878)

Net cash used in financing activities	(1,663,956)	(30,282,353)

Net decrease in cash and cash equivalents	(1,558,298)	(1,730,800)
Cash and cash equivalents, beginning of period	2,197,209	3,373,422

Cash and cash equivalents, end of period	$638,911	$1,642,622

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Access Worldwide Communication, Inc. (“Access Worldwide,” “we,” “our,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, we do not include therein all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. For further information, refer to our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In our opinion, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

2. LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we were in compliance with all the financial covenants of the Credit Facility. On April 1, 2003, we notified the Bank Group of our inability to make a mandatory payment required to reduce our outstanding debt under the Credit Facility to the $5.7 million limit, which became effective April 1, 2003 and, therefore, resulted in an event of default pursuant to the Credit Facility. On April 3, 2003, we received a letter from the Bank Group which allowed us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations and changed the interest rate to a default rate of prime plus 5% on the outstanding balance of the Credit Facility.

On April 29, 2003, the Company entered into the Seventh Amendment and Waiver Agreement (the “Amendment”) to the Credit Facility. The Amendment allowed the Company to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations. In addition, the Amendment increased the effective rate of interest to Bank of America’s prime rate of interest plus 5% and limited the revolving commitment line to $6.1 million through May 14, 2003 with periodic reductions thereafter. The outstanding balance on the Credit Facility was due on July 1, 2003.

On June 10, 2003, we entered into a new revolving credit, term loan and security agreement (“Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”), a commercial finance firm with expertise in the pharmaceutical industry through their healthcare finance lending unit. The Debt Agreement provides up to $10 million under a revolving line of credit (the “Revolver”); up to $0.5 million under a Term Loan (the “Term Loan”) and requires us to have initial subscriptions of at least $1.5 million of our Convertible Promissory Notes (the “Convertible Notes”) on June 10, 2003 and at least $2.0 million in Convertible Notes on or before July 15, 2003 (see Note 11 and 12).

In accordance with our Debt Agreement, we offered unregistered Convertible Notes to accredited investors, including Company officers and directors. The proceeds of the Convertible Notes were used to fund working capital (See Note 12).

In accordance with Emerging Issues Task Force (“EITF”) No. 95-22, “Accounting for Agreements that Include Both a Subjective Acceleration Clauses and a Lock-box Arrangement,” which states that agreements with both subjective acceleration clauses and a lock-box agreement should be classified as a current liability due to the financial institutions’ ability to accelerate the due date of the debt based on certain events outside of our control, we have classified the entire amount outstanding on the Debt Agreement as current portion of indebtedness in the accompanying balance sheet at June 30, 2003. Management believes that it has chosen a financial institution that understands our business and is committed to being a business partner thereby reducing the risk that the acceleration clause combined with a lock-box arrangement would impact or shorten the three year term of the Revolver.

As a result of our lawsuit against MTI Information Technologies, LLC (“MTI”), we recorded bad debt expense of approximately $0.6 million during the three months ended June 30, 2003, which placed us in default of the covenants contained in our Debt Agreement. Therefore, we notified CapitalSource about the potential default of covenants on July 29, 2003, and we entered into the First Amendment (the “First Amendment”) to the Debt Agreement on August 11, 2003, which modified the financial covenants to allow for such event.

The auditor’s report on our financial statements included with the Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt regarding our ability to continue as a going concern. As discussed above, in June

2. LIQUIDITY AND CAPITAL RESOURCES (continued)

2003, we closed on a new Debt Agreement and simultaneously paid off our Credit Facility. We believe that the new debt structure provides us with the liquidity and capital resources needed to grow the existing business and increase shareholder value. We believe that we will be able to meet the amended financial covenants and that our cash and cash equivalents, as well as cash provided by operations and the availability from the Debt Agreement and the Convertible Notes will be sufficient to fund our current operations for the next twelve months.

3. RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2002 consolidated financial statements to conform to the June 30, 2003 presentation. Such reclassifications did not change our net loss or total common stockholders’ equity as previously reported.

4. RESTRICTED CASH

On June 10, 2003, we obtained a new letter of credit (“Letter of Credit”) in the amount of $834,000 to replace the original letter of credit issued to the landlord of our Maryland communication center in 2001 by the Bank Group. The Letter of Credit was collateralized by a certificate of deposit in the same amount (see Note 11). Therefore, such certificate of deposit is classified as restricted cash in the accompanying balance sheet at June 30, 2003.

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the letter of credit will be reduced to the amounts shown on each anniversary date as follows:

May 2003	$834,000
May 2004	711,000
May 2005	589,000
May 2006	466,000
May 2007	343,000
May 2008 through 2010	221,000

5. INCOME TAXES

The effective tax rate used by us to record income tax expense for the three and six months ended June 30, 2003 differs from the federal statutory rate primarily related to the valuation allowance recorded in connection with the Company’s deferred tax assets. The effective tax rate for the three and six months ended June 30, 2002 differs from the federal statutory tax rate primarily due to the utilization of net operating loss carryforwards.

6. (LOSSES) EARNINGS PER COMMON SHARE

The computation of weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (losses) per share is as follows:

2003:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	Shares	Shares
Weighted average number of common shares outstanding – basic	9,740,501	9,740,334

Weighted average number of common and common equivalent shares outstanding – dilutive*	9,740,501	9,740,334

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. (LOSSES) EARNINGS PER COMMON SHARE ( Continued)

2002:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	Shares	Shares
Weighted average number of common shares outstanding – basic	9,740,001	9,740,001

Effects of dilutive securities:

Stock options	60,462	—

Weighted average number of common and common equivalent shares outstanding – dilutive*	9,800,463	9,740,001

*	Since the effects of the stock options and earn-out contingencies are anti-dilutive for both the three and six months ended June 30, 2003, and the six months ended June 30, 2002, these effects have not been included in the calculation of dilutive (losses) earnings per common share.

7. NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, Financial Accounting Standard Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN No. 45 requires recognition of an initial liability for the fair value of the guarantor’s obligation upon issuance of certain guarantees. We adopted the disclosure requirements of FIN No. 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions which were effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of FIN No. 45 had no impact on our results of operations or financial position at adoption or during the six months ended June 30, 2003.

In May 2003, Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued. This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 will not impact our results of operations or financial condition.

8. STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the requirements of SFAS No. 123 requiring prominent disclosure in annual and interim financial statements about methods of accounting for stock-based employee compensation and the effects of the method used on reported results. We continue to use the intrinsic value method and, as a result, the implementation of SFAS No. 148 had no impact on our results of operations or financial position at adoption or during the six months ended June 30, 2003.

Had the fair value based method been used to account for such compensation, compensation costs would have reduced net (loss) income and earnings per share for the three and six months ended June 30, 2003 and 2002:

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. STOCK BASED COMPENSATION (Continued)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Net (loss) income, as reported	$(885,813)	$417,608	$(1,585,017)	$7,591,977
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(50,931)	(41,959)	(99,137)	(83,918)

Proforma net (loss) income	(936,744)	375,649	(1,684,154)	7,508,059

(Loss) earnings per share:

Basic – as reported	$(0.09)	$0.04	$(0.16)	$0.78

Basic – proforma	(0.10)	$0.04	(0.17)	$0.77

Diluted – as reported	$(0.09)	$0.04	$(0.16)	$0.78

Diluted – proforma	(0.10)	$0.04	(0.17)	$0.77

9. COMMITMENTS AND CONTINGENCIES

We are involved in legal actions arising in the ordinary course of our business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operation or cash flow except as described below.

On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of the Phoenix Marketing Group (“Phoenix”) in 1997. Messrs. Rebak and Macaluso were two majority shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out agreement. The lawsuit seeks actual damages of $0.9 million plus additional unspecified punitive damages. On August 5, 2003, the Court granted the Company’s Motion for Summary Judgment and dismissed all claims.

On July 18, 2003, we filed a suit against MTI Information Technologies, LLC (“MTI”) in Broward County, Florida. The lawsuit seeks enforcement of our pharmaceutical telemarketing service contract (the “Contract”) with MTI for services rendered. We performed pharmaceutical telemarketing services for MTI from November 2001 to April 2003, when services were terminated after payments due from MTI became severely delinquent. The lawsuit alleges that MTI breached its Contract with the Company by not paying for services rendered. The lawsuit seeks payment for work performed of approximately $0.6 million.

On July 21, 2003, MTI filed a suit against the Company in Bucks County, Pennsylvania, for breach of contract and tortuous interference for the Company’s failure to complete telemarketing campaigns. Management asserts that these claims are not valid and intends to vigorously defend any action related to this claim and take all necessary steps to collect amounts due on account. While we believe MTI’s claims have no legal basis, we cannot provide assurances as to the outcome of the litigation.

10. DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reclassified as discontinued operations, the operations of our a) Cultural Access Group division (“CAG”), which provided in-language, in-culture market research services and consulting services to Fortune 500 Companies in a variety of industries and was sold on January 31, 2002 to Lumina Americas, Inc. for $1.2 million in cash, plus the assumption of certain liabilities and b) Phoenix, which provided pharmaceutical sample distribution services and was sold on February 25, 2002 to Express Scripts, Inc. for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain of $8.4 million, net of income taxes and expenses incurred in connection with the transactions. Revenues and operating (loss) income for the six months ended June 30, 2002 were $358,008 and $(370,998) for CAG and $4,207,194 and $(7,189) for Phoenix, respectively.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. INDEBTEDNESS

At December 31, 2002, we were in compliance with all the financial covenants of the Credit Facility. On April 1, 2003, we notified the Bank Group of our inability to make a mandatory payment required to reduce our outstanding debt under the Credit Facility to the $5.7 million limit, which became effective April 1, 2003 and, therefore, resulted in an event of default pursuant to the Credit Facility. On April 3, 2003, we received a letter from the Bank Group which allowed us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations and changed the interest rate to a default rate of prime plus 5% on the outstanding balance of the Credit Facility.

On April 29, 2003, we entered into the Amendment to the Credit Facility. The Amendment allowed the Company to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations. In addition, the Amendment increased the effective rate of interest to Bank of America’s prime rate of interest plus 5% and limited the revolving commitment line to $6.1 million through May 14, 2003, with periodic reductions thereafter. The outstanding balance on the Credit Facility was due on July 1, 2003.

On June 10, 2003, we entered into a new Debt Agreement with CapitalSource. The Debt Agreement provides up to $10 million under a revolving line of credit (the “Revolver”), up to $0.5 million under a Term Loan and requires us to have initial subscriptions of at least $1.5 million of our Convertible Notes on June 10, 2003, and at least $2.0 million in Convertible Notes on or before July 15, 2003 (see Note 12). The Revolver has a three year term and bears interest at the prime rate plus 2.75%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled receivable and billings in excess of cost, as defined. The Term Loan bears interest at the prime rate plus 5.75% with monthly payments of $83,333 commencing on July 1, 2003 through maturity on December 31, 2003. The Term Loan is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company.

The availability under the Debt Agreement was used to repay the Credit Facility with the Bank Group, settle our 6.5% subordinated promissory note with a former stockholder of AM Medica Communications Group for $0.7 million, which resulted in a gain of approximately $0.3 million and make a $50,000 payment on our 6% subordinated promissory note (the “Subordinated Note”) with a former stockholder of TMS Professional Markets Group. The terms of the Subordinated Note were amended to be subordinated to the Debt Agreement with regularly scheduled monthly payments of principal and interest not to exceed the lesser of 25% of Excess Cash Flow (as defined in the Debt Agreement) for the prior month or $63,000 per month.

The original letter of credit previously issued to the landlord of our Maryland communication center by the Bank Group was canceled in June 2003. A new Letter of Credit was issued to the landlord in June 2003 and is collateralized by a certificate of deposit in the amount of $834,000 (see Note 4).

As a result of our lawsuit against MTI, we recorded bad debt expense of approximately $0.6 million during the three months ended June 30, 2003, which placed us in default of the covenants contained in our Debt Agreement. Therefore, we notified CapitalSource about the potential default in our covenants on July 29, 2003 and we entered into the First Amendment (the “First Amendment”) to the Debt Agreement, on August 11, 2003, which modified the financial covenants to allow for such event.

12. CONVERTIBLE NOTES SUBSCRIPTIONS PAYABLE

In conjunction with our Debt Agreement, we solicited accredited investors to invest in the Convertible Notes. The proceeds of the Convertible Notes were to be used to fund working capital. The Convertible Notes have a 39 month term, bear interest at a rate of 5% and are convertible after one year to common stock at $1 per share. The Convertible Notes also have detachable warrants in the amount of 50% of the value of the Convertible Note, with an exercise price of $0.01 per share. Interest is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. As of June 30, 2003, we had commitments of approximately $2.0 million and have collected subscriptions of $1.8 million under the Convertible Notes. Such amounts are classified as Convertible Notes Subscriptions Payable in the accompanying balance sheet at June 30, 2003. As of the effective date of the Convertible Notes, July 15, 2003, we closed on approximately $2.1 million of the Convertible Notes (see Note 14).

In the event that any interest payment is not made within 30 days of its due date, an interest rate of 8% will be retroactively applied to the effective date of the Convertible Notes.

In the event of a default, as defined, a default rate of the lesser of 16% per annum or the maximum rate of interest allowable by law will be retroactively applied to the effective date of the Convertible Notes and additional warrants equaling 50% of the remaining outstanding principal balance of the Convertible Notes plus all accrued and unpaid interest will be required to be issued.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. UNEARNED STOCK COMPENSATION

During the three months ended March 31, 2003, the Company granted 150,000 stock options to an executive of the Company with a strike price of $0.50 per share. The Company recorded unearned stock compensation in the amount of $33,000 in connection with the grant. Such amount, which is shown as a reduction of stockholders’ equity, will be amortized as compensation expense over the related vesting period.

14. RELATED PARTY TRANSACTIONS

The Board of Directors and certain executive management have invested $950,000 in the Company’s Convertible Notes (see Note 12). In addition, a greater-than-5% non-board of director shareholder has invested $75,000 in the Convertible Notes.

15. SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” our reportable segments are strategic business units that offer different products and services to different industries in the United States and other countries.

The table below presents information about our reportable segments for our continuing operations used by the chief operating decision-maker of the Company for the three and six months ended June 30, 2003 and 2002. The following information about reportable segments for the three and six months ended June 30, 2002 excludes the results of Phoenix (previously included in the Pharmaceutical Segment) and CAG (previously included in the Other Segment), as such amounts have been reclassified as discontinued operations (see Note 10):

For the three months ended June 30,

	Pharmaceutical(2)	Consumer	Segment Total	Reconciliation	Total
2003
Revenues	$6,388,931	$7,573,842	$13,962,773	$—	$13,962,773
Gross profit	1,780,802	2,785,832	4,566,634	—	4,566,634
(Loss) income from operations	(373,459)	683,320	309,861	(940,245)	(630,384)
EBITDA(1)	(242,693)	932,304	689,611	(910,052)	(220,441)
Depreciation expense	93,772	248,984	342,756	30,193	372,949
Amortization expense	36,994	—	36,994	—	36,994

2002
Revenues	$9,334,631	$5,610,791	$14,945,422	$—	$14,945,422
Gross profit	2,867,413	2,277,122	5,144,535	—	5,144,535
Income (loss) from operations	1,281,190	425,941	1,707,131	(755,984)	951,147
EBITDA(1)	1,450,919	693,772	2,144,691	(737,186)	1,407,505
Depreciation expense	109,197	267,831	377,028	18,798	395,826
Amortization expense	60,532	—	60,532	—	60,532

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. SEGMENTS (Continued)

For the six months ended June 30,

	Pharmaceutical(2)	Consumer	Segment Total	Reconciliation	Total
2003
Revenues	$12,153,705	$14,045,576	$26,199,281	$—	$26,199,281
Gross profit	3,408,720	5,106,136	8,514,856	—	8,514,856
(Loss) income from operations	(663,757)	1,105,814	442,057	(1,617,646)	(1,175,589)
EBITDA(1)	(395,954)	1,615,117	1,219,163	(1,558,163)	(339,000)
Depreciation expense	193,795	509,303	703,098	59,483	762,581
Amortization expense	74,008	—	74,008	—	74,008

2002
Revenues	$13,931,490	$10,332,586	$24,264,076	$—	$24,264,076
Gross profit	4,222,405	4,416,108	8,638,513	—	8,638,513
Income (loss) from operations	872,897	666,848	1,539,745	(1,589,800)	(50,055)
EBITDA(1)	1,211,719	1,202,546	2,414,265	(1,553,495)	860,770
Depreciation expense	217,754	535,698	753,452	36,305	789,757
Amortization expense	121,068	—	121,068	—	121,068

(1)	EBITDA is calculated by taking (loss) income from operations and adding depreciation and amortization expense. EBITDA is a non-GAAP measure of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of certain non-cash charges (depreciation and amortization). We believe that EBITDA provides investors with valuable measures to compare our operating performance with the operating performance of other companies. EBITDA for the three and six months ended June 30, 2003 and 2002 can be reconciled to the most comparable GAAP measure, income (loss) from operations, as shown above.

(2)	(Loss) income from operations and EBITDA for the Pharmaceutical Segment include a $299,555 gain on extinguishment of indebtedness-related party for the three and six months ended June 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Our revenues decreased $0.9 million, or 6.0%, to $14.0 million for the three months ended June 30, 2003, compared to $14.9 million for the three months ended June 30, 2002. Revenues for the Pharmaceutical Segment decreased $2.9 million, or 31.2%, to $6.4 million for the three months ended June 30, 2003, compared to $9.3 million for the three months ended June 30, 2002. The decrease was primarily due to the loss of an annually scheduled medical education meeting with one of our major clients and a decrease in the overall number of medical education meetings awarded and performed. Revenues for the Consumer Segment increased $2.0 million, or 35.7% to $7.6 million for the three months ended June 30, 2003, compared to $5.6 million for the three months ended June 30, 2002. The increase was primarily due to an increase in new programs and an overall increase in billable hours performed on existing programs.

Our cost of revenues decreased $0.4 million, or 4.1%, to $9.4 million for the three months ended June 30, 2003, compared to $9.8 million for the three months ended June 30, 2002. Cost of revenues as a percentage of revenues increased to 67.1% for the three months ended June 30, 2003, from 65.8% for the three months ended June 30, 2002. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the three months ended June 30, 2003 increased to 71.9%, compared to 68.8% for the three months ended June 30, 2002. The increase was primarily due to the decrease in revenues and a decrease in medical education meetings, which included higher direct costs incurred due to client specifications. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 63.2% for the three months ended June 30, 2003, from 58.9% for the three months ended June 30, 2002. The increase was attributed to costs incurred to train new employees for two weeks instead of one week as required by certain clients and an increase in telecommunications costs for new and expanded programs.

Our selling, general and administrative expenses increased by $1.4 million, or 34.1%, to $5.5 million for the three months ended June 30, 2003, compared to $4.1 million for the three months ended June 30, 2002. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 39.3% for the three months ended June 30, 2003, compared to 27.5% for the three months ended June 30, 2002. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 37.5% for the three months ended June 30, 2003, from 16.1% for the three months ended June 30, 2002. The increase was primarily due to bad debt expenses relating to a pharmaceutical client, a decrease in revenues and an increase in payroll expenses due to additional management hires. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased to 27.6% for the three months ended June 30, 2003, compared to 33.9% for the three months ended June 30, 2002. The decrease was due to an increase in revenues while continuing to manage costs.

Our 6.5% subordinated promissory note with a former stockholder of AM Medica Communications Group was settled for $0.7 million, which resulted in a gain of approximately $0.3 million during the three months ended June 30, 2003.

Our net interest expense increased $0.1 million, or 50.0%, to $0.3 million for the three months ended June 30, 2003, compared to $0.2 million for the three months ended June 30, 2002. The increase was primarily due to higher deferred financing costs associated with the Debt Agreement which are being amortized over 6 and 36 month periods, offset by a decrease in interest expense, as amortized, on a subordinated promissory note with a former stockholder of AM Medica Communications Group, which was settled for $0.7 million and resulted in a gain of $0.3 million during the three months ended June 30, 2003.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Our revenues increased $1.9 million, or 7.8%, to $26.2 million for the six months ended June 30, 2003, compared to $24.3 million for the six months ended June 30, 2002. Revenues for the Pharmaceutical Segment decreased $1.7 million, or 12.2%, to $12.2 million for the six months ended June 30, 2003, compared to $13.9 million for the six months ended June 30, 2002. The decrease was primarily due to the loss of an annually scheduled medical education meeting with one of our major clients and a decrease in the overall number of medical education meetings awarded and performed. Revenues for the Consumer Segment increased by $3.7 million or 35.9% to $14.0 million for the six months ended June 30, 2003, compared to $10.3 million for the six months ended June 30, 2002. The increase was primarily due to an increase in new programs and an overall increase in billable hours performed on existing programs.

Our cost of revenues increased $2.1 million, or 13.5%, to $17.7 million for the six months ended June 30, 2003, compared to $15.6 million for the six months ended June 30, 2002. Cost of revenues as a percentage of revenues increased to 67.6% for the six months ended June 30, 2003, from 64.2% for the six months ended June 30, 2002. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the six months ended June 30, 2003 increased to 71.3%, compared to 69.8% for the six months ended June 30, 2002. The increase was primarily due to a decrease in revenues, a decrease in medical education meetings, which included higher direct cost incurred due to client specifications and an increase in headcount of teleservice representatives to meet clients’ existing and new programs. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 63.6% for the six months ended June 30, 2003, from 57.3% for the six months ended June 30, 2002. The increase was attributed to an increase in costs incurred to train new employees for two weeks instead of one week as required by certain clients and an increase in telecommunication costs for new and expanded programs.

Our selling, general and administrative expenses increased by $1.3 million, or 15.1%, to $9.9 million for the six months ended June 30, 2003, compared to $8.6 million for the six months ended June 30, 2002. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 37.8% for the six months ended June 30, 2003, compared to 35.4% for the six months ended June 30, 2002. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 35.2% for the six months ended June 30, 2003, from 23.0% for the six months ended June 30, 2002. The increase was primarily attributed to bad debt expenses relating to a pharmaceutical client, a decrease in revenues and an increase in payroll costs due to additional management hires. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased to 28.6% for the six months ended June 30, 2003, compared to 35.9% for the six months ended June 30, 2002. The decrease was due to an increase in revenues while continuing to manage costs levels.

Our 6.5% subordinated promissory note with a former stockholder of AM Medica Communications Group was settled for $0.7 million, which resulted in a gain of approximately $0.3 million during the six months ended June 30, 2003.

Our net interest expense increased $0.2 million, or 100.0%, to $0.4 million for the six months ended June 30, 2003, compared to $0.2 million for the six months ended June 30, 2002. The increase was due to interest income from Phoenix Marketing Group (“Phoenix”) and Cultural Access Group (“CAG”) intercompany loans for which the corresponding interest expense has been classified as discontinued operations in 2002, higher deferred financing costs associated with the Debt Agreement which are being amortized over 6 and 36 month periods, offset by a decrease in interest expense, as amortized, on a subordinated promissory note with a former stockholder of AM Medica Communications Group, which was settled for $0.7 million and resulted in a gain of $0.3 million.

Liquidity and Capital Resources

At June 30, 2003, we had negative working capital of $3.0 million, as compared to negative working capital of $3.1 million at December 31, 2002. Cash and cash equivalents were $0.6 million at June 30, 2003, compared to $2.2 million at December 31, 2002.

Net cash provided by operating activities during the first six months of 2003 was $1.3 million, compared to $2.5 million net cash used in operating activities during the first six months of 2002. The increase in net cash provided by operating activities was primarily due to an increase in deferred revenues and a decrease in accounts receivable and other assets.

Net cash used in investing activities was $1.2 million for the first six months of 2003, compared to net cash provided by investing activities of $31.0 million for the first six months of 2002. The decrease in net cash provided by investing activities was primarily due to the proceeds received from the sale of our Phoenix and CAG divisions in 2002, a reduction in capital expenditures and an increase in restricted cash in 2003.

Net cash used in financing activities was $1.7 million for the first six months of 2003, compared to net cash used in financing activities of $30.3 million for the first six months of 2002. The decrease in net cash used in financing activities was primarily due to the net payments under our Credit Facility made in 2002 from proceeds received from the sale of Phoenix and CAG, refinancing of our Credit Facility, cash received for the future issuance of our 5% Convertible Promissory Notes (the “Convertible Notes”) and repayments of our related party debt in 2003.

At December 31, 2002, we were in compliance with all the financial covenants of the Credit Facility. On April 1, 2003, we notified the Bank Group of our inability to make a mandatory payment required to reduce our outstanding debt under the Credit Facility to the $5.7 million limit, which became effective April 1, 2003 and, therefore, resulted in an event of default pursuant to the Credit Facility. On April 3, 2003, we received a letter from the Bank Group which allowed us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations and changed the interest rate to a default rate of prime plus 5% on the outstanding balance of the Credit Facility.

On April 29, 2003, the Company entered into the Seventh Amendment and Waiver Agreement (the “Amendment”) to the Credit Facility. The Amendment allowed the Company to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations. In addition, the Amendment increased the effective rate of interest to Bank of America’s prime rate of interest plus 5% and limited the revolving commitment line to $6.1 million through May 14, 2003 with periodic reductions thereafter. The outstanding balance on the Credit Facility was due on July 1, 2003.

On June 10, 2003, we entered into a new revolving credit, term loan and security agreement (“Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”), a commercial finance firm with expertise in the pharmaceutical industry through their healthcare finance lending unit. The Debt Agreement provides up to $10 million under a revolving line of credit (the “Revolver”); up to $0.5 million under a Term Loan (the “Term Loan”) and requires us to have initial subscriptions of at least $1.5 million of our Convertible Notes on June 10, 2003 and at least $2.0 million in Convertible Notes on or before July 15, 2003 (see Note 12). The Revolver has a three year term and bears interest at the prime rate plus 2.75%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled receivable and billings in excess of cost, as defined. The Term Loan bears interest at the prime rate plus 5.75% with monthly payments of $83,333 commencing on July 1, 2003 through maturity on December 31, 2003. The Term Loan is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company.

The availability under the Debt Agreement allowed us to restructure our debt by repaying the Credit Facility with the Bank Group, settling our 6.5% subordinated promissory note with a former stockholder of AM Medica Communications Group for $0.7 million , which resulted in a gain of approximately $0.3 million and making a $50,000 payment on our 6% subordinated promissory note (the “Subordinated Note”) with a former stockholder of TMS Professional Markets Group. The Subordinated Note was amended to be subordinated to the Debt Agreement with regularly scheduled monthly payments of principal and interest not to exceed the lesser of 25% of Excess Cash Flow (as defined in the Debt Agreement) for the prior month or $63,000 per month.

In accordance with our Debt Agreement, we offered unregistered Convertible Notes to accredited investors, including Company officers and directors. The proceeds of the Convertible Notes were used to fund working capital. The Convertible Notes have a 39 month term, bear interest at a rate of 5% and are convertible after one year to common stock at $1 per share. The Convertible Notes have detachable warrants in the amount of 50% of the value of the Convertible Notes with an exercise price of $0.01 per share. Interest is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. As of June 30, 2003, we have commitments of approximately $2.0 million and have collected subscriptions of $1.8 million under the Convertible Notes. As of the effective date of the Convertible Notes, July 15, 2003, we closed on $2.1 million, of which $950,000 represents investments by Board members and executive management (see Notes 12 and 14).

In addition, a letter of credit previously issued to the landlord of our Maryland communication center by the Bank Group was canceled in June 2003. A new letter of credit was issued to the landlord in June 2003 and is collateralized by a certificate of deposit in the amount of $834,000 (see Note 4).

In accordance with Emerging Issues Task Force (“EITF”) No. 95-22, “Accounting for Agreements that Include Both a Subjective Acceleration Clauses and a Lock-box Arrangement,” which states that agreements with both subjective acceleration clauses and a lock-box agreement should be classified as a current liability due to the financial institutions’ ability to accelerate the due date of the debt based on certain events outside of our control, we have classified the entire amount outstanding on the Debt Agreement as current portion of indebtedness in the accompanying balance sheet at June 30, 2003. Management believes that it has chosen a financial institution that understands our business and is committed to being a business partner thereby reducing the risk that the acceleration clause combined with a lock-box arrangement would impact or shorten the three year term of the Revolver.

As a result of our lawsuit against MTI Information Technologies, LLC (“MTI”), we recorded bad debt expense of approximately $0.6 million during the three months ended June 30, 2003, which placed us in default of the covenants contained in our Debt Agreement. Therefore, we notified CapitalSource about the potential default of covenants on July 29, 2003, and we entered into the First Amendment (the “First Amendment”) to the Debt Agreement, on August 11, 2003, which modified the financial covenants to allow for such event.

The auditor’s report on our financial statements included with the Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt regarding our ability to continue as a going concern. As discussed above, in June 2003, we closed on a new Debt Agreement and simultaneously paid off our Credit Facility. We believe that the new debt structure provides us with the liquidity and capital resources needed to grow the existing business and increase shareholder value. We believe that we will be able to meet the amended financial covenants and that our cash and cash equivalents, as well as cash provided by operations and the availability from the Debt Agreement and the Convertible Notes will be sufficient to fund our current operations for the next twelve months.

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

Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

•	The ability to continue as a going concern if the Company is unable to generate additional cash flow and income from continuing operations;

•	The ability to maintain sufficient liquidity in 2003 to fund operations;

•	The ability to continue to comply with the financial covenants contained under the Debt Agreement;

•	Competition from other third-party providers and those clients and prospects who may decide to do the work that Access Worldwide does in-house;

•	Consolidation in the pharmaceutical, medical, telecommunications and consumer products industries which reduces the number of clients that are able to be served;

•	Potential consumer saturation reducing the need for our services;

•	The Company’s ability and clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients and the possible loss of one or more clients;

•	The ability to develop or fund the operations of new products or service offerings;
•	Reliance on technology;

•	Reliance on key personnel and labor force;

•	The possible prolonged impact of the general downturn in the U.S. economy;

•	The volatility of the stock price; and

•	The unpredictability of the outcome of litigation in which the Company is involved.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and are subject to interest rate risks on our Debt Agreement caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangement under the Debt Agreement. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Debt Agreement currently provides interest rates ranging from prime plus 2.75% to prime plus 5.75%. The prime rate is the prime rate published by the Wall Street Journal. A one percent increase in the prime interest rate would result in a pre-tax impact on earnings of approximately $0.04 million per year.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in accumulating and communicating to our management, including them, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal actions arising in the ordinary course of our business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operation or cash flow except as described below.

On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of Phoenix in 1997. Messrs. Rebak and Macaluso were two primary shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out agreement. The lawsuit seeks actual damages of $0.9 million plus additional unspecified punitive damages. On August 5, 2003, the Court granted the Company’s Motion for Summary Judgment and dismissed all claims.

On July 18, 2003, we filed a suit against MTI Information Technologies, LLC (“MTI”) in Broward County, Florida. The lawsuit seeks enforcement of our pharmaceutical telemarketing service contract (the “Contract”) with MTI for services rendered. We performed pharmaceutical telemarketing services for MTI from November 2001 to April 2003, when services were terminated after payments due from MTI became severely delinquent. The lawsuit alleges that MTI breached its Contract with the Company by not paying for services rendered. The lawsuit seeks payment for work performed of approximately $0.6 million .

On July 21, 2003, MTI filed a suit against the Company in Bucks County, Pennsylvania, for breach of contract and tortuous interference for the Company’s failure to complete telemarketing campaigns. Management asserts that these claims are not valid and intends to vigorously defend any action related to this claim and take all necessary steps to collect amounts due on account. While we believe MTI’s claims have no legal basis, we cannot provide assurance as to the outcome of the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 8, 2003, the Company held its 2003 Annual Meeting of Stockholders. At the Annual Meeting, the following six individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the Directors of the Company:

Liam S. Donohue	For:	7,559,234
	Withhold Authority:	29,113
Lee H. Edelstein	For:	7,557,434
	Withhold Authority:	30,913
Shawkat Raslan	For:	7,558,434
	Withhold Authority:	29,913
Orhan Sadik-Khan	For:	7,557,434
	Withhold Authority:	30,913
Carl Tiedemann	For:	7,557,434
	Withhold Authority:	30,913
Charles Henri Weil	For:	7,557,434
	Withhold Authority:	30,913

No other matters were submitted to a vote of stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10(aaa)	First Amendment to the Revolving Credit, Term Loan and Security Agreement with CapitalSource Finance, LLC dated August 11, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

Current Report on Form 8-K dated June 12, 2003, setting forth the press release containing information relating to the signing of a multi-year debt agreement with CapitalSource Finance, LLC, a commercial finance firm.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: August 14, 2003	By:	/s/ Shawkat Raslan
Shawkat Raslan, Chairman of the Board,
President and Chief Executive Officer (principal executive officer)

Date: August 14, 2003	By:	/s/ John Hamerski
John Hamerski, Executive Vice President and
Chief Financial Officer (principal financial and accounting officer)