Form 10-Q
period 2003-09-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2003-11-14
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2003

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of November 14, 2003 was 9,740,501.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$448,604	$2,197,209
Restricted cash	123,000	—
Accounts receivable, net of allowance for doubtful accounts of $660,889 and $129,430, respectively	8,914,642	9,663,853
Unbilled receivables	2,059,685	3,005,335
Other assets, net	1,904,859	528,053

Total current assets	13,450,790	15,394,450
Property and equipment, net	4,176,542	4,804,536
Intangible assets, net	—	9,062,900
Restricted cash	711,000	—
Other assets, net	425,302	168,854

Total assets	$18,763,634	$29,430,740

LIABILITIES AND COMMON STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of indebtedness	$3,575,836	$5,255,559
Current portion of indebtedness – related parties	383,334	1,724,291
Accounts payable and accrued expenses	7,863,570	8,540,869
Deferred revenue	3,291,775	717,310
Accrued salaries, wages and related benefits	1,321,453	2,199,862
Accrued interest and other related party expenses	13,305	23,990

Total current liabilities	16,449,273	18,461,881
Long-term portion of indebtedness	129,567	51,564
Other long-term liabilities	286,053	314,259
Convertible Notes, net	1,448,140	—
Mandatorily redeemable preferred stock, $0.01 par value:
2,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	22,313,033	22,827,704

Commitments and contingencies

Common stockholders’ (deficit) equity:
Common stock, $.01 par value: voting: 20,000,000 shares authorized; 9,740,501 and 9,740,001 shares issued and outstanding, respectively	97,405	97,400
Additional paid-in capital	64,362,294	63,636,069
Accumulated deficit	(67,981,048)	(57,130,433)
Unearned stock compensation	(28,050)	—

Total common stockholders’ (deficit) equity	(3,549,399)	6,603,036

Total liabilities and common stockholders’ (deficit) equity	$18,763,634	$29,430,740

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$10,770,036	$11,246,562	$36,969,317	$35,510,638
Cost of revenues	6,781,065	6,689,396	24,423,376	22,406,750

Gross profit	3,988,971	4,557,166	12,545,941	13,103,888

Selling, general and administrative expenses	(4,438,705)	(4,481,619)	(14,396,811)	(12,957,328)
Impairment of intangible assets	(8,951,856)	—	(8,951,856)	—
Gain on extinguishment of indebtedness – related party	—	—	299,555	—
Amortization expense	(37,036)	(60,534)	(111,044)	(181,602)

(Loss) income from operations	(9,438,626)	15,013	(10,614,215)	(35,042)

Interest income	3,141	9,532	12,180	26,189
Interest income—related parties	—	—	—	197,484
Interest expense—related parties	(31,459)	(66,091)	(99,637)	(230,556)
Interest expense	(344,858)	(107,397)	(695,147)	(401,420)

Loss before income tax benefit	(9,811,802)	(148,943)	(11,396,819)	(443,345)

Income tax benefit	546,204	—	546,204	—

Loss from continuing operations	(9,265,598)	(148,943)	(10,850,615)	(443,345)

Discontinued operations (Note 11):
Loss from discontinued operations, net of income tax benefit of $0 and $(107,873) for the three and nine month periods ended September 30, 2002, respectively	—	—	—	(467,838)

Gain on disposal of segments, net of income tax expense of $45,458 and $1,594,638 for the three and nine month periods ended September 30, 2002, respectively	—	97,543	—	8,451,760

	—	97,543	—	7,983,922

Net (loss) income	$(9,265,598)	$(51,400)	$(10,850,615)	$7,540,577

Basic (loss) earnings per share of common stock:
Continuing operations	$(0.95)	$(0.02)	$(1.11)	$(0.05)
Discontinued operations	0.00	0.01	0.00	0.82
Net (loss) income	$(0.95)	$(0.01)	$(1.11)	$0.77
Weighted average common shares outstanding	9,740,501	9,740,001	9,740,390	9,740,001

Diluted (loss) earnings per share of common stock:
Continuing operations	$(0.95)	$(0.02)	$(1.11)	$(0.05)
Discontinued operations	0.00	0.01	0.00	0.82
Net (loss) income	$(0.95)	$(0.01)	$(1.11)	$0.77
Weighted average common shares outstanding	9,740,501	9,740,001	9,740,390	9,740,001

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount

Balance, December 31, 2002	9,740,001	$97,400	$63,636,069	$(57,130,433)	—	$6,603,036

Unearned compensation expense	—	—	33,000	—	$(33,000)	—
Issuance of warrants in connection with Convertible Notes	—	—	546,000	—	—	546,000
Beneficial conversion feature associated with Convertible Notes	—	—	147,000	—	—	147,000
Amortization of unearned stock compensation	—	—	—	—	4,950	4,950
Stock options exercised	500	5	225	—	—	230
Net loss	—	—	—	(10,850,615)	—	(10,850,615)

Balance, September 30, 2003	9,740,501	$97,405	$64,362,294	$(67,981,048)	$(28,050)	$(3,549,399)

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2003	2002
Cash flows from operating activities:
Net (loss) income	$(10,850,615)	$7,540,577
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,245,092	1,365,057
Impairment of intangible assets	8,951,856	—
Gain on extinguishment of indebtedness – related party	(299,555)	—
Amortization of deferred financing costs	246,745	229,966
Amortization of unearned stock compensation	4,950	—
Gain on disposition of discontinued operations	—	(10,046,398)
Changes in discontinued operations	—	(694,922)
Allowance for doubtful accounts	531,459	117,029
Accretion of discount on Convertible Notes	41,140	—
Changes in operating assets and liabilities:
Accounts receivables	217,752	(2,077,459)
Unbilled receivables	945,650	55,475
Other assets	(1,531,978)	2,104,750
Accounts payable and accrued expenses	(705,505)	(1,891,347)
Accrued interest and other related party expenses	385,876	(4,707)
Accrued salaries, wages and related benefits	(878,410)	527,683
Deferred revenue and customer deposits	2,574,466	(43,945)

Net cash provided by (used in) operating activities	878,923	(2,818,241)

Cash flows from investing activities:
Additions to property and equipment, net	(428,051)	(577,653)
Increase in restricted cash	(834,000)	—
Additions to property and equipment from discontinued operations, net	—	(267,830)
Net proceeds from sale of discontinued operations	—	31,832,681

Net cash (used in) provided by investing activities	(1,262,051)	30,987,198

Cash flows from financing activities:
Payments of capital leases	(12,325)	(20,607)
Issuance of common stock	230	—
Net payments under Credit Facility and Debt Agreement	(1,667,398)	(29,165,741)
Proceeds from issuance of Convertible Notes	2,100,000	—
Payment of loan origination fees	(744,582)	—
Payments on related party debt	(1,041,402)	(1,139,773)

Net cash used in financing activities	(1,365,477)	(30,326,121)

Net decrease in cash and cash equivalents	(1,748,605)	(2,157,164)
Cash and cash equivalents, beginning of period	2,197,209	3,373,422

Cash and cash equivalents, end of period	$448,604	$1,216,258

Supplemental disclosures
Non-cash investing and financing activities:
Equipment acquisitions through capital leases	78,003	—

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Access Worldwide Communications, Inc. (“Access Worldwide,” “we,” “our,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, we do not include therein all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. For further information, refer to our consolidated financial statements and footnotes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In our opinion, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

On April 29, 2003, we entered into the Seventh Amendment and Waiver Agreement (the “Amendment”) to the Credit Facility. The Amendment allowed the Company to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations. In addition, the Amendment increased the effective rate of interest to Bank of America’s prime rate of interest plus 5% and limited the revolving commitment line to $6.1 million through May 14, 2003, with periodic reductions thereafter. The outstanding balance on the Credit Facility was due on July 1, 2003.

On June 10, 2003, we entered into a new revolving credit, term loan and security agreement (“Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”), a commercial finance firm with expertise in the pharmaceutical industry through their healthcare finance lending unit. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”); up to $0.5 million under a Term Loan (the “Term Loan”) and requires us to have initial subscriptions of at least $1.5 million of Convertible Promissory Notes (the “Convertible Notes”) on June 10, 2003 and at least $2.0 million in Convertible Notes on or before July 15, 2003 (see Notes 12 and 13).

In accordance with our Debt Agreement, we sold unregistered Convertible Notes to accredited investors, including Company officers and directors. The Convertible Notes were issued on July 15, 2003 in a non-public offering. The proceeds of the Convertible Notes were used to fund working capital and operations (see Note 13).

In accordance with Emerging Issues Task Force (“EITF”) No. 95-22, “Accounting for Agreements that Include Both a Subjective Acceleration Clause and a Lock-box Arrangement,” which states that agreements with both subjective acceleration clauses and a lock-box agreement should be classified as a current liability due to the financial institutions’ ability to accelerate the due date of the debt based on certain events outside of our control, we have classified the entire amount outstanding on the Debt Agreement as current portion of indebtedness in the accompanying balance sheet at September 30, 2003.

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

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.	LIQUIDITY AND CAPITAL RESOURCES (Continued)

As of September 30, 2003, we were in default of our financial covenants contained in our Debt Agreement due to a significant decrease in revenues and profitability at our medical education division. On November 12, 2003, we entered into the Second Amendment (“Second Amendment”) to our Debt Agreement dated June 10, 2003. The Second Amendment modified the financial covenants to allow for the above mentioned events and increased the minimum additional participation fee from $250,000 to $400,050.

The auditor’s report on our financial statements included with the 2002 Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt regarding our ability to continue as a going concern. As discussed above, in June 2003, we closed on a new debt agreement and simultaneously paid off our Credit Facility.

3.	RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 consolidated financial statements to conform to the September 30, 2003 presentation. Such reclassifications did not change our net loss or total common stockholders’ equity as previously reported.

4.	RESTRICTED CASH

On June 10, 2003, we obtained a new letter of credit (“Letter of Credit”) in the amount of $834,000 to replace the original letter of credit issued to the landlord of our Maryland communication center in 2001 by the Bank Group. The Letter of Credit was collateralized by a certificate of deposit in the same amount (see Note 12). Therefore, such certificate of deposit is classified as restricted cash in the accompanying balance sheet at September 30, 2003.

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the Letter of Credit will be reduced to the amount shown on each anniversary date as follows:

May 2003	$834,000
May 2004	711,000
May 2005	589,000
May 2006	466,000
May 2007	343,000
May 2008 through 2010	221,000

5.	INTANGIBLE ASSETS

During the three months ended September 30, 2003, we experienced a significant reduction in revenues from our medical education division. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” we performed a two-step fair value based intangible asset assessment. The first step of the test compared the book value of our reporting unit to its estimated fair value. The estimated fair value of the reporting unit was computed using the present value of future cash flows as of September 30, 2003. In the second step of the impairment test, we compared the implied fair value of the intangible assets in accordance with the methodology prescribed by SFAS No. 142 to its book value. As a result of performing the two-step test, we determined that the division’s goodwill and intangible assets were impaired resulting in a charge of $8,951,856 during the three months ended September 30, 2003.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	STOCK BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 amends the requirements of SFAS No. 123 requiring prominent disclosure in annual and interim financial statements about methods of accounting for stock-based employee compensation and the effects of the method used on reported results. We continue to use the intrinsic value method and, as a result, the implementation of SFAS No. 148 had no impact on our results of operations or financial position at adoption or during the nine months ended September 30, 2003.

Had the fair value based method been used to account for such compensation, compensation costs would have increased the net loss and loss per share for the three months ended September 30, 2003 and 2002 and the nine months ended September 30, 2003. Compensation costs would have decreased the net income and earnings per share for the nine months ended September 30, 2002.

	Three Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Nine Months Ended Sept. 30, 2002
Net (loss) income, as reported	$(9,265,598)	$(51,400)	$(10,850,615)	$7,540,577
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(53,879)	(41,959)	(137,797)	(125,877)

Proforma net (loss) income	(9,319,477)	(93,359)	(10,988,412)	7,414,700

(Loss) earnings per share:
Basic – as reported	$(0.95)	$(0.01)	$(1.11)	$0.77
Basic – proforma	$(0.96)	$(0.01)	$(1.13)	$0.76

Diluted – as reported	$(0.95)	$(0.01)	$(1.11)	$0.77
Diluted – proforma	$(0.96)	$(0.01)	$(1.13)	$0.76

7.	INCOME TAXES

The effective tax rate used by us to record an income tax benefit for the three and nine months ended September 30, 2003 differs from the federal statutory rate primarily due to the utilization of net operating loss carrybacks. The effective tax rate for the three and nine months ended September 30, 2002 differs from the federal statutory tax rate primarily due to the utilization of net operating loss carryforwards.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	(LOSSES) EARNINGS PER COMMON SHARE

The computation of weighted average number of common and common equivalent shares used in the calculation of basic and diluted earnings (losses) per share is as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	Shares	Shares
2003:
Weighted average number of common shares outstanding – basic	9,740,501	9,740,390
Weighted average number of common and common equivalent shares outstanding – dilutive*	9,740,501	9,740,390

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	Shares	Shares
2002:
Weighted average number of common shares outstanding – basic	9,740,001	9,740,001
Weighted average number of common and common equivalent shares outstanding – dilutive*	9,740,001	9,740,001

*	Since the effects of the stock options and earn-out contingencies are anti-dilutive for both the three and nine months ended September 30, 2003 and 2002, these effects have not been included in the calculation of dilutive (losses) earnings per common share. Additionally, our dilutive losses per share computation for the three and nine months ended September 30, 2003 did not include 2.1 million shares of our common stock issuable upon conversion of our Convertible Notes, as our common stock was not issuable under the conversion provisions of this debt instrument (see Note 13).

9.	NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others” was issued. FIN No. 45 requires recognition of an initial liability for the fair value of the guarantor’s obligation upon issuance of certain guarantees. We adopted the disclosure requirements of FIN No. 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions which were effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of FIN No. 45 had no impact on our results of operations or financial position at adoption or during the nine months ended September 30, 2003.

In May 2003, Statement of Financial Accounting Standards No. 150 (“SFAS No. 150”), “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued. This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement requires that those instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 had no impact on our results of operations or financial condition at adoption or during the nine months ended September 30, 2003.

10.	COMMITMENTS AND CONTINGENCIES

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

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.	COMMITMENTS AND CONTINGENCIES (Continued)

Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out agreement. The lawsuit seeks actual damages of $0.9 million plus additional unspecified punitive damages. On August 5, 2003, the Court granted the Company’s Motion for Summary Judgment and dismissed all claims. On August 14, 2003, Messrs. Rebak and Macaluso filed an appeal of the summary judgment. The parties are attempting to reach a settlement in this matter; otherwise, we intend to vigorously defend the appeal. We cannot provide assurances as to the outcome of the litigation.

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

On July 21, 2003, MTI filed a suit against the Company in Bucks County, Pennsylvania, for breach of contract and tortious interference for the Company’s failure to complete telemarketing campaigns. Management asserts that these claims are not valid and intends to vigorously defend any action related to this claim and take all necessary steps to collect amounts due on account. While we believe MTI’s claims have no legal basis, we cannot provide assurances as to the outcome of the litigation.

11.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we reclassified as discontinued operations, the operations of our a) Cultural Access Group division (“CAG”), which provided in language, in-culture market research services and consulting services to Fortune 500 companies in a variety of industries and was sold on January 31, 2002 to Lumina Americas, Inc. for $1.2 million in cash, plus the assumption of certain liabilities and b) Phoenix, which provided pharmaceutical sample distribution services and was sold on February 25, 2002 to Express Scripts, Inc. for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain of $8.5 million, net of income taxes and expenses incurred in connection with the transactions. Revenues and operating (loss) income for the nine months ended September 30, 2002 were $358,008 and $(370,998) for CAG and $4,207,194 and $(7,189) for Phoenix, respectively.

12.	INDEBTEDNESS

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

On April 29, 2003, we entered into the Seventh Amendment and Waiver Agreement (the “Amendment”) to the Credit Facility. The Amendment allowed the Company to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations. In addition, the Amendment increased the effective rate of interest to Bank of America’s prime rate of interest plus 5% and limited the revolving commitment line to $6.1 million through May 14, 2003, with periodic reductions thereafter. The outstanding balance on the Credit Facility was due on July 1, 2003.

On June 10, 2003, we entered into a new Debt Agreement with CapitalSource. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”), up to $0.5 million under a Term Loan and requires us to have initial subscriptions of at least $1.5 million of Convertible Notes on June 10, 2003, and at least $2.0 million in Convertible Notes on or before July 15, 2003 (see Note 13). The Revolver has a three year term and bears interest at the prime rate plus 2.75%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled receivables and billings in excess of cost, as defined. The Term Loan bears interest at the prime rate plus 5.75% with monthly payments of $83,333 commencing on July 1, 2003 through maturity on December 31, 2003. The Term Loan is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.	INDEBTEDNESS (Continued)

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

As a result of our lawsuit against MTI in the three months ended June 30, 2003, we recorded bad debt expense of approximately $0.6 million during the three months ended June 30, 2003, which placed us in default of the covenants contained in our Debt Agreement. Therefore, we notified CapitalSource about the potential default in our covenants on July 29, 2003 and entered into the First Amendment (the “First Amendment”) to the Debt Agreement on August 11, 2003, which modified the financial covenants to allow for such event.

As of September 30, 2003, we were in default of our financial covenants contained in our Debt Agreement due to a significant decrease in revenues and profitability at our medical education division. On November 12, 2003, we entered into the Second Amendment (“Second Amendment”) to our Debt Agreement dated June 10, 2003. The Second Amendment modified the financial covenants to allow for the above mentioned events and increased the minimum additional participation fee from $250,000 to $400,050.

13.	CONVERTIBLE NOTES

In conjunction with our Debt Agreement, on July 15, 2003 (the “Effective Date”), we closed on $2.1 million of Convertible Notes that were sold to accredited investors. The proceeds of the Convertible Notes were used to fund working capital and operations. The Convertible Notes have a 39 month term, bear interest at a rate of 5% and are convertible after one year from the Effective Date of the Convertible Notes to common stock at $1.00 per share. The Convertible Notes also have 1.05 million of attached warrants with an exercise price of $0.01 per share. The warrants have a life of ten years and are exercisable commencing July 15, 2004. Interest on the Convertible Notes is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement.

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

In connection with the Convertible Notes, we were required to adopt the accounting principles prescribed by Emerging Issues Task Force (“EITF”) No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” In accordance with the accounting requirements of EITF No. 00-27, we have reflected $147,000 and $546,000 as a decrease to the carrying value of our Convertible Notes with a comparable increase to additional paid-in capital. The amount accreted to the Convertible Notes is calculated based on the (a) difference between the market price of our common stock at the grant date ($0.81 per share) and the effective conversion price per share available to the holders of our Convertible Notes ($0.74) multiplied by (b) the number of shares of common stock that will be issued if the shares of our Convertible Notes are ever converted. While the amount accreted to the warrants is calculated based on the relative fair value of the convertible notes and the warrants. The fair value of the warrants was determined using the Black-Sholes model. The amounts are accreted over the contractual life of the Convertible Notes as additional interest expense.

14.	UNEARNED STOCK COMPENSATION

During the three months ended March 31, 2003, the Company granted 150,000 stock options to an executive of the Company with a strike price of $0.50 per share. The Company recorded unearned stock compensation in the amount of $33,000 in connection with the grant. Such amount, which is shown as a reduction of stockholder’s equity, will be amortized as compensation expense over the related vesting period.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.	RELATED PARTY TRANSACTIONS

The Board of Directors and certain executive management have invested $950,000 in the Company’s Convertible Notes (see Note 13). In addition, a greater-than-5% shareholder has invested $75,000 in the Convertible Notes.

16.	SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” our reportable segments are strategic business units that offer different products and services to different industries in the United States and other countries.

The table below presents information about our reportable segments for our continuing operations used by the chief operating decision-maker of the Company for the three and nine months ended September 30, 2003 and 2002. The following information about reportable segments for the three and nine months ended September 30, 2002 excludes the results of Phoenix (previously included in the Pharmaceutical Segment) and CAG (previously included in the Other Segment), as such amounts have been reclassified as discontinued operations (see Note 11):

For the three months ended September 30,

	Pharmaceutical(2)	Consumer	Segment Total	Reconciliation	Total
2003
Revenues	$4,136,749	$6,633,287	$10,770,036	$—	$10,770,036
Gross profit	1,570,408	2,418,563	3,988,971	—	3,988,971
(Loss) income from operations	(9,071,783)	423,714	(8,648,069)	(790,557)	(9,438,626)
EBITDA(1)	(8,935,168)	665,046	(8,270,122)	(760,001)	(9,030,123)
Depreciation expense	99,579	241,332	340,911	30,556	371,467
Amortization expense	37,036	—	37,036	—	37,036

2002
Revenues	$5,730,129	$5,516,433	$11,246,562	$—	$11,246,562
Gross profit	2,221,392	2,335,774	4,557,166	—	4,557,166
Income (loss) from operations	297,625	602,889	900,514	(885,501)	15,013
EBITDA(1)	468,646	867,285	1,335,931	(866,688)	469,243
Depreciation expense	110,487	264,396	374,883	18,813	393,696
Amortization expense	60,534	—	60,534	—	60,534

For the nine months ended September 30,

	Pharmaceutical (2)	Consumer	Segment Total	Reconciliation	Total
2003
Revenues	$16,290,454	$20,678,863	$36,969,317	$—	$36,969,317
Gross profit	5,021,242	7,524,699	12,545,941	—	12,545,941
(Loss) income from operations	(9,735,540)	1,529,528	(8,206,012)	(2,408,203)	(10,614,215)
EBITDA(1)	(9,331,122)	2,280,163	(7,050,959)	(2,318,164)	(9,369,123)
Depreciation expense	293,374	750,635	1,044,009	90,039	1,134,048
Amortization expense	111,044	—	111,044	—	111,044

2002
Revenues	$19,661,619	$15,849,019	$35,510,638	$—	$35,510,638
Gross profit	6,352,006	6,751,882	13,103,888	—	13,103,888
Income (loss) from operations	1,170,522	1,269,737	2,440,259	(2,475,301)	(35,042)
EBITDA(1)	1,680,365	2,069,832	3,750,197	(2,420,182)	1,330,015
Depreciation expense	328,241	800,095	1,128,336	55,119	1,183,455
Amortization expense	181,602	—	181,602	—	181,602

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.	SEGMENTS (Continued)

(1)	EBITDA is calculated by taking (loss) income from operations and adding depreciation and amortization expense. EBITDA is a non-GAAP measure of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of certain non-cash charges (depreciation and amortization). We believe that EBITDA provides investors with valuable measures to compare our operating performance with the operating performance of other companies. EBITDA for the three and nine months ended September 30, 2003 and 2002 can be reconciled to the most comparable GAAP measure, income (loss) from operations, as shown above.

(2)	(Loss) income from operations and EBITDA for the Pharmaceutical Segment include a $299,555 gain on extinguishment of indebtedness – related party for the nine months ended September 30, 2003 and a $8,951,856 impairment of intangible assets charge for the three and nine months ended September 30, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with our Annual Report on Form 10-K as of and for the year ended December 31, 2002.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Our revenues decreased $0.4 million, or 3.6%, to $10.8 million for the three months ended September 30, 2003, compared to $11.2 million for the three months ended September 30, 2002. Revenues for the Pharmaceutical Segment decreased $1.6 million, or 28.1%, to $4.1 million for the three months ended September 30, 2003, compared to $5.7 million for the three months ended September 30, 2002. The decrease was primarily due to a decrease and/or delay in the number of medical education meetings awarded to us from existing clients and the loss of certain drug lines with existing clients offset by an increase in physician and pharmacy telecommunication programs. Revenues for the Consumer Segment increased $1.1 million, or 20% to $6.6 million for the three months ended September 30, 2003, compared to $5.5 million for the three months ended September 30, 2002. The increase was primarily due to an overall increase in billable hours performed on existing programs.

Our cost of revenues increased by $0.1 million, or 1.5%, to $6.8 million for the three months ended September 30, 2003, compared to $6.7 million for the three months ended September 30, 2002. Cost of revenues as a percentage of revenues increased to 63.0% for the three months ended September 30, 2003, from 59.8% for the three months ended September 30, 2002. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the three months ended September 30, 2003 increased to 63.4%, compared to 61.4% for the three months ended September 30, 2002. The increase was primarily due to the decrease in medical education revenues offset by an increase in productivity at our pharmaceutical telecommunication division. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 63.6% for the three months ended September 30, 2003, from 58.2% for the three months ended September 30, 2002. The increase was primarily attributed to the increase in revenues which resulted in an increase in head count, non-billable training costs and additional telecommunication costs.

Our selling, general and administrative expenses decreased by $0.1 million, or 2.2%, to $4.4 million for the three months ended September 30, 2003, compared to $4.5 million for the three months ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 40.7% for the three months ended September 30, 2003, compared to 40.2% for the three months ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 41.5% for the three months ended September 30, 2003, from 33.3% for the three months ended September 30, 2002. The increase was primarily due to the decrease in medical education revenues offset by an increase in physician and pharmacy telecommunications revenues. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased slightly to 30.3% for the three months ended September 30, 2003, compared to 30.9% for the three months ended September 30, 2002.

During the three months ended September 30, 2003, we experienced a significant reduction in revenues from our medical education division. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” we performed a two-step fair value based intangible asset assessment. The first step of the test compared the book value of our reporting unit to its estimated fair value. The estimated fair value of the reporting unit was computed using the present value of future cash flows as of September 30, 2003. In the second step of the impairment test, we compared the implied fair value of the intangible assets in accordance with the methodology prescribed by SFAS No. 142 to its book value. As a result of performing the two-step test, we determined that the division’s goodwill and intangible assets were impaired resulting in a charge of $8,951,856 during the three months ended September 30, 2003.

Our net interest expense increased $0.2 million, or 100%, to $0.4 million for the three months ended September 30, 2003, compared to $0.2 million for the three months ended September 30, 2002. The increase was primarily due to higher deferred financing costs which are being amortized over 6 and 36 month periods and the accretion of the debt discount on our Convertible Notes which is recorded as interest expense (see Note 13).

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Our revenues increased $1.5 million, or 4.2%, to $37.0 million for the nine months ended September 30, 2003, compared to $35.5 million for the nine months ended September 30, 2002. Revenues for the Pharmaceutical Segment decreased $3.4 million, or 17.3%, to $16.3 million for the nine months ended September 30, 2003, compared to $19.7 million for the nine months ended September 30, 2002. The decrease was primarily due to a decrease and/or delay in the number of medical education meetings awarded to us from existing clients and the loss of certain drug lines with existing clients offset by an increase in physician and pharmacy telecommunication programs. Revenues for the Consumer Segment increased by $4.9 million, or 31.0%, to $20.7 million for the nine months ended September 30, 2003, compared to $15.8 million for the nine months ended September 30, 2002. The increase was primarily due to an overall increase in billable hours performed on existing programs.

Our cost of revenues increased $2.0 million, or 8.9%, to $24.4 million for the nine months ended September 30, 2003, compared to $22.4 million for the nine months ended September 30, 2002. Cost of revenues as a percentage of revenues increased to 65.9% for the nine months ended September 30, 2003, from 63.1% for the nine months ended September 30, 2002. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment for the nine months ended September 30, 2003 increased to 69.3%, compared to 67.5% for the nine months ended September 30, 2002. The increase was primarily due to the decrease in medical education revenues and a decrease in direct costs incurred by us due to client specifications. Cost of revenues as a percentage of revenues for the Consumer Segment increased to 63.8% for the nine months ended September 30, 2003, from 57.6% for the nine months ended September 30, 2002. The increase was primarily attributed to the increase in revenues which resulted in an increase in head count, non-billable training costs and additional telecommunication costs.

Our selling, general and administrative expenses increased by $1.4 million, or 10.8%, to $14.4 million for the nine months ended September 30, 2003, compared to $13.0 million for the nine months ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 38.9% for the nine months ended September 30, 2003, compared to 36.6% for the nine months ended September 30, 2002. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 36.8% for the nine months ended September 30, 2003, from 25.4% for the nine months ended September 30, 2002. The increase was primarily attributed to bad debt expenses relating to a pharmaceutical client and a decrease in medical education revenues. Selling, general and administrative expenses as a percentage of revenues for the Consumer Segment decreased to 29.0% for the nine months ended September 30, 2003, compared to 34.8% for the nine months ended September 30, 2002. The decrease was due to an increase in revenues while continuing to manage cost levels.

During the three months ended September 30, 2003, we experienced a significant reduction in revenues from our medical education division. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” we performed a two-step fair value based intangible asset assessment. The first step of the test compared the book value of our reporting unit to its estimated fair value. The estimated fair value of the reporting unit was computed using the present value of future cash flows as of September 30, 2003. In the second step of the impairment test, we compared the implied fair value of the intangible assets in accordance with the methodology prescribed by SFAS No. 142 to its book value. As a result of performing the two-step test, we determined that the division’s goodwill and intangible assets were impaired resulting in a charge of $8,951,856 during the three months ended September 30, 2003.

Our 6.5% subordinated promissory note with a former stockholder of AM Medica Communications Group was settled for $0.7 million, which resulted in a gain of approximately $0.3 million during the nine months ended September 30, 2003.

Our net interest expense increased $0.4 million, or 100%, to $0.8 million for the nine months ended September 30, 2003, compared to $0.4 million for the nine months ended September 30, 2002. The increase was due to interest income from Phoenix Marketing Group (“Phoenix”) and Cultural Access Group (“CAG”) intercompany loans for which the corresponding interest expense has been classified as discontinued operations in 2002, higher deferred financing costs being amortized over 6 and 36 month periods, accretion of the debt discount on our Convertible Notes which is recorded as interest expense (see Note 13), offset by a decrease in interest expense, as amortized, on a subordinated promissory note with a former stockholder of AM Medica Communications Group, which was settled for $0.7 million and resulted in a gain of $0.3 million.

Liquidity and Capital Resources

At September 30, 2003, we had negative working capital of $2.9 million, as compared to negative working capital of $3.1 million at December 31, 2002. Cash and cash equivalents were $0.4 million at September 30, 2003, compared to $2.2 million at December 31, 2002.

Net cash provided by operating activities during the first nine months of 2003 was $0.9 million, compared to $2.8 million net cash used in operating activities during the first nine months of 2002. The increase in net cash provided by operating activities was primarily due to an increase in deferred revenues and other assets and a decrease in accounts receivable and accrued salaries and wages.

Net cash used in investing activities was $1.3 million for the first nine months of 2003, compared to $31.0 million net cash provided by investing activities for the first nine months of 2002. The decrease in net cash provided by investing activities was primarily due to the proceeds received from the sale of our Phoenix and CAG divisions in 2002 and an increase in restricted cash in 2003.

Net cash used in financing activities was $1.4 million for the first nine months of 2003, compared to $30.3 million net cash used in financing activities for the first nine months of 2002. The decrease in net cash used in financing activities was primarily due to the net payments under our Credit Facility made in 2002 from proceeds received from the sale of Phoenix and CAG, refinancing of our Credit Facility, cash received for the future issuance of our 5% Convertible Promissory Notes (the “Convertible Notes”) and repayments of our related party debt in 2003.

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

On June 10, 2003, we entered into a new revolving credit, term loan and security agreement (“Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”), a commercial finance firm with expertise in the pharmaceutical industry through their healthcare finance lending unit. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”); up to $0.5 million under a Term Loan (the “Term Loan”) and requires us to have initial subscriptions of at least $1.5 million of Convertible Notes on June 10, 2003 and at least $2.0 million in Convertible Notes on or before July 15, 2003 (see Note 13). The Revolver has a three year term and bears interest at the prime rate plus 2.75%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled receivables and billings in excess of cost, as defined. The Term Loan bears interest at the prime rate plus 5.75% with monthly payments of $83,333 commencing on July 1, 2003 through maturity on December 31, 2003. The Term Loan is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company.

On July 15, 2003, we sold $2.1 million of our 5% Convertible Promissory Notes and Warrants. The securities were offered and sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as promulgated under the Securities Act. The securities were sold only to Accredited Investors, as that term is defined under Regulation D. The Convertible Notes have a 39 month term and bear interest at a rate of 5%. Interest is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Holders of the convertible notes may convert all or any part of the principal amount into shares of the company’s common stock at any time until all principal and accrued interest thereon is paid in full, at a conversion price equal to $1.00 per share. The warrants are exercisable, at a purchase price of $0.01 per share of common stock, from one year after the maturity date through 10 years from the vesting date. Proceeds from the sale of these securities were used to fund working capital and operations.

The availability under the Debt Agreement allowed us to restructure our debt by repaying the Credit Facility with the Bank Group, settling our 6.5% subordinated promissory note with a former stockholder of AM Medica Communications Group for $0.7 million, which resulted in a gain of approximately $0.3 million and making a $50,000 payment on our 6% subordinated promissory note (the “Subordinated Note”) with a former stockholder of TMS Professional Markets Group. The Subordinated Note was amended to be subordinated to the Debt Agreement with regularly scheduled monthly payments of principal and interest not to exceed the lesser of 25% of Excess Cash Flow (as defined in the Debt Agreement) for the prior month or $63,000 per month.

In addition, a letter of credit previously issued to the landlord of our Maryland communication center by the Bank Group was canceled in June 2003. A new letter of credit was issued to the landlord in June 2003 and is collateralized by a certificate of deposit in the amount of $834,000 (see Note 4).

In accordance with Emerging Issues Task Force (“EITF”) No. 95-22, “Accounting for Agreements that Include Both a Subjective Acceleration Clause and a Lock-box Arrangement,” which states that agreements with both subjective acceleration clauses and a lock-box agreement should be classified as a current liability due to the financial institutions’ ability to accelerate the due date of the debt based on certain events outside of our control, we have classified the entire amount outstanding on the Debt Agreement as current portion of indebtedness in the accompanying balance sheet at September 30, 2003.

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

As of September 30, 2003, we were in default of our financial covenants contained in our Debt Agreement due to a significant decrease in revenues and profitability at our medical education division. On November 12, 2003, we entered into the Second Amendment (“Second Amendment”) to our Debt Agreement dated June 10, 2003. The Second Amendment modified the financial covenants to allow for the above mentioned events and increased the minimum additional participation fee from $250,000 to $400,050.

The auditor’s report on our financial statements included with the 2002 Annual Report on Form 10-K includes an explanatory paragraph indicating that there is substantial doubt regarding our ability to continue as a going concern. As discussed above, in June 2003, we closed on a new Debt Agreement and simultaneously paid off our Credit Facility. We believe that the new debt structure provides us with the liquidity and capital resources needed to grow the existing business and increase shareholder value. We believe that we will be able to meet the financial covenants of the Second Amendment and that our cash and cash equivalents, as well as cash provided by operations and the availability from the Debt Agreement and the Convertible Notes will be sufficient to fund our current operations for the next twelve months.

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

Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

•	The ability to continue as a going concern if the Company is unable to generate additional cash flow and income from continuing operations;

•	The ability to continue to comply with the financial covenants contained under the Debt Agreement;

•	Competition from other third-party providers and those clients and prospects who may decide to do the work that Access Worldwide does in-house;

•	Consolidation in the pharmaceutical, medical, telecommunications and consumer products industries which reduces the number of clients that are able to be served;

•	Potential consumer saturation reducing the need for services;

•	The Company’s ability and clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients and the possible loss of one or more clients;

•	The ability to develop or fund the operations of new products or service offerings;

•	Reliance on technology;

•	Reliance on key personnel and labor force;

•	The possible prolonged impact of the general downturn in the U.S. economy;

•	The volatility of the stock price; and

•	The unpredictability of the outcome of litigation in which the Company is involved.

The Company assumes no duty to update any forward-looking statements. For a more detailed discussion of these risks and others that could affect the Company’s results, see the Company’s filings with the Securities and Exchange Commission, including the risk factors section of Access Worldwide’s 2002 Annual Report on Form 10-K as of and for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and are subject to interest rate risks on our Debt Agreement caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangement under the Debt Agreement. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Debt Agreement currently provides for interest rates ranging from prime plus 2.75% to prime plus 5.75%. The prime rate is the prime rate published by the Wall Street Journal. A one percent increase in the prime interest rate would result in a pre-tax impact to us on earnings of approximately $0.05 million per year.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

Based on an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with the evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in legal actions arising in the ordinary course of our business. We believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operation or cash flow except as described below;

On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company in Federal District Court for the district of New Jersey. The lawsuit seeks enforcement of an alleged amendment to an earn-out agreement between the Company and Messrs. Rebak and Macaluso relating to our acquisition of Phoenix in 1997. Messrs. Rebak and Macaluso were two primary shareholders of Phoenix prior to the acquisition and became officers of the Company after Phoenix became a subsidiary of Access Worldwide. The suit alleges that we agreed to amend the earn-out agreement. The lawsuit seeks actual damages of $0.9 million plus additional unspecified punitive damages. On August 5, 2003, the Court granted the Company’s Motion for Summary Judgment and dismissed all claims. On August 14, 2003, Messrs. Rebak and Macaluso filed an appeal of the summary judgment. The parties are attempting to reach a settlement in this matter; otherwise, we intend to vigorously defend the appeal. We cannot provide assurances as to the outcome of the litigation.

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

On July 21, 2003, MTI filed a suit against the Company in Bucks County, Pennsylvania for breach of contract and tortious interference for the Company’s failure to complete telemarketing campaigns. Management asserts that these claims are not valid and intends to vigorously defend any action related to this claim and take all necessary steps to collect amounts due on account. While we believe MTI’s claims have no legal basis, we cannot provide assurance as to the outcome of the litigation.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 15, 2003, we sold $2.1 million of our 5% Convertible Promissory Notes and Warrants. The securities were offered and sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as promulgated under the Securities Act. The securities were sold only to Accredited Investors, as that term is defined under Regulation D. The Convertible Notes have a 39 month term and bear interest at a rate of 5%. Interest is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Holders of the convertible notes may convert all or any part of the principal amount into shares of the company’s common stock at any time until all principal and accrued interest thereon is paid in full, at a conversion price equal to $1.00 per share. The warrants are exercisable, at a purchase price of $0.01 per share of common stock, from one year after the maturity date through 10 years from the vesting date. Proceeds from the sale of these securities were used to fund working capital and operations.

ITEM 3. DEFAULTS	UPON SENIOR SECURITIES

As of September 30, 2003, we defaulted on our Debt Agreement dated June 10, 2003 with CapitalSource. The default was triggered by our inability to comply with certain financial covenants contained in the Debt Agreement due to a significant decrease in revenue and profitability at our medical education division. On November 12, 2003, we entered into the Second Amendment (“Second Amendment”) to our Debt Agreement dated June 10, 2003 that modified the financial covenants resulting in a cure of the default.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10(bbb)  First Amendment to the Revolving Credit, Term Loan and Security Agreement with Capital Source

Finance, LLC, dated August 11, 2003.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer

32.2 Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K

Current Report on Form 8-K dated August 13, 2003, and furnished on August 18, 2003, setting forth the press release containing information relating to the Company’s financial results for the three and six month periods ending June 30, 2003. This current report on Form 8-K is not deemed to be incorporated by reference in any filings made by the Company with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: November 14, 2003	By:	/s/ Shawkat Raslan

Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: November 14, 2003	By:	/s/ John Hamerski

John Hamerski, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

10(bbb)	First Amendment to the Revolving Credit, Term Loan and Security Agreement with Capital Source Finance, LLC, dated August 11, 2003.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer