Form 10-K
period 2003-12-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2004-03-30
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

(Registrant’s telephone number, including area code) (561) 226-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class.	Name of each exchange on which registered.
None.	None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2003, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $7,300,559.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 25, 2004 was 9,740,501.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s Proxy Statement to be filed with respect to the 2004 Annual Meeting of Stockholders and to be filed no later than April 30, 2004. Part IV incorporates by reference portions of previously filed reports.

PART I

ITEM 1. Business

General

Access Worldwide Communications, Inc. (“Access Worldwide,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. We provide services through the following two business segments:

•	Pharmaceutical Services (“Pharmaceutical”) Segment, which consists of our medical education business, AM Medica Communications Group (“AM Medica”), and our pharmaceutical communication center, TMS Professional Markets Group (“TMS”) (pharmaceutical division), that provide medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services (“Business”) Segment (formerly Consumer and Business Services Segment or Consumer Segment), which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”), and the business services division of TMS, that provide telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, insurance and consumer products industries.

We believe that our ability to provide specialized marketing programs, supported by technological systems, helps to differentiate us in the highly fragmented outsourced marketing services industry.

Availability of Reports and Other Information

Our corporate website is http://www.accessww.com. We make available on this website, free of charge, access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statement on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we have electronically submitted such material to the Securities and Exchange Commission (the “Commission”). Our corporate website also contains our Corporate Governance Guidelines, Code of Ethics and Charter of the Audit Committee of the Board of Directors. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, who file electronically with the Commission. Information on our website or the Commission’s website is not part of this document.

Pharmaceutical Marketing Services

Our services enable us to help our clients influence physicians, inform pharmacists, involve patients and impact sales by educating audiences on new drugs, medical devices and procedures, and prescribing indications. Our services are described below and on the following pages:

Medical Education Programs:

We work with pharmaceutical clients to educate healthcare practitioners about drugs, devices and procedures. In the last 17 years, we have organized more than 1,700 domestic and international medical meetings of various sizes. Formats include: scientific symposia, interactive workshops, university programs, fellowship programs, investigator/research meetings, satellite programs, roundtables, advisory board meetings and sales training programs. In organizing these meetings, we work with some of the medical industry’s most prominent associations.

We organize and oversee meetings management at various stages, including:

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

In addition, we have experience with international travel, customs, international protocol and traditions, and translation services. We have worked in a number of overseas sites, including Europe, Latin America, Canada, the Middle East and Far East, Africa and Australia.

Our largest medical education client, Pfizer, Inc., (“Pfizer”), accounted for $8.6 million, or 16.8% of our revenues for the year ended December 31, 2003.

Medical Publishing:

Well-written and produced publications continue to be effective and worthwhile forms of medical communications. We work with pharmaceutical companies to aid them in their medical publications programs. Our services include: the development of manuscripts; consultation with guest authors; copy editing and proofreading; design, layout and production; and printing. We have worked on a number of formats, including original papers for journal publication, journal supplements and sales training programs, among many others.

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

Through our vacant territory management programs, we offer a cost effective medium for pharmaceutical companies to reach physicians in sales territories that do not have sales representatives assigned to them. Through this service, we provide account maintenance, product sampling, product detailing and new product launch services.

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

Pharmacy Stocking:

We provide a stocking service that helps pharmaceutical companies contact pharmacists and place drugs in pharmacies across the United States. Through INSTOCKSM, we target independent pharmacies located nationwide during the launch phase of new products. This service addresses what we believe is a need within the industry to reach pharmacists at non-chain locations.

The INSTOCKSM program begins with pharmaceutical databases of pharmacists that are updated daily. Using this contact information, appropriately trained employees call independent pharmacists to present and explain a client’s new product, new indication or product line extension. Incentives for immediately stocking the product are communicated to the pharmacists and any orders are taken. These orders are processed through the pharmacy’s regional wholesaler. The stocking incentives consist mainly of cash rebates. Through relationships with wholesale distribution centers in various states in the United States, we have the ability to confirm that orders are fulfilled within 15 to 20 business days.

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

Business Services

We provide multilingual business-to-consumer and business-to-business marketing programs from three communication centers. We reach the foreign language markets in the United States with multilingual teleservices conducted by hundreds of bi-lingual customer service and telesales professionals. Our teleservices programs are performed at three offices that are located in the Washington, DC and South Florida areas. These locations with their high multicultural populations aid in the recruitment of multilingual employees. A fourth center located in Augusta, Maine is expected to open in 2004 and will employ up to 250 employees at full capacity.

With multilingual software, we are able to access up to 50,000 multilingual households daily. Our multicultural and multilingual staff can execute business service programs in a variety of languages and dialects, including Cantonese, Korean, Mandarin, Spanish and Vietnamese. The bulk of our programs are comprised of customer services to retain existing clients’ customers, win-back programs to reestablish relationships with clients’ former customers and acquisition campaigns to attract prospective new customers. We have successfully implemented inbound, outbound and blended applications, and have experience serving a multitude of industries that include telecommunications, financial services, and insurance and consumer products.

Inbound Services:

Customer Service:

In this popular program, our teleservices agents answer incoming telephone calls on behalf of our clients. As part of the call processing, agents answer questions, resolve issues and dispense general information, as required. Our customer service products improve the level of service between our clients and their customers.

1st Tier Technical Support:

We have the ability to answer inquiries from callers that need assistance with either software or hardware issues. Our agents can identify the caller’s specific problem, open a trouble ticket and either resolve the issue or transfer the call to second tier support.

Sales Acquisition and Order Processing:

We work with our clients’ advertising or direct mail campaigns to offer acquisition and order processing services. Our agents assist callers with making their selection and present additional related products for their consideration. All order information including the caller’s name, mailing and billing addresses and type of payment are collected and delivered electronically to the client.

Third Party Verification:

In order to speed order processing, we offer third party verification programs. With this service, our agents either accept calls or place calls to verify order information on behalf of our clients. Order verification helps to ensure the quality of the order prior to billing and/or shipping.

Dealer Locators:

Many times consumers are interested in a new service or product; however, they need assistance in locating a neighborhood store that offers the product(s). We help these potential customers by accepting their incoming calls and dispensing information about the closest store or dealer location. This information is determined by the caller’s zip code or city, using a database provided by the client.

Coupons/Product Samples:

In some marketing campaigns, coupons or products samples are available to potential customers. We answer calls and process requests for these promotional items. The agents collect the caller’s name, address and general demographic information. The data is sent electronically to the client for fulfillment.

Product Recalls:

At times, clients utilize our communication centers for product recalls. In these instances, agents either accept or place calls to consumers. Our agents dispense important information and collect caller information as required by the client. We have the capability to get these programs operational quickly and can complete the training of agents on an accelerated schedule.

Outbound Services:

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

Win-Back Campaigns:

One of our more challenging services is win-back campaigns. In these programs, agents are faced with the challenge of contacting customers that no longer do business with our client. Our agents are trained to sell the customer on the value of returning to our client.

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

Preferred Customer Offers:

We place calls to our clients’ existing customers. Our agents provide important service related information and/or sell the individual on signing up for new or additional services.

Our largest teleservices clients in the Business Services Segment are SBC Communications, Inc. (“SBC”) and Sprint Corporation (“Sprint”), which accounted for $18.5 million or 36.1%, and $7.5 million or 14.6%, respectively, of our revenue for the year ended December 31, 2003.

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

We have developed middleware that supports multilingual scripting and unlimited script branching to handle complex call scripting. This system is called Java Enabled Scripting System. The open environment is scripted using industry-standard JavaScript and HTML. All call scripting is dynamic and can be quickly modified in real-time to ensure that all agents always have the most accurate information available.

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

Industry Overview

The outsourced marketing services industry includes a variety of companies offering a range of communication services. Marketing companies include large advertising agencies, international and regional communication centers, boutique firms and multi-billion dollar national consulting conglomerates.

Pharmaceutical Marketing & Medical Education Industry

The health of the pharmaceutical marketing and medical education industry is driven by the well-being of pharmaceutical drug manufacturers. These companies are continually impacted by developments in science and technology, the Food & Drug Administration (“FDA”), and organizational changes, most notably, substantial mergers between leading manufacturers.

There are significant financial stakes in play when marketing a pharmaceutical product given the hefty price tag and risk for failure associated with the development of a medication. According to Pharmaceutical Industry Profile 2003 prepared by the Pharmaceutical Research and Manufacturers of America, a pharmaceutical trade association, the average cost to develop a new drug has grown from $138 million in 1975 to $802 million in 2000. Only 1 of 5,000 screened compounds is approved and only 3 out of 10 marketed drugs recoup their research and development investments. In addition, new drugs must undergo a lengthy development process that can span 10-15 years, according to the Tufts Center for the Study of Drug Development, an independent source of information on the efficiency and productivity of the drug industry.

The FDA has a significant impact on the pharmaceutical marketing and medical education industry given the FDA’s authority to approve medications for the public. In 2002, the FDA approved 26 new medicines with an average review time of 17.8 months.

Both the industry and manufacturers are also being influenced by the growing role of patients in the selection and usage of their medications. More people are walking into their doctors’ offices requesting a specific drug driven by information they gathered from Direct-to-Consumer (“DTC”) advertising, such as television commercials or magazine advertisements. DTC ads can inform suffers and their caregivers about available or new treatments and side effects and risks. They can also serve as a reminder to take or refill medications. The cost of non-compliance of following medical instructions costs $210 billion a year in lost productivity and increased healthcare costs, and leads to more than 200,000 deaths, as reported in PharmaVoice, a magazine forum for pharmaceutical industry executives. As a result, the DTC industry has grown significantly and greater marketing programs directed to consumers are being developed.

Due to the significant monetary investments, pharmaceutical companies spend substantial sums annually supporting their products with marketing and sales efforts that can include peer-to-peer meetings, symposia, third-party events and teleconferences. Pharmaceutical companies have relied for many years on third-party providers of promotional, marketing and educational conferencing services.

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

Business Services Industry

As in the pharmaceutical marketing and medical education arena, the business services industry is large and has been impacted by government regulation and trade association guidelines.

According to the Direct Marketing Association (“DMA”), a trade association for users and suppliers in the marketing industries, total teleservices sales revenue is projected to grow 8.4% from 2001 to 2006. Telemarketing sales totaled $100.3 billion in 2002, up from $86.9 billion in 2000.

The size of the industries have attracted a large number of teleservices companies, resulting in an extremely fragmented industry with hundreds of companies offering call center management, customer service, consulting, lead generation, fulfillment or database management services. In addition to US companies, we also compete with international firms that have centers located overseas. Though we compete with these firms, it has been the experience of the sales team that clients seeking multicultural services commonly have a preference for centers based in the United States that use multicultural residents to provide multilingual teleservices.

With the growth of the industry has come the proposal and passage of new teleservices legislation, in particular, a national do-not-call list and the regulation of predictive dialers. The national do-not-call list enables consumers to add their telephone number to a national registry of people who have indicated that they are not interested in receiving telephone solicitations. Telemarketers are required to access the registry every quarter and may be fined $11,000 per violation. However, teleservices providers are allowed to contact consumers with whom they have an established business relationship for up to 18 months after the consumer’s last purchase, delivery or payment, even if the consumer’s telephone number is on the national do-not-call registry.

In addition, the FTC introduced regulations that oversee the use of predictive dialers, which is computerized dialing equipment that increases the number of calls that can be generated and completed from a communication center. This technology can sometimes generate unanswered or abandoned calls. The FTC requires that no more than three percent of calls that are answered by a person are abandoned, measured per day, per calling campaign, and that the consumer’s phone must ring a minimum of 15 seconds (approximately 4 rings) before hang up.

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

We believe there are significant barriers to becoming an outsourced marketing services company with national capabilities in industries governed by state and federal regulations. Some of these barriers include the development of a broad range of marketing knowledge and expertise; the infrastructure and experience necessary to serve the demands of clients; the ability to simultaneously manage complex marketing programs in multiple jurisdictions; the development and maintenance of the necessary information technology systems; and the establishment of solid working relationships with clients. We believe that we have the foregoing capabilities. However, as a result of, among other things, the risks described below and on the following pages, we cannot assure you that we will be able to maintain these capabilities or otherwise be able to successfully compete for clients.

Company Business Strategy and Recent Events

Business Strategy:

Our current business strategy is to operate and grow the business on a cost-effective basis while positioning the Company to benefit from the continuing trend toward outsourcing. With the ultimate goal to increase in shareholder value and client satisfaction, our business strategy includes the following aspects:

Exploit Niche Market Opportunities

In each industry that we pursue, our goal is to build and maintain a leading position as a specialized outsourced marketing services provider. We are focused on outsourced marketing efforts in the healthcare and multicultural markets. Through our experience and technology systems, we have demonstrated effectiveness in communicating our clients’ products and services to complex and hard-to-reach markets, including physicians, pharmacists, patients and multilingual customers.

In the first quarter of 2004, TelAc began to execute expansion plans for a new communication center in Augusta, Maine and this satellite location will increase our capacity for our clients. The services to be conducted at the site will include inbound and outbound customer service, customer recruitment, win-back programs, product recalls, special promotions and coupons, and database maintenance, among others.

As a result of the move to Maine, Access Worldwide received training and recruitment assistance, tax relief and financial incentives, effectively eliminating the personal property tax on machinery and equipment for a period of time. In addition, we will receive the reimbursement of qualified employees’ state income tax withholdings and a one-time community development block grant from the Maine Department of Economic and Community Development. The incentives are expected to total more than $850,000.

Drive Internal Growth

We continue to grow internally by further penetrating existing client relationships, acquiring new client relationships, and introducing new service offerings. We have a long history of achieving high levels of client satisfaction and have significantly expanded client relationships as a result of demonstrated performance.

In 2003, Access Worldwide recruited several business development/sales personnel to join the Company’s sales and marketing team. Management believes that it must increase Access Worldwide’s sales and marketing efforts to fully realize the Company’s market potential for internal growth. We will continue to add new business development/sales personnel as existing staff becomes fully utilized.

To aid in our marketing and branding efforts, we created Access Pharmaceutical Services, a joint effort between TMS and AM Medica. The two businesses are working as a single unit when marketing Access Worldwide’s pharmaceutical capabilities, responding to sales leads and executing various programs.

Maintain Technological Leadership

We will continue to invest in proprietary systems and technologies that will provide us with competitive advantages. Our technology strategy is driven by our objective to maximize reliability, integration and flexibility. As part of the development of our communication center in Maine, we are budgeted to invest more than $400,000 for a Rockwell Spectrum Automatic Call Distributor. The technology will enable us to handle inbound calls with a great deal of flexibility with respect to staffing or complexity of calls. The equipment also allows us to conduct larger and more complex sales campaigns.

Recent Events:

On December 5, 2003, PricewaterhouseCoopers LLP (“PwC”) informed us that it was resigning as the Company’s independent auditors. There have been no material disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with PwC’s audits of Access Worldwide’s financial statements as of and for the years ended December 31, 2002 and 2001, and through December 5, 2003.

On January 29, 2004, Access Worldwide officially retained BDO Seidman, LLP (“BDO”) as new independent auditors for the Company. BDO is a national professional services firm that provides assurance, tax and, financial advisory services to publicly traded and private businesses.

On January 29, 2004, we announced that the Board of Directors (“Board”) had officially named Guy M. Amato as President and Chief Executive Officer of TMS as the culmination of a six month transition plan. Mr. Amato joined the Company in March 2002 as Senior Vice President, Sales & Marketing and was promoted to Executive Vice President of TMS in July 2003.

As part of the transition plan, Lee Edelstein resigned as President and Chief Executive Officer of TMS, effective December 31, 2003. Mr. Edelstein entered into a consulting agreement with Access to work with Shawkat Raslan, Chairman and Chief Executive Officer of Access Worldwide on business and new program development for all pharmaceutical marketing services offered by Access Worldwide.

In conjunction with these management changes, the Company created Access Pharmaceutical Services. As part of the creation of Access Pharmaceutical Services, Katherine Dietzen, Senior Vice President of Access Worldwide and Chief Operating Officer of AM Medica began reporting directly to Mr. Amato.

In a move to reduce corporate overhead, Richard Lyew, Senior Vice President and Corporate Controller will succeed John Hamerski as Executive Vice President and Chief Financial Officer, effective July 1, 2004. Mr. Lyew joined Access Worldwide in May 1998 as Assistant Corporate Controller. Prior to joining Access Worldwide, Mr. Lyew spent more than six years in public accounting at PricewaterhouseCoopers LLP where he participated in acquisitions, divestitures, roll-ups and initial public offerings, along with performing audit and tax work. He is a Certified Public Accountant licensed in the State of New York and a member of the American Institute of Certified Public Accountants.

Patents, Trademarks, Service Marks & Licenses

Our service marks relate to the names, “Access Worldwide” and “Access Worldwide Communications, Inc.” and to our logo. The name, “Access Worldwide Communications, Inc.” and our logo received Certificates of Registration from the U.S. Patent and Trademark Office in 2001.

Our application for the name, “Access Worldwide,” is currently pending with the U.S. Patent and Trademark Office. In June 2001, legal counsel for World Access, Inc. requested an extension of time to oppose our application. However, on December 4, 2003, World Access, Inc. formally dropped their opposition in exchange for assurances that we would not be using the name, “Access Worldwide,” in the insurance business. As a result, there is currently no known opposition to the application. If we were to lose the right to use the name “Access Worldwide” in our business, it could have a material, adverse effect on the Company.

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

In addition, pharmaceutical and marketing companies must comply with professional association and industry guidelines that were established to prevent conflicts of interest. Specifically, these guidelines apply to distribution of gifts, payments and reimbursements to physicians and other healthcare professionals. Any changes to the current guidelines could adversely affect our businesses.

Telecommunications Regulations

Our communication centers must comply with a variety of regulations enforced by the Federal Communications Commission (“FCC”) and Federal Trade Commission (“FTC”).

The FCC rules under the Federal Telephone Consumer Act of 1991, which limits the hours which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The FCC also prohibits the unauthorized switching of subscribers’ long distance carriers, known in the industry as “slamming.” A fine of up to $100,000 may be imposed by the FCC for each instance of slamming. Federal law requires that switches authorized over the telephone, such as through our teleservices, be verified contemporaneously by a third party. Third party verification generally is not required for switches obtained in person, such as those obtained by members of a direct field sales force.

The FTC regulates under the Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 (“TCFAPA”) and Telemarketing Sales Rule (“TSR”). The TCFAPA broadly authorizes the FTC to issue regulations prohibiting misrepresentation in telephone sales. In 1995, the FTC issued regulations under the TCFAPA, which, among other things, require telemarketers to make certain disclosures when soliciting sales.

The FTC has amended the TSR and made changes to the regulation of predictive dialers, which is computerized dialing equipment that significantly increases the number of calls that can be generated and completed from a communication center. This technology can sometimes generate unanswered calls or calls that are answered by a person and abandoned. The FTC requires that no more than three percent of calls generated by predictive dials be answered by a person and abandoned, measured per day per calling campaign, and that the consumer’s phone must ring a minimum of 15 seconds (approximately 4 rings) before hang up. This revision went into effect on March 31, 2003.

The FTC has also amended the TSR to require telemarketers to play an identification message to each abandoned call. Initially the FTC had proposed a compliance date of March 31, 2003 for this requirement; however, the agency deferred the effective date to October 1, 2003.

The telemarketing legislation that gained significant media attention during 2003 was the introduction of a national do-not-call registry. The registry, created by amending the TSR, went into effect on October 1, 2003. Consumers were invited to register their home telephone number(s) on the registry in an effort to reduce the number of incoming telemarketing solicitations. Telemarketers are required to search the registry at least every three months and remove the phone numbers of consumers who have registered from their databases. However, teleservices providers are allowed to contact consumers with whom they have an established business relationship for up to 18 months after the consumer’s last purchase, delivery or payment, even if the consumer’s telephone number is on the national do-not-call registry. Effective October 1, 2003, a consumer who receives a telemarketing call despite being on the registry is able to file a complaint with the FTC, with violators facing the possibility of being fined up to $11,000 per incident. In addition to federal regulation, teleservices providers must also comply with do-not-call lists that exist on the state level.

Effective January 29, 2004, the FTC began requiring that telemarketing firms identify themselves on Caller ID. Previously, some telemarketing calls appeared as “out of area” on Caller ID. Now the name displayed by Caller ID must either be the company trying to make a sale or the firm making the call. The display must also include a phone number that consumers can call during regular business hours and ask that the company no longer call them. The change is part of the rules that set up the do-not-call registry, which consumers can use to block certain telemarketers from calling. Telemarketing companies were given additional time to install the technology needed to display their names and numbers. Some places still do not have Caller ID technology, and firms in those areas do not have to comply.

We believe our operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, we cannot assure you that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company or our clients in the future or significantly increase the cost of regulatory compliance.

In regards to slamming, we believe that our training and other procedures are designed to prevent unauthorized switching. However, we cannot assure you that each employee will always follow our mandated procedures and applicable law. Accordingly, it is possible that employees may in some instances engage in unauthorized activities, including slamming.

We investigate consumer complaints reported to our telecommunications clients and report the results to such clients. To our knowledge, no FCC complaint has been brought against any of our clients as a result of our services. We believe that the FCC generally examines the sales activities of long distance telecommunications providers, including our clients, and the activities of outside vendors, such as the Company. If any complaints were brought against a client of ours, that client might assert that such complaints constituted a breach of its agreement with us and, if material, seek to terminate the contract. Any termination by our largest teleservices clients would likely have a material adverse effect on the Company.

The majority of states require outbound telemarketers to comply with various registration and disclosure requirements. As a publicly traded company, we are exempt from the majority of these filing requirements. However, the failure to comply with the requirements in other states could result in fines and/or a ban on calls into such states. We currently have one application pending in a state where such registration has yet to be formalized.

Competition

The outsourced marketing services industry in which we operate is very competitive and highly fragmented. We compete with other outsourced marketing services companies, ranging in size from very small companies offering specialized applications or short-term projects to large independent companies. While many companies provide outsourced marketing services, we believe that there is no single company that dominates the entire industry; however, a significant number of our competitors and potential competitors have more extensive marketing capabilities, more extensive experience and greater financial resources than the Company. Consolidation among prospective clients also increases competition for buyers of our services. There can be no assurance that we will be able to compete successfully or that competitive pressures will not materially and adversely affect the Company.

Pharmaceutical Marketing and Medical Education Competitors:

In the pharmaceutical and medical education industries, we have many competitors, including but not limited to pharmaceutical in-house agencies, divisions of worldwide and domestic healthcare advertising agencies and a number of boutique agencies. Competition may intensify as drug companies continue to consolidate and global agencies offer package buys of a wide range of promotional and educational services. In addition, we compete with the in-house marketing departments of our clients.

Communication Center Competitors:

The teleservices industry is extremely fragmented with many companies offering one or more of the following services: center management, customer service, consulting, lead generation, fulfillment or database management services. Teleservices vendors may be selected based on a number of factors including price, range of services, expertise, speed to program execution and industry reputation, among others. We compete with large teleservices companies, such as APAC Customer Services, Convergys Corporation, ICT Group, Inc., SITEL Corporation, Sykes Enterprises, TeleTech Holdings, Inc., and West Corporation that have significantly greater financial resources and more centers, as well as smaller, independent companies that have a niche in the multicultural or pharmaceutical marketing industries.

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

Furthermore, we believe that the growth in the telephone marketing industry, expected to grow by 8.4% from 2001 to 2006, according to the DMA, may attract new competitors to the industry. New companies may have greater resources than we do and could intensify the competition in the industry.

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

As in the medical education arena, we must also compete against our clients; to the extent they make the decision to perform their telemarketing in-house. Several of our clients, potential clients and competitors have significant internal marketing staff and communication centers that are superior to our resources.

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

Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

•	Risks associated with our Debt Agreement;

•	Competition from other third-party providers and those of our clients and prospects who may decide to do the work that we do in-house;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Potential consumer saturation reducing the need for our services;

•	Certain needs for our growth;

•	Our dependence on the continuation of the trend toward outsourcing;

•	Dependence on the industries we serve;

•	The effect of changes in a drug’s life cycle;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and our labor force and recent changes in management;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy.

•	The effects of an interruption of our business;

•	Risks as a result of our downsizing;

•	Risks associated with our stock trading on the OTC Bulletin Board; and,

•	The volatility of our stock price.

Certain Factors that May Affect Future Operating Results

In addition to other information set forth in this report, readers should carefully consider the following risk factors in evaluating Access Worldwide and our business.

We face risks related to our Debt Agreement.

Our Debt Agreement dated June 10, 2003, as amended on August 11, 2003 and November 13, 2003, contains various financial covenants that must be complied with on an ongoing basis. There can be no assurance that the Company will comply with these covenants in the future. The failure to comply with these covenants could negatively impact the liquidity and cash flow of the Company and therefore materially and adversely affect the Company.

We may be adversely impacted by competition, industry consolidation and potential consumer saturation.

The outsourced marketing services industry in which we operate is very competitive and highly fragmented. We compete with other outsourced marketing services companies, ranging in size from very small companies offering specialized applications or short-term projects to large independent companies. While many companies provide outsourced marketing services, we believe that there is no single company that dominates the entire industry. A significant number of our competitors and potential competitors have more extensive marketing capabilities, more extensive experience and greater financial resources than the Company. Consolidation among prospective clients also increases competition for buyers of our services. There can be no assurance that we will be able to compete successfully or that competitive pressures will not materially and adversely affect the Company.

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

Furthermore, we believe that the growth in the telephone marketing industry may attract new competitors to the industry. New companies may have greater resources than we do and could intensify the competition in the industry.

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

Continued growth will also depend on a number of other factors, including, but not limited to, our ability to:

•	Maintain the high quality of services we provide to customers;

•	Recruit, motivate and retain qualified personnel;

•	Train existing sales representatives or recruit new sales representatives to sell various categories of services; and,

•	Open new service facilities in a timely and cost-effective manner.

In light of, among other things, our limited resources available to us, we cannot assure you that we will be able to execute our strategy effectively. Any growth that we would be able to attain would require the implementation of enhanced operational and financial systems and resources, as well as additional management of the resources needed for which we may not have available. Any such growth, if not managed effectively, could have a material adverse effect on the Company.

Our future growth is dependent on the trend toward outsourcing.

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

We are heavily dependent on the industries we serve, particularly the pharmaceutical and telecommunications industries.

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

We may be affected by changes in a drug’s lifecycle.

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

We are subject to extensive regulations and compliance with these regulations can be costly, time consuming and subject the Company to fines for non-compliance.

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

In addition, the majority of states require outbound telemarketers to comply with various registration and documentation requirements. We currently are not registered in one such state. Failure to comply with the registration requirements could result in fines and call prohibitions which could have a material adverse effect on the Company.

We could be severely impacted by the loss of any of the Company’s largest clients.

Our largest clients, Pfizer, SBC and Sprint, together accounted for approximately 67.7% of Access Worldwide’s revenues for the year ended December 31, 2003. There can be no assurance that these clients will continue to do business with us, and the loss of business from any of these clients could have a material adverse effect on the Company.

We could be affected by a loss of contracts.

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

We rely on technology and could be adversely affected if the Company is unable to maintain facilities with the needed equipment.

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

We have leased equipment and have expended substantial time and resources to train our personnel in the operation of our existing equipment and to integrate the operations of our systems and facilities. In the event of substantial improvements in computer technologies and telecommunications equipment, we may be required to acquire such new technologies and equipment at significant cost and/or phase out a portion of our existing equipment. There can be no assurance that our technologies and equipment will not be rendered obsolete or our services rendered less marketable. In addition, we cannot assure you that we will be able to continue to develop and maintain the technology and systems necessary for our business.

We are dependent on key personnel and may be affected by changes in senior management.

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

We are dependent on our labor force and could be affected by potentially high turnover rates.

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

We were impacted by the events of September 11, 2001, and may be impacted in the future by events of a similar nature, war and other international conflicts.

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

We could be affected by a business interruption.

Our business is highly dependent on our computer, software and telephone equipment. The temporary or permanent loss of such systems or equipment, through casualty or operating malfunction, or a significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, could have a material adverse affect on the Company. Our property and business interruption insurance may not adequately compensate us for all losses that we may incur in any such event.

Our stock price has declined substantially at times in the previous year and may become more volatile.

The market price of Access Worldwide’s common stock has fluctuated in the past and is likely to fluctuate in the future as well. During 2003, our stock’s closing price fluctuated from a low of $0.71 to a high of $1.20. The volatility of the price is often driven by our trading volume that can total less than 5,000 shares of common stock per day. With this level of volume, small trades can have a significant impact on the price. Additional factors that may have a significant impact on the market price of the stock include:

•	Future announcements concerning Access Worldwide or our competitors;

•	Results of technological innovations or service extensions;

•	Government regulations; and

•	Changes in general market conditions, particularly in the market for micro-cap stocks.

Shortfalls in Access Worldwide’s revenues or earnings in any given period relative to any expectations in the securities markets could immediately, significantly and adversely affect the trading price of the common stock. We have experienced and may experience future quarter to quarter fluctuations in our results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, the size and timing of client orders, changes in client budgets, material variations in the cost of telephone services, the demand for our services, the timing of the introduction of new services and service enhancements by the Company, the market acceptance of new services, competitive conditions in the industries we serve, our ability to effectuate any strategic transactions and general economic conditions. These factors, either individually or in the aggregate, could result in decreasing revenues and earnings, which could, in turn, materially and adversely affect the price of the Company’s common stock.

We face risk due to our stock trading on the Over the Counter Bulletin Board (“OTCBB”).

Because our stock trades on the OTCBB and not on an exchange or the NASDAQ National Market or NASDAQ SmallCap Market, we have less ability to access the public equity and debt markets, should it be necessary or advisable to do so, than if our stock traded on one of those other more recognizable trading venues.

Employees

As of December 31, 2003, the Company had approximately 1,300 employees. None of our employees are represented by a labor union and we are not aware of any current activity to organize any of the employees. Management considers relations between the Company and its employees to be good.

ITEM 2. Properties

Our principal executive offices are located in Boca Raton, Florida. We have operations in Florida, New York, Maryland and Virginia. All of our facilities are leased and have lease terms of up to ten years. We are currently exploring the opening of an additional business services center in Augusta, Maine, which would add approximately 15,000 square feet to our facilities. We believe that our current facilities and the expanded space are adequate for our needs for the foreseeable future. Set forth below is a list of the facilities that we currently utilize.

Location	Principal Use	Approx. Square Feet
Boca Raton, FL	Corporate Offices	1,564

Pharmaceutical Services Segment:
Boca Raton, FL	Physician and Pharmacy Tele-detailing	25,736
New York, NY	Medical Education Services	10,000

Business Services Segment:
Hyattsville, MD	Customer Sales and Service Programs	24,525
Boca Raton, FL	Customer Sales and Service Programs	6,000
Arlington (Rosslyn), VA	Customer Sales and Service Programs	36,343

ITEM 3. Legal Proceedings

From time to time, we are party to certain claims, suits and complaints that arise in the ordinary course of business. Currently, there are no such claims, suits or complaints, which, in the opinion of management, would have a material adverse effect on our financial position, results of operations and cash flow with the exception of the following:

On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company seeking the enforcement of an alleged amendment to an earnout agreement between the Company and Messrs. Rebak and Macaluso in 1997. The lawsuit sought actual damages of $0.9 million plus additional unspecified punitive damages. On August 5, 2003, the Court granted the Company’s Motion for Summary Judgment and dismissed all claims. On August 14, 2003, Messrs. Rebak and Macaluso filed an appeal of the summary judgment. On December 12, 2003, the Company and Messrs. Rebak and Macaluso entered into an agreement settling the matter for the sum of $75,000.

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

On July 21, 2003, MTI filed a suit against the Company in Bucks County, Pennsylvania for breach of contract and tortuous interference for the Company’s failure to complete telemarketing campaigns. Management asserts that these claims are not valid and intends to vigorously defend any action related to this claim and take all necessary steps to collect amounts due on account. On November 24, 2003, the Court ordered the case transferred to Florida pursuant to our motion based on jurisdictional grounds. We have recently moved to have the two cases combined. While we believe MTI’s claims have no legal basis, we cannot provide assurance as to the outcome of the litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Shareholder Matters

(a) Market Information

Our Common Stock trades on the Over the Counter Bulletin Board under the symbol “AWWC.” The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth the high and low intra-day sale prices for our common stock as reported by the markets in which our stock traded for the periods indicated:

	Market Prices
	2003		2002
Fiscal Quarters	High	Low	High	Low
First Quarter	$1.20	$0.71	$0.65	$0.37
Second Quarter	1.00	0.85	0.77	0.45
Third Quarter	0.95	0.81	0.75	0.20
Fourth Quarter	0.94	0.85	0.79	0.19

(b) Holders

The number of record holders of common stock as of March 17, 2004 was 99 and the number of beneficial owners of common stock as of March 4, 2004 was approximately 1,088.

(c) Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our Debt Agreement prohibit us from making dividend payments.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this item is included with Item 12 of Part III of this Form 10-K.

ITEM 6. Selected Financial Data

The selected statements of operations data for the quarters ended March 31, June 30, September 30 and December 31, 2003, and 2002 set forth below have been derived from our unaudited Consolidated Financial Statements. The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003 (1)	December 31, 2003	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(In Thousands Except for Per Share Data)
Statements of Operations Data:

Revenues	$12,236	$13,963	$10,770	$14,115	$9,319	$14,945	$11,247	$12,923
Cost of revenues	8,284	9,358	6,781	8,661	5,974	9,744	6,689	8,355

Gross profit	3,952	4,605	3,989	5,454	3,345	5,201	4,558	4,568

Selling, general and administrative expenses	4,460	5,498	4,439	5,674	4,286	4,190	4,481	4,300
Impairment of intangible assets (1)	—	—	8,952	—	—	—	—	—
Gain on extinguishment of indebtedness - related party	—	(300)	—	—	—	—	—	—
Amortization expense	37	37	37	—	60	61	61	60

(Loss) income from operations	(545)	(630)	(9,439)	(220)	(1,001)	950	16	208
Interest income	6	3	3	2	5	11	10	11
Interest income – related parties	—	—	—	—	197	—	—	—
Interest expense – related parties	(41)	(28)	(20)	(23)	(87)	(77)	(66)	(54)
Interest expense	(119)	(231)	(356)	(549)	(149)	(144)	(109)	(130)

(Loss) income before income taxes	(699)	(886)	(9,812)	(790)	(1,035)	740	(149)	35
Income tax benefit	—	—	(546)	—	—	—	—	(139)

(Loss) income from continuing operations, net of income tax	(699)	(886)	(9,266)	(790)	(1,035)	740	(149)	174

Discontinued operations (2):

(Loss) income from discontinued operations, net of income tax	—	—	—	—	(500)	32	—	88
Gain (loss) on disposal of segments, net of income tax	—	—	—	—	8,709	(355)	98	89

	—	—	—	—	8,209	(323)	98	177

Net (loss) income	(699)	(886)	(9,266)	(790)	7,174	417	(51)	351

Basic earnings (loss) per share of common stock:
Continuing operations	$(0.07)	$(0.09)	$(0.95)	$(0.08)	$(0.11)	$0.08	$(0.02)	$0.02
Discontinued operations	$—	$—	$—	$—	$0.84	$(0.03)	$0.01	$0.02
Net (loss) income	$(0.07)	$(0.09)	$(0.95)	$(0.08)	$0.74	$0.04	$(0.01)	$0.04
Weighted average common shares outstanding	9,740,168	9,740,501	9,740,501	9,740,501	9,740,001	9,740,001	9,740,001	9,740,001

Diluted earnings (loss) per share of common stock: (3)
Continuing operations	$(0.07)	$(0.09)	$(0.95)	$(0.08)	$(0.11)	$0.08	$(0.02)	$0.02
Discontinued operations	$—	$—	$—	$—	$0.84	$(0.03)	$0.01	$0.02
Net (loss) income	$(0.07)	$(0.09)	$(0.95)	$(0.08)	$0.74	$0.04	$(0.01)	$0.04
Weighted average common shares outstanding	9,740,168	9,740,501	9,740,501	9,740,501	9,740,001	9,800,463	9,740,001	9,767,640

(1)	In the third quarter of 2003, we recorded an impairment charge of $9.0 million in continuing operations in accordance with FASB 142, “Goodwill and Other Intangible Assets” and FASB 144 “Accounting for the Impairment or Disposal of Long- Lived Assets”.
(2)	In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, we have reclassified as discontinued operations, the operations of our Cultural Access Group and Phoenix divisions which were sold in the first quarter of 2002.
(3)	Since the effects of the stock options and earnout contingencies are anti-dilutive for all quarters in 2003 and 2002 except for the second and fourth quarters of 2002, these effects have not been included in the calculation of diluted earning per share for all quarters of 2003 and the first and third quarters of 2002.

The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2003, has been derived from our Consolidated Financial Statements, which have been audited. The balance sheet data as of December 31, 1999, 2000, 2001 and the statement of operations data for the years ended December 31, 1999 and 2000 are derived from our financial statements which have been audited. These financial statements have not been included herein. The following information contained in this table should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
	1999(1)	2000(1)	2001	2002	2003
	(In Thousands Except for Per Share Data)
Statements of Operations Data:

Revenues	$61,213	$60,972	$48,191	$48,434	$51,084
Cost of revenues	38,927	39,238	32,475	30,762	33,084

Gross profit	22,286	21,734	15,716	17,672	18,000

Selling, general and administrative expenses	18,748	17,996	14,488	17,257	20,071
Impairment of intangible assets (2)	—	—	31,955	—	8,952
Loss on sale of business (3)	—	7,752	—	—	—
Gain on debt extinguishment	—	—	—	—	(300)
Amortization expense	2,434	2,284	2,131	242	111
Unusual charge	1,526	—	—	—	—

(Loss) income from operations	(422)	(6,298)	(32,858)	173	(10,834)
Interest income	111	144	49	37	14
Interest income – related parties	1,584	1,444	1,333	197	—
Interest expense – related parties	(395)	(627)	(460)	(284)	(112)
Interest expense	(3,510)	(5,570)	(4,519)	(532)	(1,255)
Other income (expense)	—	180	(60)	—	—

(Loss) income before income taxes	(2,632)	(10,727)	(36,515)	(409)	(12,187)

Income tax benefit	(838)	(300)	(757)	(139)	(546)

(Loss) before extraordinary item	(1,794)	(10,427)	(35,758)	(270)	(11,641)
Extraordinary charge on extinguishment of debt (net of income tax expense of $82)	(101)	—	—	—	—

(Loss) from continuing operations	(1,895)	(10,427)	(35,758)	(270)	(11,641)

Discontinued operations (4):
(Loss) from discontinued operations, net of income tax (2)	(2,045)	(1,662)	(841)	(380)	—
Gain on disposal of segment, net of income tax expense of $1,506	—	—	—	8,541	—

	(2,045)	(1,662)	(841)	8,161	—

Net (loss) income	$(3,940)	$(12,089)	$(36,599)	$7,891	$(11,641)

Basic earnings (loss) per share of common stock:
Continuing operations	$(0.20)	$(1.08)	$(3.67)	$(0.03)	$(1.20)
Discontinued operations	$(0.22)	$(0.17)	$(0.09)	$0.84	$—
Net (loss) income	$(0.42)	$(1.25)	$(3.76)	$0.81	$(1.20)
Weighted average common shares outstanding	9,403,291	9,687,120	9,740,001	9,740,001	9,740,418

Diluted earnings (loss) per share of common stock:
Continuing operations	$(0.20)	$(1.08)	$(3.67)	$(0.03)	$(1.20)
Discontinued operations	$(0.22)	$(0.17)	$(0.09)	$0.84	$—
Net (loss) income (5)	$(0.42)	$(1.25)	$(3.76)	$0.81	$(1.20)
Weighted average common shares outstanding	9,403,291	9,687,120	9,740,001	9,740,001	9,740,418

	As of December 31,
	1999	2000	2001		2002	2003
	(In Thousands Except)
Balance Sheet Data:

Current assets	$25,628	$24,752	$24,815		$15,394	$14,451
Total assets	109,524	92,980	57,532	(2)	29,431	19,479	(2)
Current liabilities	17,160	17,051	48,793		18,462	17,368
Long-term debt, less current maturities	41,369	36,297	5,676		52	1,085
Mandatorily redeemable preferred stock	4,000	4,000	4,000		4,000	4,000
Common stockholders’ equity (deficit)	46,695	35,253	(1,288)		6,603	(3,750)

(1)	In the fourth quarter of 2000, we implemented SAB No. 101, and as a result reduced revenues and cost of sales related to the licensing of American Medical Association (“AMA”) databases for the years ended December 31, 1999 and 2000 in the amount of $1.328 million and $1.883 million, respectively.
(2)	In the fourth quarter of 2001, we recorded an impairment charge of $32.0 million in continuing operations and $0.8 million in discontinued operations in accordance with FASB 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. In 2003, we recorded an impairment charge of approximately $9.0 million in accordance with FASB 142, “Goodwill and Other Intangible Assets” and FASB 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.
(3)	On June 9, 2000, we sold the assets and business of our Plano, Texas communication center, realizing a total net loss of $7.8 million.
(4)	In accordance with SFAS 144, we have reclassified as discontinued operations, the operations of our Cultural Access Group and Phoenix divisions which were sold in the first quarter of 2002.
(5)	Since the effects of the stock options and earnout contigencies are anti-dilutive, these effects have not been included in the calculation of diluted EPS.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with Selected Financial Data and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

Overview

Access Worldwide Communications, Inc. (“Access Worldwide,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. We provide services through the following two business segments:

•	Pharmaceutical Services (“Pharmaceutical”) Segment, which consists of our medical education business, AM Medica Communications Group (“AM Medica”), and our pharmaceutical communication center, TMS Professional Markets Group (“TMS”) (pharmaceutical division), that provide medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services (“Business”) Segment (formerly Consumer and Business Services Segment or Consumer Segment), which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”), and the business services division of TMS, that provide telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, insurance and consumer products industries.

We believe that our ability to provide specialized marketing programs, supported by technological systems, helps to differentiate us in the highly fragmented outsourced marketing services industry.

In the first quarter of 2002, we completed two strategic transactions which resulted in our Phoenix Marketing Group (“Phoenix”) and Cultural Access Group (“CAG”) being sold to Express Scripts, Inc. and Lumina Americas, Inc., respectively. After these transactions, Access Worldwide became a significantly smaller and more narrowly focused company.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates (see Note 2 to the consolidated financial statements). Certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. We have discussed these accounting estimates and disclosures with the Audit Committee of our Board of Directors. A discussion of our critical accounting policies, the judgments and uncertainties affecting their application, and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

Revenues

We provide a variety of services to a diverse client base. The principal sources of revenue and manner of recognition are as follows:

•	For medical education and meeting programs, we recognize revenue on the percentage of completion method which at times results in unbilled receivables. Under this method, estimated income and achievement of resulting revenue is generally accrued based on project milestones.

•	For teleservices projects, we bill clients and recognize revenue on one of the following bases: production hours, inbound minutes, completed presentations, phone calls placed or received, sales made per hour or a fixed monthly fee. Revenues are recognized as the services are performed.

In addition, prior to our sale of Phoenix and CAG in 2002, our principal sources of revenue and manner of recognition also included the following:

•	For customized or non-standard database projects, we billed either on a fixed fee or on a per item basis, and revenues were recognized upon delivery of data to the client. Monthly or other scheduled data services were billed and revenue was recognized on a straight-line basis over the life of the service.

•	For sample fulfillment services, we billed on a per item basis and recognized revenue when services were rendered.

•	For market research projects, we generally billed and collected fixed project fees in periodic installments over the life of the project including a percentage of the total project costs at the execution of a contract. Revenues were recognized on the percentage of completion method and at times resulted in unbilled receivables.

Accounts receivable

We extend credit to our customers in the normal course of business. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. While such bad debt expenses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of accounts receivable, including the credit-worthiness, financial stability and effects of market conditions on each client.

Valuation of goodwill

We review goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. When we determine that the carrying amount of goodwill may not be fully recoverable, we measure impairment by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property, plant and equipment additions and retirements; and industry competition and general economic and business conditions, among other factors.

Valuation of long-lived assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. When we determine that the carrying amount of long-lived assets may not be fully recoverable, we measure impairment by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property, plant and equipment additions and retirements; and industry competition and general economic and business conditions, among other factors.

Income taxes

We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income in assessing a need for a valuation allowance. At the time it is determined that we are unable to realize deferred tax assets in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made

Results of Operations by Segment for 2003 and 2002

The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our consolidated statements of operations. The data excludes the operations of Phoenix and CAG which were sold in the first quarter of 2002 and which have been reclassified to discontinued operations.

	Pharmaceutical Services			Business Services
	2003	2002	Change	2003	2002	Change
	(in thousands)
Statements of Operations Data:

Revenues	$22,834	$26,869	$(4,035)	$28,250	$21,564	$6,686
Cost of revenues	15,225	18,147	(2,922)	17,858	12,615	5,243

Gross profit	7,609	8,722	(1,113)	10,392	8,949	1,443
Selling, general and administrative expenses	7,914	6,653	1,261	8,673	7,278	1,395
Impairment of intangible assets	8,952	—	8,952	—	—	—
Amortization expense	111	242	(131)	—	—	—
Gain on debt extinguishment	(300)	—	(300)	—	—	—

Operating (loss) income	$(9,068)	$1,827	$(10,895)	$1,719	$1,671	$48

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Our revenues increased $2.7 million, or 5.6%, to $51.1 million for 2003, compared to $48.4 million for 2002. Revenues for the Pharmaceutical Segment decreased $4.1 million, or 15.2%, to $22.8 million for 2003, compared to $26.9 million for 2002. The decrease was primarily due to a decrease in the number of medical meetings held for two of our major clients, which was partially offset by an increase in pharmacy and physician programs performed for both new clients and existing clients. Management is working diligently to hire additional sales personnel to remedy the situation. Revenues for the Business Segment increased $6.7 million, or 31.0%, to $28.3 million for 2003, compared to $21.6 million for 2002. The increase was primarily attributed to an increase in production hours performed on several new programs and existing programs with our largest client partially offset by a decrease in production hours performed for another significant client.

Our cost of revenues increased $2.3 million, or 7.5%, to $33.1 million for 2003, compared to $30.8 million in 2002. Our cost of revenues as a percentage of revenues increased to 64.8% for 2003 from 63.6% for 2002. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment decreased to 66.7% for 2003, compared to 67.3% for 2002. The decrease was primarily due to the decrease in revenues at our medical education division offset by an increase in productivity on our pharmacy and physician programs. Cost of revenues as a percentage of revenues for the Business Segment increased to 63.3% for 2003, compared to 58.3% for 2002. The increase is attributed to an increase in training costs resulting from more extensive training required by our clients.

Our selling, general and administrative expenses increased $2.8 million, or 16.2%, to $20.1 million for 2003, compared to $17.3 million for 2002. Our selling, general and administrative expenses as a percentage of revenues increased to 39.3% for

2003, compared to 35.7% for 2002. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 34.6% for 2003, compared to 24.9% for 2002. The increase was primarily attributed to a decrease in our medical education revenues. Selling, general and administrative expenses as a percentage of revenues for the Business Segment decreased to 30.7% for 2003, from 33.8% for 2002. The decrease was primarily due to the increase in revenues, a reduction in head-count and management’s efforts to control costs.

In the third quarter of 2003, we recognized an impairment loss in the amount of $9.0 million. The impairment was a result of the decrease in the number of medical meetings held by two of our major clients and an overall decline in revenues. Management is working diligently to hire additional sales personnel to remedy the situation. Such impairment loss was for those intangible assets which we have determined that the cash flows from operations plus an estimate of the proceeds from its eventual disposition indicated that there was an impairment of the intangible assets at September 30, 2003 (see Note 4).

Our amortization expense decreased $0.1 million, or 50.0%, to $0.1 million for 2003, compared to $0.2 million for 2002. The decrease was due to the write off of the remaining carrying value of our intangible assets at our medical education division in accordance with SFAS 142 and 144.

Our net interest expense increased $0.8 million, or 133.3%, to $1.4 million for 2003, compared to $0.6 million for 2002. The increase was due to higher deferred financing costs being amortized over 6 and 36 months periods, accretion of the debt discount on our Convertible Notes which is recorded as interest expense (see Note 10), offset by a decrease in interest expense, as amortized, on a subordinated promissory note with a former stockholder of AM Medica Communications Group, which was settled for $0.7 million and resulted in a gain on debt extinguishment of $0.3 million. In addition, in 2002, interest income from Phoenix Marketing Group (“Phoenix”) and Cultural Access Group (“CAG”) intercompany loans was recorded as interest income while the corresponding interest expense was classified as discontinued operations.

Our income tax benefit from continuing operations increased to $0.5 million in 2003, from $0.1 million in 2002. Our effective tax rate decreased from a benefit of 34.0% in 2002 to 4.5% in 2003 due to increased losses recorded by the Company which generated net operating loss carryforwards that were partially offset by an increase in the valuation allowance against the corresponding deferred tax assets.

Results of Operations by Segment for 2002 and 2001

	Pharmaceutical Services			Business Services
	2002	2001	Change	2002	2001	Change
	(in thousands)
Statements of Operations Data:

Revenues	$26,869	$30,736	$(3,867)	$21,564	$17,455	$4,109
Cost of revenues	18,147	22,278	(4,131)	12,615	10,197	2,418

Gross profit	8,722	8,458	264	8,949	7,258	1,691
Selling, general and administrative expenses	6,653	5,593	1,060	7,278	7,813	(535)
Impairment of intangible assets	—	31,955	(31,955)	—	—	—
Amortization expense	242	2,131	(1,889)	—	—	—

Operating income (loss)	$1,827	$(31,221)	$33,048	$1,671	$(555)	$2,226

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Our revenues increased $0.2 million, or 0.4%, to $48.4 million for 2002, compared to $48.2 million for 2001. Revenues for the Pharmaceutical Segment decreased $3.8 million, or 12.4%, to $26.9 million for 2002, compared to $30.7 million for 2001. The decrease was primarily due to a decrease in the number of medical education meetings held by one of our major clients in 2002, as compared to 2001 when several competing products were being launched. The decrease was offset by an increase in the pharmaceutical telecommunications programs performed. Revenues for the Business Segment increased $4.1 million, or 23.4%, to $21.6 million for 2002, compared to $17.5 million for 2001. The increase was primarily attributed to several new programs which were awarded to us from two of our major clients and an increase in hours performed on existing programs.

Our cost of revenues decreased $1.7 million, or 5.2%, to $30.8 million for 2002, compared to $32.5 million in 2001. Our cost of revenues as a percentage of revenues decreased to 63.6% for 2002 from 67.4% for 2001. Cost of revenues as a percentage of revenues for the Pharmaceutical Segment decreased to 67.3% for 2002, compared to 72.6% for 2001. The decrease was due to a decrease in the number of medical meetings, which included higher direct costs incurred by us due to client specifications offset by the recognition of a favorable actual versus standard costs adjustment. Cost of revenues as a percentage of revenues for the Business Segment remained at 58.3% for 2002 and 2001. This was primarily attributed to the increase in revenues which was partially offset by increased training costs in the fourth quarter of 2002 for projects which occurred in the first quarter of 2003.

Our selling, general and administrative expenses increased $2.8 million, or 19.3%, to $17.3 million for 2002, compared to $14.5 million for 2001. Our selling, general and administrative expenses as a percentage of revenues increased to 35.7% for 2002, compared to 30.1% for 2001. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 24.9% for 2002, compared to 18.2% for 2001. The increase in 2002 was primarily due to an increase in head count in the information technology department, severance expense recorded for certain management personnel, an increase in consulting expense, bonus accruals and other operating costs offset by a decrease in temporary help and recruiting fees. Selling, general and administrative expenses as a percentage of revenues for the Business Segment decreased to 33.8% for 2002, from 44.6% for 2001. The decrease was primarily due to the increase in revenues, a reduction in head count and management’s efforts to control costs.

In the fourth quarter of 2001, we recognized an impairment loss in the amount of $32.8 million ($0.8 million represents an impairment loss from a business included in our “Other” segment and reclassified to discontinued operations). Such impairment loss was for those intangible assets which (i) we sold in the first quarter of 2002 (see Note 4) at a loss, which indicated that there was an impairment of the intangible assets at December 31, 2001, (ii) we held for sale and anticipated selling during the year-end December 31, 2002 and, based on estimated fair value as a result of purchase offers received, indicated that there was an impairment of the intangible assets at December 31, 2001, or (iii) we continued to operate but have determined that the cash flows from operations plus an estimate of the proceeds from its eventual disposition indicated that there was an impairment of the intangible assets at December 31, 2001 (see Note 5).

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

Liquidity and Capital Resources

At December 31, 2003 we had negative working capital of $2.9 million, a decrease of $0.2 million, or 6.5%, from negative working capital of $3.1 million at December 31, 2002. Our primary sources of liquidity consist of cash and cash equivalents, accounts receivable and availability of borrowings under our Debt Agreement. As of December 31, 2003, we had cash and cash equivalents of $0.5 million, compared to $2.2 million as of December 31, 2002.

Net cash used in operating activities was $0.3 million in 2003, compared to $1.1 million in 2002. The decrease was due to a decrease in accounts payable, accrued salaries, wages and medical benefits, and unbilled receivables, offset by an increase in accounts receivable, other assets and deferred revenue. Net cash used in operating activities was $1.1 million in 2002, compared to net cash provided by operating activities of $4.3 million in 2001. The decrease was due to a decrease in accounts payable and accrued expenses and deferred revenues offset by an increase in other assets.

Our accounts receivable turnover averaged 73.4 days, 86 days and 71 days for the years ended December 31, 2003, 2002 and 2001, respectively.

Net cash used in investing activities was $1.4 million in 2003, compared to net cash provided by investing activities of $30.2 million in 2002. The decrease is primarily attributed to the sale of our Phoenix and CAG divisions which resulted in net proceeds of approximately $31.8 million offset by an increase in capital expenditures for continuing operations and restricted cash in 2002. Net cash provided by investing activities was $30.2 million in 2002, compared to net cash used in investing activities of $2.5 million in 2001. The increase was due to the sale of our Phoenix and CAG divisions which resulted in net proceeds of approximately $31.8 million offset by an increase in capital expenditures for continuing operations.

Net cash provided by financing activities was $0.02 million in 2003, compared to net cash used in financing activities of $30.3 million in 2002. The increase was primarily attributed to net proceeds from our Phoenix and CAG sales which occurred during 2002 and were used to reduce our outstanding debt with the Bank Group. Net cash used in financing activities was $30.3 million in 2002, compared to $0.4 million in 2001. The increase was primarily attributed to net proceeds from our Phoenix and CAG sales used to reduce our outstanding debt with the Bank Group.

Credit Facility and Debt Agreement

At December 31, 2002, we were in compliance with all the financial covenants of the Credit Facility. On April 1, 2003, we notified the Bank Group of our inability to make a mandatory payment required to reduce our outstanding debt under the Credit Facility to the $5.7 million limit which, became effective April 1, 2003 and, therefore, resulted in an event of default pursuant to the Credit Facility. On April 3, 2003, we received a letter from the Bank Group which allowed us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations and changed the interest rate to a default rate of prime plus 5% on the outstanding balance of the Credit Facility.

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

On June 10, 2003, we entered into a new revolving credit, term loan and security agreement (“Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”), a commercial finance firm with expertise in the pharmaceutical industry through their healthcare finance lending unit. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”); up to $0.5 million under a Term Loan (the “Term Loan”) and required us to have initial subscriptions of at least $2.0 million in Convertible Notes on or before July 15, 2003 (see Notes 9 and 10). The Revolver has a three year term and bears interest at the greater of 7.0% or prime rate plus 2.75%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled receivables and billings in excess of cost, as defined. The Term Loan bears interest at the prime rate plus 5.75% with monthly payments of $83,333 commencing on July 1, 2003 through maturity on December 31, 2003. The Term Loan is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company.

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

In accordance with Emerging Issues Task Force (“EITF”) No. 95-22, “Accounting for Agreements that Include Both a Subjective Acceleration Clause and a Lock-box Arrangement,” which states that agreements with both subjective acceleration clauses and a lock-box agreement should be classified as a current liability due to the financial institutions’ ability to accelerate the due date of the debt based on certain events outside of our control, we have classified the entire amount outstanding on the Debt Agreement as current portion of indebtedness in the accompanying balance sheet at December 31, 2003. Management believes that it has chosen a financial institution that understands our business and is committed to being a business partner thereby reducing the risk that the acceleration clause combined with a lock-box arrangement would impact or shorten the three year term of the Revolver.

In addition, a letter of credit previously issued to the landlord of our Maryland communication center by the Bank Group was canceled in June 2003. A new letter of credit was issued to the landlord in June 2003 and is collateralized by a certificate of deposit in the amount of $834,000 (see Note 3).

On July 15, 2003, we sold $2.1 million of our 5% Convertible Promissory Notes and Warrants. The securities were offered and sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as promulgated under the Securities Act. The securities were sold only to Accredited Investors including Company officers and directors, as that term is defined under Regulation D. The Convertible Notes have a 39 month term and bear interest at a rate of 5%. Interest is paid quarterly, provided we are in compliance with the covenants of our Debt

Agreement. Holders of the convertible notes may convert all or any part of the principal amount into shares of the Company’s common stock at any time beginning one year from issuance date until all principal and accrued interest thereon is paid in full, at a conversion price equal to $1.00 per share. The warrants are exercisable, at a purchase price of $0.01 per share of common stock, from one year after the issuance date through 10 years from the vesting date. Proceeds from the sale of these securities were used to fund working capital and operations.

We recorded bad debt expense of approximately $0.6 million during 2003 as a result of severely delinquent accounts receivables from MTI Information Technologies, LLC (“MTI”), which placed us in default of the covenants contained in our Debt Agreement. Therefore, we notified CapitalSource about the potential default of covenants on July 29, 2003, and we entered into the First Amendment (the “First Amendment”) to the Debt Agreement on August 11, 2003, which modified the financial covenants to allow for such event. (see Note 9.)

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

As of December 31, 2003, we were in compliance with all of our debt covenants under the Debt Agreement and have repaid the Term Loan.

On January 29, 2004, we entered into an Overadvance Agreement (the “Overadvance”) with CapitalSource for a maximum amount of $0.6 million to fund the expansion of TelAc into Augusta, Maine. The Overadvance is for an 18 month period commencing on January 28, 2004 and bears interest at 11%. Monthly payments of interest only are due until August 1, 2004, when additional monthly principal payments of $50,000 will commence. The Overadvance agreement contains an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earnings before interest, taxes, depreciation and amortization (EBITDA) if paid at maturity or the occurrence of a triggering event as defined, or the greater of $300,000 or 3% of the product of 5 times consolidated annualized EBITDA if Overadvance is not paid in full at the maturity date or a triggering event as defined. The Overadvance is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company.

We expect to meet our short term liquidity requirements through net cash provided by operations, our tax refund expected in 2004 and borrowings under the Debt Agreement and the Overadvance. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

The following is a chart of the Company’s approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 31, 2003:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$5,426,000	$5,426,000	$—	$—	$—
Convertible debt	2,100,000	—	2,100,000	—	—
Capital lease obligations	154,000	56,000	98,000	—	—
Operating leases	11,001,000	2,172,000	5,915,000	961,000	1,953,000

Total contractual obligations	$18,681,000	$7,654,000	$8,113,000	$961,000	$1,953,000

Employment Agreements

In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2007, certain of whom are our stockholders. The employment agreements have terms up to five years and require annual base salary payments of $2,265,375 and bonus payments of up to $433,200 per year, including $26,500 accrued severance payable to a former employee.

Legal Proceedings

We are involved in legal actions arising in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows except for the following:

On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company seeking the enforcement of an alleged amendment to an earnout agreement between the Company and Messrs. Rebak and Macaluso in 1997. The lawsuit sought actual damages of $0.9 million plus additional unspecified punitive damages. On August 5, 2003, the Court granted the Company’s Motion for Summary Judgment and dismissed all claims. On August 14, 2003, Messrs. Rebak and Macaluso filed an appeal of the summary judgment. On December 12, 2003, the Company and Messrs. Rebak and Macaluso signed a settlement agreement and agreed to settle the matter for the sum of $75,000.

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

On July 21, 2003, MTI filed a suit against the Company in Bucks County, Pennsylvania for breach of contract and tortuous interference for the Company’s failure to complete telemarketing campaigns. Management asserts that these claims are not valid and intends to vigorously defend any action related to this claim and take all necessary steps to collect amounts due on account. On November 24, 2003, the Court ordered the case transferred to Florida pursuant to our motion based on jurisdictional grounds. We have recently moved to have the two cases combined. While we believe MTI’s claims have no legal basis, we cannot provide assurance as to the outcome of the litigation.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and are subject to interest rate risk on our Debt Agreement caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangements under the Debt Agreement. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Debt Agreement currently provides for an interest rate of the greater of 7.0% or prime plus 2.75%. The prime rate is the prime rate published by the Wall Street Journal. A one percent change in the prime interest rate would result in a pre-tax impact to us on earnings of approximately $0.05 million.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the Notes thereto, together with the reports thereon of BDO Seidman, LLP dated March 25, 2004, and of PricewaterhouseCoopers LLP dated March 14, 2003, except as to information dated April 3, 2003, are filed as part of this Form 10-K.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this Annual Report in accumulating and communicating to our management, including our Chief Executive Officer and Chief Financial Officer, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change in our internal control over financial reporting during our last fiscal quarter, identified in connection with that evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

P A R T III

The information required by Items 10, 11, 12, 13 and 14 (except for the information required by Item 12 required by Item 201(d) of Regulation S-K) will be set forth in our Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed no later than April 30, 2004, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,307,300	$0.68	621,700

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following reports and Consolidated Financial Statements and the Notes thereto are filed as part of this report beginning on page F-1, pursuant to Item 8.

(a)(1) Financial Statements.

Reports of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Common Stockholders’ (Deficit) Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Schedule.

Schedule II: Valuation and Qualifying Accounts

Years Ended December 31, 2003, 2002, and 2001

	Balance at Beginning of Period	Charged to Expense (1)	Deductions (1)	Balance at End of Period
Year ended December 31, 2003:

Allowance for doubtful accounts	$129,430	$903,372	$(325,430)	$707,372
Deferred tax asset valuation allowance	11,925,245	4,737,814	—	16,663,059

Year ended December 31, 2002:

Allowance for doubtful accounts	80,723	225,050	(176,343)	129,430
Deferred tax asset valuation allowance	14,595,513	—	(2,670,268)	11,925,245

Year ended December 31, 2001:

Allowance for doubtful accounts	128,588	216,780	(264,645)	80,723
Deferred tax asset valuation allowance	813,951	13,781,562	—	14,595,513

All other schedules have been omitted because they are not applicable or are not required under Regulation S-X.

(1)	Includes changes associated with discontinued operations.

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of

Access Worldwide Communications, Inc.

We have audited the accompanying consolidated balance sheet of Access Worldwide Communications, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2003. We have also audited the schedule for the year ended December 31, 2003 listed in the index appearing under Item 15 (a)(2) on page 32. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. and subsidiaries at December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule for the year ended December 31, 2003 presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

West Palm Beach, Florida

March 25, 2004

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of

Access Worldwide Communications, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 32 present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 32 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from continuing operations through December 31, 2002 and had negative working capital at December 31, 2002. As more fully discussed in Note 9, on April 1, 2003, the Company failed to reduce the amount outstanding under its Credit Facility to $5.7 million, as required by the terms of the Credit Facility. The outstanding balance on the existing Credit Facility was due on July 1, 2003. The Company’s plan to renegotiate or refinance the terms of the outstanding Credit Facility are described in Note 9. The lack of long-term financing raised substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from outcome of this uncertainty.

PricewaterhouseCoopers LLP

Ft. Lauderdale, FL

March 14, 2003, except as to the eighth paragraph of Note 9, which is as of April 3, 2003

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$472,722	$2,197,209
Restricted cash	123,000	—
Accounts receivable, net of allowance for doubtful accounts of $707,372 and $129,430, respectively	11,069,284	9,663,853
Unbilled receivables	1,176,797	3,005,335
Taxes receivable	658,666	—
Other assets, net	950,761	528,053

Total current assets	14,451,230	15,394,450
Property and equipment, net	3,881,954	4,804,536
Intangible assets, net	—	9,062,900
Restricted cash	711,000	—
Other assets, net	434,769	168,854

Total assets	$19,478,953	$29,430,740

LIABILITIES AND COMMON STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Current portion of indebtedness	$5,098,999	$5,255,559
Current portion of indebtedness - related parties	383,334	1,724,291
Accounts payable and accrued expenses	7,672,764	8,540,869
Accrued salaries, wages and related benefits	1,347,385	2,199,862
Deferred revenue	2,852,628	717,310
Accrued interest and related party expenses	13,304	23,990

Total current liabilities	17,368,414	18,461,881
Long-term portion of indebtedness	97,768	51,564
Other long-term liabilities	775,109	314,259
Convertible Notes, net	987,336	—
Mandatorily redeemable preferred stock, $0.01 par value: 2,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	23,228,627	22,827,704

Commitments and contingencies

Common stockholders’ (deficit) equity:

Common stock, $0.01 par value: voting: 20,000,000 shares authorized; 9,740,501 and 9,740,001 shares issued and outstanding, respectively	97,405	97,400
Additional paid-in capital	64,950,294	63,636,069
Accumulated deficit	(68,770,973)	(57,130,433)
Deferred compensation	(26,400)	—

Total common stockholders’ (deficit) equity	(3,749,674)	6,603,036

Total liabilities and common stockholders’ (deficit) equity	$19,478,953	$29,430,740

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
Revenues	$51,084,021	$48,433,535	$48,190,840
Cost of revenues	33,083,567	30,761,608	32,475,215

Gross profit	18,000,454	17,671,927	15,715,625

Selling, general and administrative expenses	20,071,546	17,256,815	14,487,218

Impairment of intangible assets	8,951,856	—	31,955,423
Gain on extinguishment of indebtedness – related party	(299,555)	—	—
Amortization expenses	111,044	242,136	2,131,018

(Loss) income from operations	(10,834,437)	172,976	(32,858,034)

Interest income	14,252	37,566	48,667
Interest income – related parties	—	197,484	1,333,328
Interest expense – related parties	(111,979)	(284,528)	(459,973)
Interest expense	(1,254,580)	(532,476)	(4,519,344)
Other (expense) income	—	—	(60,000)

Loss before income tax benefit	(12,186,744)	(408,978)	(36,515,356)

Income tax benefit	(546,204)	(139,053)	(757,488)

Loss from continuing operations	(11,640,540)	(269,925)	(35,757,868)

Discontinued operations (Note 5):

Loss from discontinued operations, net of income tax benefit of $0, ($195,742), and ($17,825), respectively	—	(379,969)	(841,440)

Gain on disposal of segments, net of income tax expense of $1,505,676	—	8,540,722	—

	—	8,160,753	(841,440)

Net (loss) income	$(11,640,540)	$7,890,828	$(36,599,308)

Basic (loss) earnings per share of common stock:
Continuing operations	$(1.20)	$(0.03)	$(3.67)
Discontinued operations	$0.00	$0.84	$(0.09)
Net (loss) income	$(1.20)	$0.81	$(3.76)

Diluted (loss) earnings per share of common stock:
Continuing operations	$(1.20)	$(0.03)	$(3.67)
Discontinued operations	$0.00	$0.84	$(0.09)
Net (loss) income	$(1.20)	$0.81	$(3.76)

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

COMMON STOCKHOLDERS’ (DEFICIT) EQUITY

For the Years Ended December 31, 2001, 2002 and 2003

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2000	9,740,001	$97,400	$63,577,509	$(28,421,953)	$—	$35,252,956

Issuance of stock-based compensation	—	—	58,560	—	—	58,560
Net loss for the year ended December 31, 2001	—	—	—	(36,599,308)	—	(36,599,308)

Balance, December 31, 2001	9,740,001	97,400	63,636,069	(65,021,261)	—	(1,287,792)

Net income for the year ended December 31, 2002	—	—	—	7,890,828	—	7,890,828

Balance, December 31, 2002	9,740,001	97,400	63,636,069	(57,130,433)	—	6,603,036

Deferred compensation	—	—	33,000	—	(33,000)	—
Issuance of warrants in connection with Convertible Notes	—	—	840,000	—	—	840,000
Beneficial conversion feature associated with Convertible Notes	—	—	441,000	—	—	441,000
Amortization of deferred compensation	—	—	—	—	6,600	6,600
Stock options exercised	500	5	225	—	—	230
Net loss for the year ended December 31, 2003	—	—	—	(11,640,540)	—	(11,640,540)

Balance, December 31, 2003	9,740,501	$97,405	$64,950,294	$(68,770,973)	$(26,400)	$(3,749,674)

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:

Net (loss) income	$(11,640,540)	$7,890,828	$(36,599,308)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Depreciation and amortization	1,620,632	1,835,492	4,534,775
Deferred tax provision	—	—	(775,313)
Impairment of intangible assets	8,951,856	—	31,955,423
Gain on extinguishment of indebtedness – related party	(299,555)	—	—
Gain on disposition of discontinued operations	—	(10,046,398)	—
Changes in discontinued operations	—	(694,922)	3,795,881
Allowance for doubtful accounts	903,372	93,440	(36,546)
Issuance of stock-based compensation	—	—	58,560
Amortization of deferred compensation	6,600	—	—
Amortization of deferred financing costs	512,635	—	—
Accretion of discount on Convertible Notes	168,336	—	—
Changes in operating assets and liabilities, excluding effects from disposition:
Accounts receivable	(2,308,803)	(11,417)	689,194
Unbilled receivables	1,828,538	703,818	356,597
Other assets	(922,749)	3,528,532	771,220
Accounts payable and accrued expenses	(407,255)	(3,992,401)	477,017
Accrued salaries, wages and related benefits	(852,477)	843,274	(421,137)
Deferred revenue	2,135,318	(1,255,889)	(459,778)
Accrued interest and related party expenses	(14,407)	(8,262)	(13,831)

Net cash (used in) provided by operating activities	(318,499)	(1,113,905)	4,332,754

Cash flows from investing activities:

Additions to property and equipment, net	(587,006)	(1,338,847)	(976,831)
Increase in restricted cash	(834,000)	—	—
Additions to property and equipment from discontinued operations, net	—	(267,830)	(1,513,237)
Net proceeds from sale of discontinued operations	—	31,832,681	—

Net cash (used in) provided by investing activities	(1,421,006)	30,226,004	(2,490,068)

Cash flows from financing activities:

Payments on capital leases	(46,056)	(14,806)	(10,931)
Issuance of common stock	230	—	—
Net (payments) borrowings under Credit Facility and Debt Agreement	(64,300)	(28,983,587)	1,311,139
Loan origination fees	(933,454)	253,161	(291,746)
Proceeds from issuance of Convertible Notes	2,100,000	—	—
Payment on capital lease from discontinued operations	—	—	(34,346)
Payments on related party debt	(1,041,402)	(1,543,080)	(1,369,520)

Net cash provided by (used in) financing activities	15,018	(30,288,312)	(395,404)

Net (decrease) increase in cash and cash equivalents	(1,724,487)	(1,176,213)	1,447,282
Cash and cash equivalents, beginning of period	2,197,209	3,373,422	1,926,140

Cash and cash equivalents, end of period	$472,722	$2,197,209	$3,373,422

Supplemental disclosure of cash flow information:

Cash paid during the period for:
Interest	$656,499	$1,176,346	$4,895,905

Income taxes	$13,981	$1,021,000	$—

Non-Cash Investing and Financing Activities:
Equipment acquisitions through capital leases	$119,800	$—	$—

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

Access Worldwide Communications, Inc. (“Access Worldwide,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. The Company historically has operated in two segments, the Pharmaceutical Services and Business Services (formally “Consumer and Business Service” or “Consumer”):

•	Pharmaceutical Services Segment, which consists of our medical education business; AM Medica Communications Group (“AM Medica”), and our pharmaceutical communication center, TMS Professional Markets Group (“TMS”) (pharmaceutical division); that provide medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services Segment, which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”), and the business services division (formerly the “consumer and business-to-business divisions”) of TMS, that provide telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, insurance and consumer products industries.

We believe that our ability to provide specialized marketing programs, supported by technological systems, helps to differentiate us in the highly fragmented outsourced marketing services industry.

In the first quarter of 2002, we completed two strategic transactions which resulted in our Phoenix Marketing Group (“Phoenix”) and Cultural Access Group (“CAG”) being sold to Express Scripts, Inc. and Lumina Americas, Inc., respectively (see Note 5). After these transactions, Access Worldwide became a significantly smaller and more narrowly focused company.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the financial position and results of operations of the Company and our subsidiaries. All intercompany balances and transactions have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such estimates consist primarily of allowance for doubtful accounts, valuation allowances on net deferred tax assets and the useful lives and valuation of long-lived assets, including property and equipment, goodwill, intangible assets and accrued expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Accounts Receivable

We extend credit to our customers in the normal course of business. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. While such bad debt expenses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of accounts receivable, including the credit-worthiness, financial stability and effects of market conditions on each client.

Loan Origination Fees

Loan origination fees represent costs incurred in connection with the receipt of our debt agreements. These fees, which are included in other assets in the accompanying consolidated balance sheets, are amortized as interest expense over the life of each debt agreements.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease or the life of the asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations in the period. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for major renewals that extend the useful lives are capitalized.

Intangible Assets

Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Assets and liabilities acquired in connection with business combinations are accounted for under the purchase method of accounting and are recorded at their respective fair values. The excess of the purchase price over the fair value of net assets acquired of each business consist of non-compete agreements, customer lists and goodwill. Non-compete agreements and customer lists are amortized on a straight-line basis over the estimated useful lives of the assets, which range from five to seven years. Goodwill was amortized on a straight-line basis over their estimated useful lives prior to January 1, 2002. Subsequent to January 1, 2002, we have ceased amortization of goodwill in accordance with SFAS No. 142.

SFAS No. 142 requires that goodwill be tested annually for impairment, or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable, using a two-step process. The first step is to identify a potential impairment, and, in the year of transition, this step must also be measured as of the beginning of the fiscal year, January 1, 2002. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and must be completed by the end of our fiscal year. We completed the first step of the goodwill impairment test as of January 1, 2002 during the second quarter of 2002 and determined that there was no impairment to goodwill. We are also required to perform an annual impairment test of goodwill, which we completed in the fourth quarters of 2002 and the third quarter of 2003. We determined that there was no impairment of goodwill based on the 2002 annual impairment test. We determined there was impairment of goodwill based on the 2003 annual impairment test, as discussed in Note 4.

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

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Convertible Instruments

In 2003, we issued debt instruments which are convertible into our common stock and include the issuance of warrants. These financing transactions are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No.’s 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, the beneficial conversion feature embedded in the convertible instrument and the value allocated to the related warrants based upon a relative fair allocation of the proceeds of the instrument is recognized on the balance sheet as debt discount. The debt discount is amortized as interest expense over the life of the respective debt instrument.

Treasury Stock

The purchase of treasury stock is accounted for using the cost basis method of accounting.

On September 10, 1998, the Board of Directors (the “Board”) approved a common stock buyback program of up to 300,000 shares. No stock has been repurchased since 1998. At December 31, 2002, we had 165,000 shares of common stock left to be repurchased under this program. On February 25, 2003, the Board terminated the buyback program.

Revenue Recognition

We provide a variety of services to a diverse client base. The principal sources of revenue and manner of recognition as of December 31, 2003 are as follows:

•	For medical education and meeting programs, we recognize revenue on the percentage of completion method which at times results in unbilled receivables. Under this method, estimated income and achievement of resulting revenue is generally accrued based on project milestones.

•	For teleservices projects, we bill clients and recognize revenue on one of the following bases: production hours, inbound minutes, completed presentations, phone calls placed or received, sales made per hour or a fixed monthly fee. Revenues are recognized as the services are performed.

In addition, prior to our sale of Phoenix and CAG, our principal sources of revenue and manner of recognition also included the following:

•	For customized or non-standard database projects, we billed either on a fixed fee or on a per item basis, and revenues were recognized upon delivery of data to the client. Monthly or other scheduled data services were billed and revenue was recognized on a straight-line basis over the life of the service.

•	For sample fulfillment services, we billed on a per item basis and recognized revenues when services were rendered.

•	For market research projects, we generally billed and collected fixed project fees in periodic installments over the life of the project including a percentage of the total project costs at the execution of a contract. Revenues were recognized on the percentage of completion method and at times resulted in unbilled receivables.

Deferred Revenue

Deferred revenue represents amounts received from others for services that have been contracted for, but have not been fully performed.

Income Taxes

Deferred tax assets and liabilities are recognized at applicable income tax rates based upon future tax consequences of temporary differences between the tax basis and financial reporting basis.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

No compensation cost has been recognized for options granted under our stock-based compensation plan except for a grant of 150,000 stock options to an executive of the Company with a strike price of $0.50 per share on January 2, 2003. The Company recorded unearned stock compensation for the intrinsic value of the award ($33,000) in connection with the grant. Such amount, which is shown as a reduction of stockholders’ equity, will be amortized as compensation expense over the related vesting period. Had compensation cost been determined based on the fair value accounting rules at the grant dates for awards under the Plan, our net (loss) income and (loss) income per share would have been increased or decreased to the following pro forma amounts:

	Years Ended December 31,
	2003	2002	2001
Net (loss) income
As reported	$(11,640,540)	$7,890,828	$(36,599,308)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	6,600	—	—
Deduct: Total stock-based employee compensation Expense determined under fair value based method for all awards, net of related tax effects	(157,241)	(167,835)	(312,437)

Pro forma	$(11,791,181)	$7,722,993	$(36,911,745)

(Loss) income per share
As reported
Basic	$(1.20)	$0.81	$(3.76)
Diluted(1)	(1.20)	0.81	(3.76)
Pro forma
Basic	$(1.21)	$0.79	$(3.79)
Diluted(1)	(1.21)	0.79	(3.79)

(1)	Since the effects of stock options, warrants and convertible debt are anti-dilutive, these effects have not been included in the calculation of dilutive earnings per share (“EPS”).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model (“the Model”) with the following assumptions used for grants during the years ended December 31:

	2003	2002	2001
Divided yield	0%	0%	0%
Expected volatility	113%	117%	111%
Risk-free interest rate (weighted average)	3.40%	3.97%	3.86%
Expected option term	5 years	5 years	5 years
Nominal option term	10 years	10 years	10 years

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the December 31, 2003 presentation. Such reclassifications did not change our net loss or total common stockholders’ equity as previously reported.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which provided guidance on how to identify variable interest entities (“VIEs”) and determine when the assets, liabilities, non-controlling interests, and results of operations of VIEs need to be included in a company’s consolidated financial statements. FIN 46 was applicable to VIEs created after January 31, 2003. In the original provisions of FIN 46, VIEs created prior to February 1, 2003, were to be consolidated effective December 31, 2003. Disclosures were required currently if the Company expects to consolidate any VIEs. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 to FIN 46R. The revised provisions are applicable no later than the first reporting period ending after March 31, 2004. FIN 46R is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2003, Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued. This statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This statement requires that those instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. SFAS No. 150 had no impact on our results of operations or financial condition at adoption or during the year ended December 31, 2003.

In November 2002, Financial Accounting Standards Board Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others,” was issued. FIN No. 45 requires recognition of an initial liability for the fair value of the guarantor’s obligation upon issuance of certain guarantees. We adopted the disclosure requirements of FIN No. 45 as of December 31, 2002. On January 1, 2003, we adopted the initial recognition and measurement provisions which were effective on a prospective basis for guarantees issued or modified after December 31, 2002. The implementation of FIN No. 45 had no impact on our results of operations or financial position at adoption or for the period ended December 31, 2003.

3. RESTRICTED CASH

On June 10, 2003, we obtained a new letter of credit (“Letter of Credit”) in the amount of $834,000 to replace the original letter of credit issued to the landlord of our Maryland communication center in 2001 by the Bank Group. The Letter of Credit was collateralized by a certificate of deposit in the same amount (see Note 9). Therefore, such certificate of deposit is classified as restricted cash in the accompanying balance sheet at December 31, 2003.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. RESTRICTED CASH (Continued)

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the Letter of Credit will be reduced to the amount shown on each anniversary date as follows:

May 2004	$711,000
May 2005	589,000
May 2006	466,000
May 2007	343,000
May 2008 through 2010	221,000

4. INTANGIBLE ASSETS

Intangible assets consist of the following:

	Useful Life In Years	December 31, 2002
Infinite-lived:
Goodwill		$8,848,912

Finite-lived:
Customer lists	5	1,027,280
Non-compete agreements	7	256,820

		1,284,100
Less: accumulated amortization		(1,070,112)

		213,988

Intangible assets, net		$9,062,900

The changes in the carrying amounts of finite-lived and infinite-lived assets for the year ended December 31, 2003 are as follows:

Pharmaceutical
Balance as of January 1, 2003	$9,062,900
Amortization expense	(111,044)

Goodwill and finite-lived asset written off related to impairment	(8,951,856)

Balance as of December 31, 2003	$—

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. INTANGIBLE ASSETS (Continued)

Effective January 1, 2002, we adopted the provisions of SFAS No. 142. Assuming the Company adopted the provision of SFAS, No. 142 effective January 1, 2000 and ceased amortization of goodwill, we would have reported net loss and basic and diluted loss per share, on a pro forma basis as follows:

	For the Year Ended December 31, 2001
	As Reported	Pro forma
Continuing operations	$(35,757,868)	$(34,081,145)
Discontinued operations	(841,440)	(336,063)

Net loss	$(36,599,308)	$(34,417,208)

Basic and diluted (loss):
Continuing operations	$(3.67)	$(3.50)
Discontinued operations	(0.09)	(0.03)
Net loss	$(3.76)	$(3.53)

Weighted average common stock outstanding	9,740,001	9,740,001

In the fourth quarter of 2001, we recognized an impairment loss in the amount of $32.8 million ($0.8 million represents an impairment loss from a business included in our “Other” segment, which was reclassified to discontinued operations in the accompanying financial statements). Such impairment loss was for those intangible assets which (i) we sold in the first quarter of 2002 (see Note 5) at a loss, which indicated that there was an impairment of the intangible assets at December 31, 2001, (ii) we held for sale and anticipated selling during the year-end December 31, 2002 and based on estimated fair value as a result of purchase offers received, indicated that there was an impairment of the intangible assets at December 31, 2001, or (iii) we continued to operate but determined that the cash flows from operations plus an estimate of the proceeds from its eventual disposition indicated that there was an impairment of the intangible assets at December 31, 2001.

During the three months ended September 30, 2003, we experienced a significant reduction in revenues from our medical education division. In accordance with SFAS No. 144, we first compared the carrying value of the finite-lived intangibles to their estimated fair value, which resulted in an excess of carrying value over estimated fair value of approximately $103,000. In accordance with SFAS No. 142, we then performed a two-step goodwill impairment assessment. The first step of the test compared the book value of our reporting unit to its estimated fair value. The estimated fair value of the reporting unit was computed using the present value of future cash flows as of September 30, 2003. In the second step of the impairment test, we compared the implied fair value of goodwill to its book value. As a result of performing these assessments, we determined that the division’s goodwill and intangible assets were impaired resulting in a charge of $9.0 million which effectively brought the carrying value of our intangible assets to zero.

5. DISCONTINUED OPERATIONS

We adopted SFAS No. 144 which also superceded the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for segments of a business to be disposed of. SFAS No. 144 extends the reporting requirements for discontinued operations to “a component of an entity” that either has been disposed of or is classified as “held for sale.” In accordance with SFAS No. 144, we have reclassified as discontinued operations, the operations of our (a) CAG division, which provided in-language, in-culture market research services and consulting services to Fortune 500 companies in a variety of industries and was sold on January 31, 2002 to Lumina Americas, Inc., a provider of integrated marketing solutions for the US-Hispanic and Latin America markets, for $1.2 million in cash, plus the assumption of certain liabilities, and (b) Phoenix, which provided pharmaceutical sample distribution services and was sold on February 25, 2002 to Express Scripts, Inc., a pharmacy benefit management company, for $33.0 million in cash, plus the assumption of certain liabilities. We realized a net gain, including operations through the date of the transactions, of $8.2 million on the disposal of the segments, net of income tax expense and expenses incurred in connection with the transactions during the year ended December 31, 2002.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DISCONTINUED OPERATIONS (Continued)

In addition to the classification of the gain on the disposal of the segments as discontinued operations, we reclassified the (loss) income from the operations of the segments, net of the related income tax (benefit) expense, for the period from January 1, 2002 until the date of the transactions and for the year ended December 31, 2001 to discontinued operations in the accompanying statements of operations. Revenues and operating (loss) income for these two divisions were:

	For the Years Ended December 31,
	2002	2001
Cultural Access Group
Revenues	$358,008	$4,490,023
Operating loss	$(370,998)	$(1,514,087	)(1)

Phoenix Marketing Group
Revenues	$4,207,194	$28,390,927
Operating (loss) income	$(7,189)	$1,911,107

(1)	Includes $889,737 impairment charge against intangible assets.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life In Years	December 31,
		2003	2002
Furniture and fixtures	7	$1,530,487	$1,617,191
Telephone and office equipment	7	3,614,491	2,846,925
Computer equipment	3-5	4,515,824	4,055,142
Leasehold improvements	Life of lease	1,930,593	1,708,754
Fixed assets not placed in service		—	578,979

		11,591,395	10,806,991
Less: Accumulated depreciation		(7,709,441)	(6,002,455)

Property and equipment, net		$3,881,954	$4,804,536

Depreciation expense from continuing operations (including property and equipment held under capital leases) was $1,509,588, $1,593,356 and $1,553,693 for the years ended December 31, 2003, 2002 and 2001, respectively.

7. REVENUES FROM SIGNIFICANT CUSTOMERS

For the year ended December 31, 2003 and 2002, a substantial portion of our revenues was derived from three customers, which are included in the Pharmaceutical and Business Services Segments (see Note 20). For the year ended December 31, 2003 and 2002, revenues from these customers amounted to approximately 67.7% and 70.7%, respectively, of total revenues. Accounts receivable for these customers amounted to approximately 63.0% and 65.1% of total accounts receivable at December 31, 2003 and 2002, respectively. For the year ended December 31, 2001, a substantial portion of our revenues from continuing operations was derived from two customers, which were included in the Pharmaceutical and Business Services Segments. Revenues from these customers amounted to approximately 57.4% of total revenues. Accounts receivable from these customers amounted to approximately 38.9% of total accounts receivable at December 31, 2001.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. INCOME TAXES

The (benefit) expense for income taxes consists of the following:

	For the Years Ended December 31,
	2003	2002	2001
Current tax (benefit) expense :
Federal	$(546,204)	$595,494	$—
State	—	575,387	—

	(546,204)	1,170,881	—

Deferred tax benefit:
Federal	—	—	(775,313)

	$(546,204)	$1,170,881	$(775,313)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net deferred tax liabilities are comprised of the following:

	December 31,
	2003	2002
Deferred tax assets:
Accrued severance pay	$48,256	$163,031
Accrued vacations	83,972	122,985
AMT credit	178,664	178,664
Depreciation	738,762	556,783
Amortization of goodwill	11,921,398	9,341,379
Federal and state net operating losses carryforwards	3,515,149	1,543,287
Other	275,038	115,780

Gross deferred tax assets	16,761,239	12,021,909
Less: valuation allowance	(16,663,059)	(11,925,245)

Net deferred tax assets	98,180	96,664

Deferred tax liabilities:
Other	(98,180)	(96,664)

Gross deferred tax liabilities	(98,180)	(96,664)

Net deferred taxes	$—	$—

At December 31, 2003, we had approximately $4,194,000 of net operating loss (“NOL”) carryforwards for federal income tax purposes. We have available NOL carryforwards of approximately $33,770,000 for state income tax purposes, which expire at various times through 2023.

Deferred tax assets and liabilities are included in other current assets and accounts payable and accrued expenses, respectively. A valuation allowance to reduce deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative is required. We recorded a valuation allowance of $16,663,059 and $11,925,245 at December 31, 2003 and 2002, respectively, which primarily relates to intangible assets and net operating loss carryforwards.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. INCOME TAXES (Continued)

Our effective tax rate was different from the federal statutory rate as follows:

	For the Years Ended December 31,
	2003	2002	2001
Statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(6)	(6)	(6)
Valuation allowance	40	29	37
Benefit of NOL carryback	5	—	—
Amortization and write-off of goodwill	—	(2)	1

	5%	13%	(2)%

9. INDEBTEDNESS

	December 31,
	2003	2002
Our borrowings consist of the following:
Revolving Credit, Term Loan and Security Agreement (collectively the “Debt Agreement”)	$5,042,994	$—
Revolving credit and term loan facility (collectively the “Credit Facility”)	—	5,238,875
6.5% subordinated promissory note due to the former sole stockholder of AM Medica; principal and interest due in monthly installments of $150,000 (interest at default rate of 12% per year payable monthly) with a balloon payment due on October 1, 2003	—	1,290,957
6% subordinated promissory note due to former stockholder of TeleManagement Services (“TMS”); interest at default rate of 10% per year. Principal and interest payments restricted per subordination agreement to the Debt Agreement	383,334	433,334
Capital leases payable in monthly installments through June 2006	153,773	68,248

	5,580,101	7,031,414
Less: current portion	(5,482,333)	(6,979,850)

	$97,768	$51,564

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

Due to Events of Default that occurred between 1999 and late 2001, we entered into four amendments to the Credit Facility which waived these defaults, amended certain financial covenants and provided for certain other terms and conditions.

On December 19, 2001, we entered into a purchase and sale agreement for Phoenix, pending stockholder and Bank Group approval. In January 2002, we notified the Bank Group that we were in default of all our financial covenants under the Credit Facility, as amended, and we began negotiations for the Fifth Amendment and Waiver agreement (the “Fifth Amendment”) to the Credit Facility.

On January 29, 2002, we signed a purchase and sale agreement for CAG, which closed on January 31, 2002. In addition, the sale of Phoenix was approved by the stockholders and the Bank Group on February 22, 2002 and closed shortly thereafter (see Note 5).

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. INDEBTEDNESS (Continued)

In connection with both transactions, we repaid approximately $28.9 million outstanding pursuant to the Credit Facility and entered into the Fifth Amendment to the Credit Facility with the Bank Group. The Fifth Amendment (a) provided that the Bank Group waive the “Acknowledged Events of Default” and amend certain provisions of the Credit Facility and its accompanying amendments, including requiring us to meet new financial covenants, and (b) limited the revolving committed amount. The stated interest rate on the outstanding Credit Facility was prime plus 3%. The Fifth Amendment expired on July 1, 2003, at which time all amounts outstanding pursuant to the Credit Facility were to be paid in full.

On April 5, 2002, we entered into the Sixth Amendment and Waiver Agreement (the “Sixth Amendment”) to the Credit Facility with the Bank Group which amended certain provisions of the Credit Agreement including requiring us to pay an additional $1.5 million from the remaining Phoenix transaction proceeds, to repay such amount on the outstanding balance of the Credit Facility and limited the revolving committed amount to (i) $5.5 million through May 31, 2002; (ii) $6.5 million from June 1, 2002 through March 31, 2003, and (iii) $5.7 million from April 1, 2003 through June 30, 2003.

At December 31, 2002, we were in compliance with all the financial covenants of the Credit Facility. On April 1, 2003, we notified the Bank Group of our inability to make a mandatory payment required to reduce our outstanding debt under the Credit Facility to the $5.7 million limit which, became effective April 1, 2003 and, therefore, resulted in an event of default pursuant to the Credit Facility. On April 3, 2003, we received a letter from the Bank Group which allowed us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations and changed the interest rate to a default rate of prime plus 5% on the outstanding balance of the Credit Facility.

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

On June 10, 2003, we entered into a Revolving Credit, Term Loan and Security Agreement (“Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”), a commercial finance firm with expertise in the pharmaceutical industry through their healthcare finance lending unit. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”); up to $0.5 million under a Term Loan (the “Term Loan”) and requires us to have initial subscriptions of at least $1.5 million of Convertible Notes on June 10, 2003 and at least $2.0 million in Convertible Notes on or before July 15, 2003. The Revolver has a three year term and bears interest at the greater of 7.0% or prime rate plus 2.75%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled receivables and billings in excess of cost, as defined. The Term Loan bears interest at the prime rate plus 5.75% with monthly payments of $83,333 commencing on July 1, 2003 through maturity on December 31, 2003. The Revolver is collateralized by primarily all of our tangible and intangible assets. The Term Loan was collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company.

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

In accordance with EITF No. 95-22, “Accounting for Agreements that Include Both a Subjective Acceleration Clause and a Lock-box Arrangement,” which states that agreements with both subjective acceleration clauses and a lock-box agreement should be classified as a current liability due the financial institutions’ ability to accelerate the due date of the debt based on certain events outside of our control, we have classified the entire amount outstanding on the Debt Agreement as current portion of indebtedness in the accompanying balance sheet at December 31, 2003.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. INDEBTEDNESS (Continued)

In addition, a letter of credit previously issued to the landlord of our Maryland communication center by the Bank Group was canceled in June 2003. A new letter of credit was issued to the landlord in June 2003 and is collateralized by a certificate of deposit in the amount of $834,000 (see Note 3).

We recorded bad debt expense of approximately $0.6 million during 2003 as a result of severely delinquent accounts receivables from MTI Information Technologies, LLC (“MTI”), which placed us in default of the covenants contained in our Debt Agreement. Therefore, we notified CapitalSource about the potential default of covenants on July 29, 2003, and we entered into the First Amendment (the “First Amendment”) to the Debt Agreement on August 11, 2003, which modified the financial covenants to allow for such event (see Note 17).

As of September 30, 2003, we were in default of our financial covenants contained in our Debt Agreement due to a significant decrease in revenues and profitability at our medical education division. On November 12, 2003, we entered into the Second Amendment (“Second Amendment”) to our Debt Agreement dated June 10, 2003. The Second Amendment modified the financial covenants to allow for the above mentioned events and increased the minimum additional participation fee from $250,000 to $400,050. As of December 31, 2003, we were in compliance with our financial covenants contained in our Debt Agreement.

Aggregate annual principal maturities for indebtedness as of December 31, 2003 are as follows:

2004	$5,482,333
2005	63,276
2006	34,492

$5,580,101

10. CONVERTIBLE NOTES

In conjunction with our Debt Agreement, on July 15, 2003 (the “Effective Date”), we completed a private placement of $2.1 million of Convertible Notes and warrants to purchase up to 1.05 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes were used to fund working capital and operations. The Convertible Notes have a 39 month term, bearing interest at a rate of 5% and are convertible after one year from the Effective Date of the Convertible Notes to common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing July 15, 2004. Interest on the Convertible Notes is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due under our Debt Agreement have been paid or (ii) CapitalSource has consented to the payment.

In the event that any interest payment is not made within 30 days of its due date, an interest rate of 8% will be retroactively applied to the Effective Date of the Convertible Notes. In the event of a default, as defined, a default rate of the lesser of 16% per annum or the maximum rate of interest allowable by law will be retroactively applied to the Effective Date of the Convertible Notes and additional warrants equaling 50% of the remaining outstanding principal balance of the Convertible Notes plus all accrued and unpaid interest will be required to be issued. We will take all reasonable efforts to file a registration statement so as to permit a public offering and sale by the holders of Convertible Notes under the Securities Act within 395 days from the Effective Date.

We have recorded a debt discount of approximately $1,281,000 consisting of the intrinsic value of the beneficial conversion option of $441,000 and the portion of the proceeds allocated to the warrants of $840,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the Convertible Notes. The debt discount is being amortized over the contractual life of the Convertible Notes as additional interest expense using the effective interest method. During 2003, approximately $168,000 of debt discount was amortized as interest expense.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. WARRANT PAYABLE

The Warrant was issued to the Bank Group on April 3, 2001 to purchase approximately 1.5 million shares of our common stock at an exercise price of $.01 per share. Scheduled to expire on April 3, 2011, the Warrant was effectively canceled with the repayment of approximately $28.9 million of the outstanding balance of the Credit Facility and the execution of the Fifth Amendment.

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

13. (LOSS) EARNINGS PER COMMON SHARE

The following is the computation of basic and diluted loss per common share:

	For the Years Ended December 31,
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
2003
Basic	$(11,640,540)	9,740,418	$(1.20)

Loss per share of common stock—diluted	$(11,640,540)	9,740,418	$(1.20)

2002:
Basic	$7,890,828	9,740,001	$0.81

Income per share of common stock—diluted	$7,890,828	9,740,001	$0.81

2001:
Basic	$(36,599,308)	9,740,001	$(3.76)

Loss per share of common stock—diluted	$(36,599,308)	9,740,001	$(3.76)

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

14. STOCK OPTION PLAN (Continued)

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

A summary of the status of the Plan as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,037,150	$0.74	956,250	$1.43	1,026,900	$4.42
Granted	390,000	0.70	645,000	0.48	537,400	0.82
Exercised	500	0.46	—	—	—	—
Forfeited	119,350	1.27	564,100	1.55	608,050	6.02

Outstanding at end of year	1,307,300	0.68	1,037,150	0.74	956,250	1.43

Options exercisable at end of Year	294,677		172,572		194,030

Weighted-average fair value of options granted during the year		$0.62		$0.40		$0.66

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.25-$0.93	1,239,700	8.5 years	$0.60	248,277	$0.63
$1.25-$2.38	64,000	7.2	1.52	42,800	$1.49
$9.00-$12.00	3,600	6.4	11.17	3,600	$11.17

$0.25-$12.00	1,307,300	8.5 years	$0.68	294,677	$0.88

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. RELATED PARTY TRANSACTIONS

We paid $133,000 and $151,800 in consulting fees to a member of the Board of Directors for consulting services rendered during the years ended December 31, 2003 and 2002, respectively.

In April 2002, we entered into an advisory services agreement with one of our Board members, which was terminated in June 2002. We paid $75,000 in advisory fees under this agreement during the year ended December 31, 2002. Then in July 2002, we entered into another consulting agreement (“Consulting Agreement”) with this Board member. The Board member agreed to serve as Interim President and CEO of AM Medica on a month-to-month basis with 30 days written notice required for cancellation. The Consulting Agreement was terminated on June 30, 2003. We paid $70,000 and $50,000 in consulting fees under the Consulting Agreement during the years ended December 31, 2003 and 2002, respectively.

We paid $16,000 in 2003 to the Chief Executive Officer for office space in Greenwich, Connecticut which serves as the principal offices for the Chief Executive Officer of Access.

The Board of Directors and certain executive management have invested $950,000 in the Company’s Convertible Notes (see Note 10). In addition, a greater than 5% shareholder has invested $75,000 in the Convertible Notes.

16. DEFINED CONTRIBUTION PLANS

We have defined contribution employee benefit plans which cover substantially all of our employees. We may make discretionary contributions to our plans. During the years ended December 31, 2003, 2002 and 2001, no amounts were contributed to the plans.

17. COMMITMENTS AND CONTINGENCIES

Employment Agreements

In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2005, certain of whom are our stockholders. The employment agreements have terms up to five years and require annual base salary payments of $2,265,375 and bonus amounts of up to $433,200 per year, including $26,500 accrued severance payable to a former employee.

Legal Proceedings

We are involved in legal actions arising in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows except for the following:

On May 29, 2001, Douglas Rebak and Joseph Macaluso filed suit against the Company seeking the enforcement of an alleged amendment to an earnout agreement between the Company and Messrs. Rebak and Macaluso in 1997. The lawsuit sought actual damages of $0.9 million plus additional unspecified punitive damages. On August 5, 2003, the Court granted the Company’s Motion for Summary Judgment and dismissed all claims. On August 14, 2003, Messrs. Rebak and Macaluso filed an appeal of the summary judgment. On December 12, 2003, the Company and Messrs. Rebak and Macaluso signed a settlement agreement and agreed to settle the matter for the sum of $75,000.

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

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. COMMITMENTS AND CONTINGENCIES – (Continued)

On July 21, 2003, MTI filed a suit against the Company in Bucks County, Pennsylvania for breach of contract and tortuous interference for the Company’s failure to complete telemarketing campaigns. Management asserts that these claims are not valid and intends to vigorously defend any action related to this claim and take all necessary steps to collect amounts due on account. On November 24, 2003, the Court ordered the case transferred to Florida pursuant to our motion based on jurisdictional grounds. We have recently moved to have the two cases combined. While we believe MTI’s claims have no legal basis, we cannot provide assurance as to the outcome of the litigation.

Operating Leases

We lease office space and operating equipment under non-cancelable operating leases with terms ranging of up to ten years and expiring at various dates through April 2011. Rent expense from continuing operations under operating leases was approximately $3,049,000, $2,070,000 and $2,153,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Aggregate minimum annual rentals under the operating leases as of December 31, 2003 are as follows:

2004	$2,172,000
2005	2,018,000
2006	1,952,000
2007	1,945,000
2008	961,000
Thereafter	1,953,000

$11,001,000

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of accounts receivable, other assets, accounts payable, accrued expenses, capital lease obligations, amounts due under our Debt Agreement, deferred revenue and Convertible Notes approximates fair value.

The fair value of our long-term debt is determined by calculating the present value of expected future cash outlays associated with our debt instruments. The discount rate used is equivalent to the current rate offered to us for debt of the same maturities at December 31, 2003. The fair value of the Company’s long-term indebtedness approximates the carrying value thereof.

20. SEGMENTS

Our reportable segments are strategic business units that offer different products and services to different industries in the United States.

Our reportable segments through December 31, 2003 were as follows:

•	Pharmaceutical Services Segment (“Pharmaceutical”)—provides outsourced services to the pharmaceutical industry.

•	Business Services Segment (formally “Consumer and Business Services” or “Consumer”)—provides consumer and multilingual telemarketing services to the telecommunications, consumer products, insurance and financial services industries.

The Pharmaceutical Services Segment consists of two business units: TMS and AM Medica.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20. SEGMENTS – (Continued)

Our accounting policies for these segments are the same as those described in Note 2, Significant Accounting Policies. In addition, we evaluate the performance of our segments and allocate resources based on gross margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income (loss). The tables below present information about our reportable segments for our continuing operations used by our chief operating decision-maker as of and for the years ended December 31, 2003, 2002, and 2001. The following information about reportable segments for the years ended December 31, 2003, 2002 and 2001 excludes the results of Phoenix (previously included in the Pharmaceutical segment) and CAG (previously included in the Other segment) as such amounts have been reclassified as discontinued operations (see Note 5 except for balance sheet information for 2001).

	Pharmaceutical Services	Business Services	Segment Total	Reconciliation	Total
2003:
Revenues	$22,834,359	$28,249,662	$51,084,021	$—	$51,084,021
Gross profit	7,609,208	10,391,246	18,000,454	—	18,000,454
Income (loss) from operations (1)	(9,068,413)	1,718,620	(7,349,793)	(3,484,644)	(10,834,437)
EBITDA (1) (2)	(8,563,389)	2,714,660	(5,848,729)	(3,365,076)	(9,213,805)

Depreciation expense	393,980	996,040	1,390,020	119,568	1,509,588
Amortization expense	111,044	—	111,044	—	111,044
Total assets	6,628,104	9,927,725	16,555,829	2,923,124	19,478,953

2002:
Revenues	$26,869,422	$21,564,113	$48,433,535	$—	$48,433,535
Gross profit	8,722,542	8,949,385	17,671,927	—	17,671,927
Income (loss) from operations	1,827,601	1,671,178	3,498,779	(3,325,803)	172,976
EBITDA (2)	2,529,846	2,729,795	5,259,641	(3,251,173)	2,008,468
Depreciation expense	460,109	1,058,617	1,518,726	74,630	1,593,356
Amortization expense	242,136	—	242,136	—	242,136
Total assets	11,746,413	15,611,195	27,357,608	2,073,132	29,430,740

2001:
Revenues	$30,736,047	$17,454,793	$48,190,840	$—	$48,190,840
Gross profit	8,458,165	7,257,460	15,715,625	—	15,715,625
Income (loss) from operations (1)	(31,221,196)	(555,553)	(31,776,749)	(1,081,285)	(32,858,034)
EBITDA (1) (2)	(28,648,092)	508,645	(28,139,447)	(1,033,876)	(29,173,323)
Depreciation expense	442,086	1,064,198	1,506,284	47,409	1,553,693
Amortization expense	2,131,018	—	2,131,018	—	2,131,018
Total assets	39,633,569	15,742,842	55,376,411	2,155,117	57,531,528

(1)	Amount includes approximately $32.0 million and $9 million for 2001 and 2003, respectively, an impairment of intangible assets relating to continuing operations (see Note 4).
(2)	EBITDA is calculated by taking income (loss) from operations and adding depreciation and amortization expense.

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

Access Worldwide Communications, Inc.

By	/s/ Shawkat Raslan
Shawkat Raslan, Chairman, President
and Chief Executive Officer

Dated: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Shawkat Raslan	Chairman, President and Chief Executive Officer (principal executive officer)	March 30, 2004
(Shawkat Raslan)

/s/ John Hamerski	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2004
(John Hamerski)

/s/ Liam S. Donohue	Director	March 30, 2004
(Liam S. Donohue)

/s/ Lee H. Edelstein	Director	March 30, 2004
(Lee H. Edelstein)

/s/ Orhan Sadik-Khan	Director	March 30, 2004
(Orhan Sadik-Khan)

/s/ Frederick Thorne	Director	March 30, 2004
(Frederick Thorne)

/s/ Carl H. Tiedemann	Director	March 30, 2004
(Carl H. Tiedemann)

/s/ Charles Henri Weil	Director	March 30, 2004
(Charles Henri Weil)

(a)(3) Exhibits

Index to Exhibits

Exhibit Number
2(a)	Agreement and Plan of Merger, dated as of December 6, 1996, by and between the Company and TelAc, Inc. (incorporated by reference to Exhibit 2(a) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(b)	Recapitalization and Investment Agreement, dated December 6, 1996, by and among Telephone Access, Inc., the shareholders of Telephone Access, Inc., Abbingdon Venture Partners Limited Partnership (“Abbingdon-I”), Abbingdon Venture Partners Limited Partnership-II (“Abbingdon-II”) and Abbingdon Venture Partners Limited Partnership-III (“Abbingdon-III”) (incorporated by reference to Exhibit 2(b) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(c)	Agreement of Purchase and Sale, dated as of January 1, 1997, by and among TeleManagement Services, Inc., Lee H. Edelstein and TLM Holdings Corp. (incorporated by reference to Exhibit 2(c) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(d)	Agreement of Purchase and Sale, dated as of September 1, 1997, by and among Hispanic Market Connections, Inc., M. Isabel Valdes and the Company (incorporated by reference to Exhibit 2(d) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(e)	Agreement of Purchase and Sale, dated as of October 1, 1997, by and among Phoenix Marketing Group, Inc., Douglas Rebak, Joseph Macaluso and the Company (incorporated by reference to Exhibit 2(e) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(f)	Agreement of Purchase and Sale, dated as of October 24, 1998, by and among AM Medica Communications, Ltd., Ann Holmes and the Company (incorporated by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated October 24, 1998).

3(a)	Amended and Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

3(c)	Certificate of Ownership and Merger of Access Worldwide Communications, Inc. into the Company (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for year ended December 31, 1998).

4(a)*	The Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

4(b)	Preferred Stock, Series 1998 Agreement by and between the Company and Abbingdon-I and Abbingdon-II (incorporated by reference to Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(a)	Credit Agreement, dated April 9, 1998, by and among the Company, NationsBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(b)	Credit Agreement, dated March 12, 1999, by and among the Company, certain subsidiaries of the Company as guarantors, NationsBank, N.A., as lender and agent and the other lenders party thereto (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(c)	6% Convertible Subordinated Promissory Note of the Company, dated October 17, 1997, payable to the order of Phoenix Marketing Group, Inc. (incorporated by reference to Exhibit 10(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(d)	6% Redeemable Subordinated Promissory Note of the Company, dated October 17, 1997, payable to the order of Phoenix Marketing Group, Inc. (incorporated by reference to Exhibit 10(j) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(e)	Stock Purchase Agreement, dated December 6, 1996, by and between the Company and John E. Jordan (incorporated by reference to Exhibit 10(k) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(f)	Stock Purchase Agreement, dated January 15, 1997, between TLM Holdings Corp. and Lee H. Edelstein (incorporated by reference to Exhibit 10(l) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(g)	Stock Purchase Agreement, dated April 1, 1997, by and between the Company and John Fitzgerald (incorporated by reference to Exhibit 10(m) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(h)*	Employment Agreement, dated December 6, 1996, by and between the Company and John E. Jordan (incorporated by reference to Exhibit 10(n) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(i)*	Employment Agreement, dated January 15, 1997, by and between TLM Holdings Corp. and Lee Edelstein (incorporated by reference to Exhibit 10(o) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(j)*	Employment Letter Agreement, dated April 1, 1997, by and between the Company and John Fitzgerald (incorporated by reference to Exhibit 10(p) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(k)*	Employment Agreement, dated August 1, 1997, by and between the Company and Michael Dinkins (incorporated by reference to Exhibit 10(q) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(l)*	Employment Agreement, dated October 17, 1997, by and between the Company and Douglas Rebak (incorporated by reference to Exhibit 10(r) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(m)	Agreement, effective January 1, 1997, by and between the Company and Sprint United Management Company, together with contract orders related thereto (incorporated by reference to Exhibit 10(s) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(n)	Database Licensee Agreement for the AMA Physician Professional Data, effective January 1, 1996, between the Company and the American Medical Association (incorporated by reference to Exhibit 10(t) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(o)	6.5% Subordinated Promissory Note of the Company, dated October 24, 1998, payable to the order of Ann Holmes (incorporated by reference to Exhibit 2(b) to the Company’s Current Report on Form 8-K dated October 24, 1998).

10(p)*	Employment Agreement, dated October 24, 1998, by and between the Company and Ann Holmes (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 24, 1998).

10(q)*	Employment Agreement, dated January 15, 1997, by and between TLM Acquisition Corp. (a subsidiary of the Company) and Mary Sanchez (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10(r)*	Employment Agreement, dated September 24, 1997, by and between the Company and M. Isabel Valdes (incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(s)*	Employment Agreement between the Company and Michael Dinkins (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(t)*	Severance Arrangement/Closing Inducement between the Company and Richard Lyew (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(u)*	Severance Arrangement/Closing Inducement between the Company and John Hamerski (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(v)*	Severance Arrangement/Closing Inducement between the Company and Mary Sanchez (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(w)*	Severance Arrangement/Closing Inducement between the Company and Andrea Greenan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(x)	Amendment Agreement and Waiver to Credit Agreement, dated April 14, 2000, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., successor to NationsBank, N.A., as lender and agent and the other lenders party (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form10-K for the year ended December 31, 1999).

10(y)*	Consultant Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(z)	Amendment to Subordinated Promissory Notes of the Company, dated April 14, 2000, payable to the order of Ann Holmes (incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(aa)	Amendment to Note Subordination Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(bb)	Amendment to Contingent Subordination Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(cc)	Amendment to Agreement of Purchase and Sale, dated April 14, 2000, by and among AM Medica Communications, Ltd., Ann Holmes and the Company (incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(dd)	Amendment to Subordinated Security Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(ee)	Amendment to Subordinated Promissory Note of the Company, dated April 4, 2000, payable to the order of Lee Edelstein (incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(ff)	Amendment to Agreement of Purchase and Sale, dated April 14, 2000, by and among TeleManagement Services, Inc., Lee Edelstein and the Company (incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(gg)	Asset Purchase Agreement, dated May 15, 2000, between Merkafon International Ltd. and AWWC Texas I Limited Partnership (incorporated by reference to Exhibit 10(gg) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10(hh)*	Employment Agreement, dated December 5, 2000, by and between the Company and John Hamerski (incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10(ii)	Fourth Amendment and Waiver Agreement, dated April 3, 2001, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(ii) to the Company’s Form 8-K filed on April 12, 2001).

10(jj)	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10(jj) to the Company’s Form 8-K filed on April 12, 2001).

10(kk)	Registration Rights Agreement, dated April 3, 2001, among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(kk) to the Company’s Form 8-K filed on April 12, 2001).

10(ll)	Warrant Escrow Agreement, dated April 3, 2001, among the Company and Bank of America, N.A., as agent for the Lenders named within and Investors Title Accommodation Corporation, as escrow agent (incorporated by reference to Exhibit 10(ll) to the Company’s Form 8-K filed on April 12, 2001).

10(mm)	Press release of Access Worldwide, dated April 9, 2001 (incorporated by reference to Exhibit 10(mm) to the Company’s Form 8-K filed on April 12, 2001).

10(nn)*	Form of Option Plan Agreement (incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10(oo)	Asset Purchase Agreement, dated December 19, 2002, by and between Phoenix Marketing Group (Holdings), Inc. and Access Worldwide Communications, Inc., as Seller, and Express Scripts, Inc. as Buyer, (incorporated by reference to Appendix A to Access Worldwide’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 2002).

10(pp)	Fifth Amendment and Waiver Agreement, dated February 22, 2002, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(pp) to the Company’s Form 8-K filed on February 25, 2002).

10(qq)	Sixth Amendment and Waiver Agreement, dated April 5, 2002, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(qq) to the Company’s Form 10-K filed on April 12, 2002).

10 (rr)*	Employment Agreement, dated March 4, 2002, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10 (rr) to the Company’s Form 10-K filed on May 16, 2002).

10 (ss)*	Employment Agreement, dated March 30, 2002, by and between the Company and Shawkat Raslan (incorporated by reference to Exhibit 10 (ss) to the Company’s Form 10-K filed on May 16, 2002).

10 (tt)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – June 30, 2002 (incorporated by reference to Exhibit 10 (tt) to the Company’s Form 10-Q filed on August 9, 2002).

10 (uu)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – June 30, 2002 (incorporated by reference to Exhibit 10 (uu) to the Company’s Form 10-Q filed on August 9, 2002).

10 (xx)	Press release of Access Worldwide, dated April 3, 2003 (incorporated by reference to Exhibit 10 (vv) to the Company’s 8-K filed on April 3, 2003.

10 (vv)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – September 30, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on November 5, 2002).

10 (ww)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – September 30, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q filed on November 5, 2002).

10 (xx)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – December 31, 2002).

10 (yy)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – December 31, 2002).

10 (zz)	Seventh Amendment and Waiver Agreement, dated April 29, 2003, to the Credit Facility dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on May 1, 2003).

10 (aaa)*	Amendment to Employment Agreement, dated March 4, 2002, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10(xx) to the Company’s Form 10-Q filed on May 14, 2003.

10 (bbb)*	Third Amendment to the Consulting Agreement, dated June 24, 1999, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10(yy) to the Company’s Form 10-Q filed on May 14, 2003.

10 (ccc)*	Assignment of Consulting Agreement, dated June 24, 1999, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10(zz) to the Company’s Form 10-Q filed on May 14, 2003.

10 (ddd)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – March 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on May 14, 2003).

10 (eee)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – March 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on May 14, 2003).

10 (fff)	Revolving Credit, Term Loan and Security Agreement, between Access Worldwide Communications, Inc., a Delaware Corporation (“Parent”), Ash Creek, Inc., a Delaware corporation (Ash”), AWWC New Jersey Holdings, Inc., a Delaware corporation (“AWWC”), Telemanagement Services, Inc., a Delaware corporation (“Telemanagement”), and TLM Holdings Corp., a Delaware corporation (“TLM”), individually and collectively, the Borrower”), and CapitalSource Finance LLC, a Delaware limited liability company (the “Lender”) (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 13, 2003.

10 (ggg)	Term Loan between Access Worldwide Communications, Inc., a Delaware corporation (“Parent”), Ash Creek, Inc., a Delaware corporation (Ash”), AWWC New Jersey Holdings, Inc., a Delaware corporation (“AWWC”), Telemanagement Services, Inc., a Delaware corporation (“Telemanagement”), and TLM Holdings Corp., a Delaware corporation (“TLM”), individually and collectively, the Borrower”), and CapitalSource Finance LLC, a Delaware limited liability company (the “Lender”) (incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed on June 13, 2003.

10 (hhh)	Revolving Note between Access Worldwide Communications, Inc., a Delaware corporation (“Parent”), Ash Creek, Inc., a Delaware corporation (Ash”), AWWC New Jersey Holdings, Inc., a Delaware corporation (“AWWC”), Telemanagement Services, Inc., a Delaware corporation (“Telemanagement”), and TLM Holdings Corp., a Delaware corporation (“TLM”), individually and collectively, the Borrower”), and CapitalSource Finance LLC, a Delaware limited liability company (the “Lender”) (incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed on June 13, 2003.

10 (iii)	First Amendment to the Revolving Credit, Term Loan and Security Agreement with CapitalSource Finance, LLC, dated August 11, 2003 (incorporated by reference to Exhibit 10(aaa) to the Company’s Form 10-Q filed on August 14, 2003).

10 (jjj)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 to the Company’s Form 10-Q filed on August 14, 2003).

10 (kkk)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 to the Company’s Form 10-Q filed on August 14, 2003).

10 (lll)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – June 30, 2003 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on August 14, 2003).

10 (mmm)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – June 30, 2003 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on August 14, 2003).

10 (nnn)	Press release of Access Worldwide, dated May 13, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 13, 2003.

10 (ooo)	Press release of Access Worldwide, dated August 13, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on August 18, 2003.

10 (ppp)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 to the Company’s Form 10-Q filed on November 14, 2003).

10 (qqq)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 to the Company’s Form 10-Q filed on November 14, 2003).

10 (rrr)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – September 30, 2003 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on November 14, 2003).

10 (sss)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – September 30, 2003 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on November 14, 2003).

10 (ttt)	Press release of Access Worldwide, dated November 17, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on November 14, 2003.

10 (uuu)	Letter from PWC to the Company dated December 11, 2003 (incorporated by reference to Exhibit 16 to the Company’s 8-K filed on December 12, 2003.

10 (vvv)	Second Amendment to the Revolving Credit, Term Loan and Security Agreement dated November 12, 2003

10 (www)*	Consulting Agreement, dated October 1, 2003, by and between Access Worldwide Communications, Inc. and Lee Edelstein.

10 (xxx)*	Employment Agreement, dated January 21, 2004, by and between Access Worldwide Communications, Inc. and Richard Lyew.

10 (yyy)*	Employment Agreement, dated January 18, 2004, by and between Access Worldwide Communications, Inc. and Ted Jordan.

10 (zzz)*	Employment Agreement, dated January 20, 2004, by and between Access Worldwide Communications, Inc. and Georges André.

10 (aaaa)*	Employment Agreement, dated January 1, 2004, by and between Access Worldwide Communications, Inc. and Guy Amato.

24	Powers of Attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

