Form 10-Q
period 2004-03-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2004-05-05
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2004

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

The number of share outstanding of the registrant’s common stock, $.01 par value, as of May 5, 2004 was 9,740,501.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,027,309	$472,722
Restricted cash	123,000	123,000
Accounts receivable, net of allowance for doubtful accounts of $712,876 and $707,372, respectively	8,577,670	11,069,284
Unbilled receivables	1,474,629	1,176,797
Taxes receivable	658,666	658,666
Other assets, net	931,943	950,761

Total current assets	12,793,217	14,451,230
Property and equipment, net	3,665,778	3,881,954
Restricted cash	711,000	711,000
Other assets, net	490,958	434,769

Total assets	$17,660,953	$19,478,953

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of indebtedness	$3,464,095	$5,098,999
Current portion of indebtedness - related parties	352,334	383,334
Accounts payable and accrued expenses	5,887,537	7,672,764
Accrued salaries, wages and related benefits	1,428,885	1,347,385
Deferred revenue	4,305,481	2,852,628
Accrued interest and related party expenses	33,113	13,304

Total current liabilities	15,471,445	17,368,414
Long-term portion of indebtedness	354,338	97,768
Other long-term liabilities	777,619	775,109
Convertible Notes, net	1,080,782	987,336
Mandatorily redeemable preferred stock, $.01 par value: 2,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	21,684,184	23,228,627

Commitments and contingencies
Common stockholders’ deficit:
Common stock, $.01 par value: voting: 20,000,000 shares authorized; 9,740,501 shares issued and outstanding	97,405	97,405
Additional paid-in capital	64,950,294	64,950,294
Accumulated deficit	(69,046,180)	(68,770,973)
Deferred compensation	(24,750)	(26,400)

Total common stockholders’ deficit	(4,023,231)	(3,749,674)

Total liabilities and common stockholders’ deficit	$17,660,953	$19,478,953

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2004	2003
Revenues	$12,980,862	$12,236,508
Cost of revenues	7,928,149	8,284,239

Gross profit	5,052,713	3,952,269
Selling, general and administrative expenses	4,985,894	4,460,460
Amortization expense	—	37,014

Income (loss) from operations	66,819	(545,205)
Interest income	2,618	5,919
Interest expense – related parties	(22,344)	(40,865)
Interest expense	(322,300)	(119,053)

	—	—

Net loss	$(275,207)	$(699,204)

Basic loss per share of common stock:
Net loss	$(0.03)	$(0.07)

Weighted average common shares outstanding	9,740,501	9,740,168

Diluted loss per share of common stock:
Net loss	$(0.03)	$(0.07)

Weighted average common shares outstanding	9,740,501	9,740,168

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

	Common Stock		Additional Paid- in-Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2003	9,740,501	$97,405	$64,950,294	$(68,770,973)	$(26,400)	$(3,749,674)
Amortization of deferred compensation	—	—	—	—	1,650	1,650
Net loss	—	—	—	(275,207)	—	(275,207)

Balance, March 31, 2004	9,740,501	$97,405	$64,950,294	$(69,046,180)	$(24,750)	$(4,023,231)

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2004	2003
Cash flows from operating activities:
Net loss	$(275,207)	$(699,204)
Adjustments to reconcile net loss to net cash provided by (used in) in operating activities:
Depreciation and amortization	357,988	426,646
Amortization of deferred financing costs	69,318	11,597
Amortization of deferred compensation	1,650	1,650
Accretion of discount on Convertible Notes	93,446	—
Allowance for doubtful accounts	5,504	39,111
Changes in operating assets and liabilities:
Accounts receivable	2,486,110	(478,996)
Unbilled receivables	(297,832)	32,595
Other assets	(106,689)	(556,223)
Accounts payable and accrued expenses	(1,782,717)	(1,776,116)
Accrued salaries, wages and related benefits	81,500	(735,632)
Accrued interest and related party expenses	19,809	(4,235)
Deferred revenue	1,452,853	2,740,895

Net cash provided by (used in) operating activities	2,105,733	(997,912)

Cash flows from investing activities:
Additions to property and equipment	(141,812)	(114,139)

Net cash used in investing activities	(141,812)	(114,139)

Cash flows from financing activities:
Payments on capital leases	(16,332)	(9,621)
Issuance of common stock	—	230
Net (payments) borrowings under Debt Agreement and Credit Facility	(1,362,002)	89,037
Payments of deferred financing costs	—	(120,000)
Payment of related party debt	(31,000)	(415,729)

Net cash used in financing activities	(1,409,334)	(456,083)

Net increase (decrease) in cash and cash equivalents	554,587	(1,568,134)
Cash and cash equivalents, beginning of period	472,722	2,197,209

Cash and cash equivalents, end of period	$1,027,309	$629,075

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Access Worldwide Communications, Inc. (“Access Worldwide,” “we,” “our,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, we do not include therein all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. For further information, refer to our consolidated financial statements and footnotes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In our opinion, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

2. RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the March 31, 2004 presentation. Such reclassifications did not change our net loss or total common stockholders’ deficit as previously reported.

3. RESTRICTED CASH

On June 10, 2003, we obtained a new letter of credit (“Letter of Credit”) in the amount of $834,000 to replace the original letter of credit issued to the landlord of our Maryland communication center in 2001. The Letter of Credit was collateralized by a certificate of deposit in the same amount. Therefore, such certificate of deposit is classified as restricted cash in the accompanying balance sheets at March 31, 2004 and December 31, 2003.

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

No compensation cost has been recognized for options granted under our stock-based compensation plan except for a grant of 150,000 stock options to an executive of the Company with a strike price of $0.50 per share on January 2, 2003. The Company recorded unearned stock compensation for the intrinsic value of the award ($33,000) in connection with the grant. Such amount, which is shown as a reduction of stockholders’ equity, is being amortized as compensation expense over the related vesting period.

Had the fair value based method been used to account for such compensation, compensation costs would have increased net loss and loss per share for the three months ended March 31 to the following pro forma amounts:

	2004	2003
Net loss, as reported	$(275,207)	$(699,204)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effect	1,650	1,650

Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(41,408)	(48,206)

Pro forma net loss	$(314,965)	$(745,760)

Loss per share:
Basic – as reported	$(0.03)	$(0.07)
Basic – pro forma	$(0.03)	$(0.08)
Diluted – as reported	$(0.03)	$(0.07)
Diluted – pro forma	$(0.03)	$(0.08)

5. INCOME TAXES

The effective tax rate used by us for the three month periods ended March 31, 2004 and 2003 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the Company’s deferred tax assets.

6. LOSS PER COMMON SHARE

Loss per common share are calculated using the following weighted average common shares:

For the Three Months Ended March 31,
Shares
2004:
Weighted average number of common shares outstanding – basic	9,740,501

Weighted average number of common shares outstanding – dilutive*	9,740,501

2003:
Weighted average number of common shares outstanding – basic	9,740,168

Weighted average number of common shares outstanding – dilutive*	9,740,168

*	Since the effects of the stock options, warrants, and Convertible Notes are anti-dilutive for the three months ended March 31, 2004, and 2003, these effects have not been included in the calculation of dilutive earnings per share.

7. INDEBTEDNESS

On January 29, 2004, the Debt Agreement with CapitalSource Finance LLC (“CapitalSource”) was amended to include an Overadvance Agreement (the “Overadvance”) with CapitalSource for a maximum amount of $0.6 million to fund the expansion of TelAc Teleservices Group (“TelAc”) into Augusta, Maine. The Overadvance is for an 18 month period commencing on January 28, 2004 and bears interest at 11%. Monthly payments of interest only are due until August 1, 2004, when additional monthly principal payments of $50,000 will commence. The Overadvance agreement contains an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earnings before interest, taxes, depreciation and amortization (EBITDA) if paid at maturity or the occurrence of a triggering event as defined, or the greater of $300,000 or 3% of the product of 5 times consolidated annualized EBITDA, if Overadvance is not paid in full at the maturity date or a triggering event as defined. The Overadvance is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company. As of March 31, 2004, $0.6 million was outstanding under the Overadvance.

8. SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” our reportable segments are strategic business units that offer different products and services to different industries in the United States and other countries.

The table below presents information about our reportable segments for our continuing operations used by the chief operating decision-maker of the Company for the three months ended March 31, 2004 and 2003.

	Pharmaceutical	Business	Segment Total	Reconciliation	Total
2004:
Revenues	$6,218,287	$6,762,575	$12,980,862	$—	$12,980,862
Gross profit	2,632,381	2,420,332	5,052,713	—	5,052,713
Income from operations	718,972	122,672	841,644	(774,825)	66,819
EBITDA (1)	823,648	344,842	1,168,490	(743,683)	424,807
Depreciation expense	104,676	222,170	326,846	31,142	357,988
Amortization expense	—	—	—	—	—

2003:
Revenues	$5,764,774	$6,471,734	$12,236,508	$—	$12,236,508
Gross profit	1,631,965	2,320,304	3,952,269	—	3,952,269
(Loss) income from operations	(290,298)	422,494	132,196	(677,401)	(545,205)
EBITDA (1)	(153,261)	682,813	529,552	(648,111)	(118,559)
Depreciation expense	100,023	260,319	360,342	29,290	389,632
Amortization expense	37,014	—	37,014	—	37,014

(1)	EBITDA is calculated by taking (loss) income from operations, which is before interest and taxes, and adding depreciation and amortization expense. EBITDA is a non-GAAP measure of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of certain non-cash charges (depreciation and amortization). We believe that EBITDA provides investors with valuable measures to compare our operating performance with the operating performance of other companies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Our revenues increased $0.8 million, or 6.6%, to $13.0 million for the three months ended March 31, 2004, compared to $12.2 million for the three months ended March 31, 2003. Revenues for the Pharmaceutical Services (“Pharmaceutical”) Segment increased $0.4 million, or 6.9%, to $6.2 million for the three months ended March 31, 2004, compared to $5.8 million for the three months ended March 31, 2003. The increase was primarily attributed to an increase in new inbound programs which was offset by a reduction of $0.6 million in medical education revenue. Management is working diligently to hire additional medical education sales personnel. Revenues for the Business Services (“Business”) Segment increased $0.3 million or, 4.6%, to $6.8 million for the three months ended March 31, 2004, compared to $6.5 million for the three months ended March 31, 2003. The increase was primarily attributed to larger telecommunications programs and more production hours performed for an existing client.

Our gross profit increased $1.1 million, or 27.5%, to $5.1 million for the three months ended March 31, 2004, compared to $4.0 million for the three months ended March 31, 2003. Gross profit as a percentage of revenues increased to 39.2% for the three months ended March 31, 2004, from 32.8% for the three months ended March 31, 2003. Gross profit as a percentage of revenues for the Pharmaceutical Segment for the three months ended March 31, 2004 increased to 41.9%, compared to 27.6% for the three months ended March 31, 2003. The increase was primarily attributed to an increase in productivity on our pharmacy and physician programs offset by a decrease in our medical education revenue. Gross profit as a percentage of revenues for the Business Segment decreased slightly to 35.3% for the three months ended March 31, 2004, from 35.4% for the three months ended March 31, 2003.

Our selling, general and administrative expenses increased by $0.5 million, or 11.1%, to $5.0 million for the three months ended March 31, 2004, compared to $4.5 million for the three months ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues increased to 38.5% for the three months ended March 31, 2004, compared to 36.9% for the three months ended March 31, 2003. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 30.7% for the three months ended March 31, 2004, from 32.8% for the three months ended March 31, 2003. The decrease was primarily attributed to the increase in revenues combined with management’s efforts to control costs. Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased to 33.8% for the three months ended March 31, 2004, compared to 29.2% for the three months ended March 31, 2003. The increase was primarily attributed to the expansion of the customer sales and service facility in Arlington, Virginia which resulted in an increase in salaries and rent expense.

Our net interest expense increased slightly to $0.3 million for the three months ended March 31, 2004, compared to $0.2 million for the three months ended March 31, 2003 due primarily to the accretion of the discount on Convertible Notes.

Liquidity and Capital Resources

At March 31, 2004 and December 31, 2003, we had negative working capital of $2.7 million and $2.9 million, respectively. Cash and cash equivalents were $1.0 million at March 31, 2004, compared to $0.5 million at December 31, 2003.

Net cash provided by operating activities during the first quarter of 2004 was $2.1 million, compared to net cash used in operating activities during the first quarter of 2003 of $1.0 million. The increase in net cash provided by operating activities was primarily due to an increase in the change of accounts receivable of $3.0 million offset by a decrease in the change of deferred revenue of $1.2 million.

Net cash used in investing activities was $0.1 million for the first quarter of 2004, compared to $0.1 million for the first quarter of 2003.

Net cash used in financing activities was $1.4 million for the first quarter of 2004, compared to $0.5 million for the first quarter of 2003. The increase was primarily due to the pay down of our Debt Agreement during the first quarter of 2004.

On January 29, 2004, the Debt Agreement with CapitalSource was amended to include an Overadvance Agreement (the “Overadvance”) with CapitalSource for a maximum amount of $0.6 million to fund the expansion of TelAc into Augusta, Maine. The Overadvance is for an 18 month period commencing on January 28, 2004 and bears interest at 11%. Monthly payments of interest only are due until August 1, 2004, when additional monthly principal payments of $50,000 will commence. The Overadvance agreement contains an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earnings before interest, taxes, depreciation and amortization (EBITDA) if paid at maturity or the occurrence of a triggering event as defined, or the greater of $300,000 or 3% of the product of 5 times consolidated annualized EBITDA, if Overadvance is not paid in full at the maturity date or a triggering event as defined. The Overadvance is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company.

As of March 31, 2004, we were in compliance with all of our debt covenants under the Debt Agreement. We expect to meet our short-term liquidity requirements through net cash provided by operations, an income tax refund, the release of restricted cash as collateral under lease arrangement (Note 3), and borrowings under the Debt Agreement and the Overadvance. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

The following is a chart of the Company’s approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s commitments as of March 31, 2004:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$4,029,000	$3,758,000	$271,000	$—	$—
Convertible debt	2,100,000	—	2,100,000	—	—
Capital lease obligations	141,000	58,000	83,000	—	—
Operating leases	10,936,000	2,235,000	5,965,000	974,000	1,762,000

Total contractual obligations	$17,206,000	$6,051,000	$8,419,000	$974,000	$1,762,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates and are subject to interest rate risk on our Debt Agreement caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangements under the Debt Agreement. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Debt Agreement currently provides for an interest rate of the greater of 7.0% or prime plus 2.75%. The prime rate is the prime rate published by the Wall Street Journal. A one percent change in the prime interest rate would result in a pre-tax impact to us on earnings of approximately $0.04 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

•	Risks associated with our Debt Agreement;

•	Competition from other third-party providers and those clients and prospects who may decide to do the work that Access Worldwide does in-house;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Potential consumer saturation reducing the need for services;

•	Certain needs for our growth;

•	Our dependence on the continuation of the trend toward outsourcing;

•	Dependence on the industries we serve;

•	The effect of changes in a drug’s life cycle;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and labor force and recent changes in management;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

•	The effects of an interruption of our business;

•	Our ability to successfully open and operate at capacity our new communication center in Maine;

•	Our ability to develop or fund the operations of new products or service offerings;

•	The unpredictability of the outcome of the litigation in which we are involved;

•	Risks associated with our stock trading on the OTC Bulletin Board; and,

•	The volatility of our stock price.

The Company assumes no duty to update any forward-looking statements. For a more detailed discussion of these risks and others that could affect the Company’s results, see the Company’s filings with the Securities and Exchange Commission, including the risk factors section of Access Worldwide’s 2003 Annual Report on Form 10-K as of and for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

PART II–OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10(xxx)	Employment Agreement, dated January 21, 2004, by and between Access Worldwide Communications, Inc. and Richard Lyew. *

10(yyy)	Employment Agreement, dated December 18, 2003, by and between Access Worldwide Communications, Inc. and Ted Jordan. *

10(zzz)	Employment Agreement, dated January 20, 2004, by and between Access Worldwide Communications, Inc. and Georges André. *

10(aaaa)	Employment Agreement, dated January 1, 2004, by and between Access Worldwide Communications, Inc. and Guy Amato. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

On February 4, 2004, a report on Form 8-K was filed, reporting under “Item 4. Changes in Registrant’s Certifying Accountant” that the Company hired BDO Seidman, LLP as its independent accountants for the 2003 fiscal year. BDO Seidman, LLP succeeded PricewaterhouseCoopers LLP who resigned its position on December 5, 2003, as described on the Company’s report on form 8-K filed on December 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: May 5, 2004	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: May 5, 2004	By:	/s/ JOHN HAMERSKI
John Hamerski, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
10(xxx)	Employment Agreement, dated January 21, 2004, by and between Access Worldwide Communications, Inc. and Richard Lyew. *

10(yyy)	Employment Agreement, dated December 18, 2003, by and between Access Worldwide Communications, Inc. and Ted Jordan. *

10(zzz)	Employment Agreement, dated January 20, 2004, by and between Access Worldwide Communications, Inc. and Georges André. *

10(aaaa)	Employment Agreement, dated January 1, 2004, by and between Access Worldwide Communications, Inc. and Guy Amato. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer