Form 10-Q
period 2004-06-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2004-08-09
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2004

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

Yes ☐     No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of August 9, 2004 was 9,893,719.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,084,464	$472,722
Restricted cash	122,000	123,000
Accounts receivable, net of allowance for doubtful accounts of $727,015 and $707,372, respectively	11,368,768	11,069,284
Unbilled receivables	1,067,472	1,176,797
Taxes receivable	28,979	658,666
Other assets, net	1,309,438	950,761

Total current assets	18,981,121	14,451,230
Property and equipment, net	3,908,605	3,881,954
Restricted cash	589,000	711,000
Other assets, net	146,177	434,769

Total assets	$23,624,903	$19,478,953

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of indebtedness	$7,031,239	$5,098,999
Current portion of indebtedness – related parties	352,334	383,334
Accounts payable and accrued expenses	7,914,989	7,672,764
Accrued salaries, wages and related benefits	2,023,772	1,347,385
Deferred revenue	3,721,331	2,852,628
Accrued interest and other related party expenses	12,480	13,304

Total current liabilities	21,056,145	17,368,414
Long-term portion of indebtedness	78,643	97,768
Other long-term liabilities	812,988	775,109
Convertible Notes, net	1,175,402	987,336
Mandatorily redeemable preferred stock, $.01 par value: 2,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities and mandatorily redeemable preferred stock	27,123,178	23,228,627

Commitments and contingencies
Common stockholders’ deficit:
Common stock, $.01 par value: voting: 20,000,000 shares authorized; 9,893,719 and 9,740,501 shares issued and outstanding, respectively	98,937	97,405
Additional paid-in capital	65,042,811	64,950,294
Accumulated deficit	(68,616,923)	(68,770,973)
Deferred compensation	(23,100)	(26,400)

Total common stockholders’ deficit	(3,498,275)	(3,749,674)

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ deficit	$23,624,903	$19,478,953

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$13,960,350	$13,962,773	$26,941,212	$26,199,281
Cost of revenues	7,529,082	9,396,139	15,457,231	17,684,425

Gross profit	6,431,268	4,566,634	11,483,981	8,514,856
Selling, general and administrative expenses	5,667,754	5,459,579	10,653,648	9,915,992
Gain on extinguishment of indebtedness – related party	—	(299,555)	—	(299,555)
Amortization expense	—	36,994	—	74,008

Income (loss) from operations	763,514	(630,384)	830,333	(1,175,589)
Interest income	4,148	3,120	6,766	9,039
Interest expense—related parties	(21,572)	(27,313)	(43,916)	(68,178)
Interest expense	(316,833)	(231,236)	(639,133)	(350,289)

Income (loss) before income tax expense	429,257	(885,813)	154,050	(1,585,017)
Income tax expense	—	—	—	—

Net income (loss)	$429,257	$(885,813)	$154,050	$(1,585,017)

Basic earnings (loss) per share of common stock:
Net income (loss)	$0.04	$(0.09)	$0.02	$(0.16)
Weighted average common shares outstanding	9,839,312	9,740,501	9,789,907	9,740,334
Diluted earnings (loss) per share of common stock:
Net income (loss)	$0.04	$(0.09)	$0.01	$(0.16)
Weighted average common shares outstanding	11,392,684	9,740,501	11,264,974	9,740,334

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2003	9,740,501	$97,405	$64,950,294	$(68,770,973)	$(26,400)	$(3,749,674)
Amortization of deferred compensation					3,300	3,300
Common stock issued to pay accrued bonuses	143,216	1,432	85,930			87,362
Common stock options exercised	10,002	100	6,587			6,687
Net income for the period ended June 30, 2004				154,050		154,050
Balance, June 30, 2004	9,893,719	$98,937	$65,042,811	$(68,616,923)	$(23,100)	$(3,498,275)

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,

	2004	2003
Cash flows from operating activities:
Net income (loss)	$154,050	$(1,585,017)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	734,688	836,589
Amortization of deferred financing costs	88,638	78,564
Accretion of discount on Convertible Notes	188,066	—
Amortization of deferred compensation	3,300	3,300
Gain on extinguishment of indebtedness – related party	—	(299,555)
Allowance for doubtful accounts	19,643	536,959
Changes in operating assets and liabilities:
Accounts receivable	(319,127)	(2,163,943)
Unbilled receivables	109,325	763,969
Taxes receivable	629,687	—
Other assets	(158,723)	(591,311)
Accounts payable and accrued expenses	225,520	(508,452)
Accrued salaries, wages and related benefits	763,749	(206,503)
Accrued interest and other related party expenses	53,760	(24,517)
Deferred revenue	868,703	4,432,235

Net cash provided by operating activities	3,361,279	1,272,318

Cash flows from investing activities:
Additions to property and equipment, net	(761,339)	(332,660)
Decrease (increase) in restricted cash	123,000	(834,000)

Net cash used in investing activities	(638,339)	(1,166,660)

Cash flows from financing activities:
Payments on capital leases	(99,658)	(9,621)
Issuance of common stock	6,687	230
Net borrowings (payments) under Debt Agreement and Credit Facility	2,012,773	(1,708,581)
Proceeds from sale of subscriptions—convertible notes payable	—	1,840,000
Payment of loan origination fees	—	(744,582)
Payments on related party debt	(31,000)	(1,041,402)

Net cash provided by (used in) financing activities	1,888,802	(1,663,956)

Net increase (decrease) in cash and cash equivalents	4,611,742	(1,558,298)
Cash and cash equivalents, beginning of period	472,722	2,197,209

Cash and cash equivalents, end of period	$5,084,464	$638,911

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Access Worldwide Communication, Inc. (“Access Worldwide,” “we,” “our,” “us,” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, we do not include therein all of the information and footnotes required by accounting principles generally accepted in the United States of America for a complete set of consolidated financial statements. For further information, refer to our consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts included in the consolidated financial statements. In our opinion, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

2. RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the June 30, 2004 presentation. Such reclassifications did not change our net loss or total common stockholders’ deficit as previously reported.

3. RESTRICTED CASH

On June 10, 2003, we obtained a new letter of credit (“Letter of Credit”) in the amount of $834,000 to replace the original letter of credit issued to the landlord of our Maryland communication center in 2001. The Letter of Credit was collateralized by a certificate of deposit in the same amount, which was reduced accordingly on the anniversary date of the lease agreement, as described below. Therefore, such certificate of deposit is classified as restricted cash in the accompanying balance sheets at June 30, 2004 and December 31, 2003.

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the Letter of Credit will be reduced to the amount shown on each anniversary date as follows:

May 2005	$589,000
May 2006	466,000
May 2007	343,000
May 2008 through 2010	221,000

4. STOCK BASED COMPENSATION

Options granted under our stock-based compensation plan to employees are accounted for using the intrinsic value method. We do not recognize compensation expense in connection with granting stock options to employees as the strike price of the option at the time of the grant generally equals the fair market value of our stock at such time. Options granted under our stock-based compensation plan to non-employees are accounted for based on fair value accounting rules.

No compensation cost has been recognized for options granted under our stock-based compensation plan except for a grant of 150,000 stock options to an executive of the Company with a strike price of $0.50 per share on January 2, 2003. The Company recorded unearned stock compensation for the intrinsic value of the award ($33,000) in connection with the grant. Such amount, which is shown as an increase of stockholders’ deficit, is being amortized as compensation expense over the related vesting period.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Had the fair value based method been used to account for such compensation, compensation costs would have reduced net income (loss) and earnings (loss) per share for the three and six months ended June 30, 2004 and 2003 to the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$429,257	$(885,813)	$154,050	$(1,585,017)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effect	1,650	1,650	3,300	3,300

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(43,687)	(52,581)	(85,095)	(102,437)

Pro forma net income (loss)	387,220	(936,744)	72,255	(1,684,154)

Earnings (loss) per share:
Basic – as reported	$0.04	$(0.09)	$0.02	$(0.16)

Basic – pro forma	$0.04	$(0.10)	$0.01	$(0.17)

Diluted – as reported	$0.04	$(0.09)	$0.01	$(0.16)

Diluted – pro forma	$0.03	$(0.10)	$0.01	$(0.17)

5. INCOME TAXES

The effective tax rate used by us to record income tax expense for the three and six months ended June 30, 2004 and 2003 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the Company’s deferred tax assets.

6. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings per share is based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share includes the dilutive effect of potential common shares.

The following is a reconciliation of basic net income per share and diluted net income per share for the three and six months ended June 30, 2004:

2004:	For the Three Months Ended June 30,	For the Six Months Ended June 30,

Net income applicable to Common Stock - basic and diluted	$429,257	$154,050

Weighted average number of common shares outstanding – basic	9,839,312	9,789,907

Potential shares exercisable under stock option plans	514,662	437,276

Potential shares upon exercise of Warrants	1,038,710	1,037,791

Weighted average number of common and common equivalent shares outstanding – dilutive*	11,392,684	11,264,974

2003:	For the Three Months Ended June 30, Shares	For the Six Months Ended June 30, Shares

Weighted average number of common shares outstanding – basic	9,740,501	9,740,334

Weighted average number of common and common equivalent shares outstanding – dilutive*	9,740,501	9,740,334

*	Since the effects of the stock options are anti-dilutive for the three and six months ended June 30, 2003, and the effects of Convertible Notes are anti-dilutive for the three and six months ended June 30, 2004, these effects have not been included in the calculation of dilutive (loss) earnings per common share.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. INDEBTEDNESS

On January 29, 2004, the Debt Agreement with CapitalSource Finance, LLC (“CapitalSource”) was amended to include an Overadvance Agreement (the “Overadvance”) with CapitalSource for a maximum amount of $0.6 million to fund the expansion of TelAc Teleservices Group (“TelAc”) into Augusta, Maine. The Overadvance is for an 18 month period commencing on January 28, 2004 and bears interest at 11%. Monthly payments of interest only are due until August 1, 2004, when additional monthly principal payments of $50,000 will commence. The Overadvance agreement contains an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) if paid at maturity or the occurrence of a triggering event as defined, or the greater of $300,000 or 3% of the product of 5 times consolidated annualized EBITDA, if the Overadvance is not paid in full at the maturity date or a trigging event as defined. The Overadvance is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company. As of June 30, 2004, $0.6 million was outstanding on the Overadvance.

8. SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” our reportable segments are strategic business units that offer different products and services to different industries in the United States and other countries.

The table below presents information about our reportable segments for our continuing operations used by the chief operating decision-maker of the Company for the three and six months ended June 30, 2004 and 2003.

For the three months ended June 30,

2004	Pharmaceutical	Business	Segment Total	Reconciliation	Total
Revenues	$7,390,480	$6,569,870	$13,960,350	$—	$13,960,350
Gross profit	3,814,684	2,616,584	6,431,268	—	6,431,268
Income from operations	1,402,755	465,248	1,868,003	(1,104,489)	763,514
EBITDA(1)	1,525,114	688,285	2,213,399	(1,073,185)	1,140,214
Depreciation expense	122,359	223,037	345,396	31,304	376,700
Amortization expense	—	—	—	—	—

2003
Revenues	$6,388,931	$7,573,842	$13,962,773	$—	$13,962,773
Gross profit	1,780,802	2,785,832	4,566,634	—	4,566,634
(Loss) income from operations(2)	(373,459)	683,320	309,861	(940,245)	(630,384)
EBITDA(1)	(242,693)	932,304	689,611	(910,052)	(220,441)
Depreciation expense	93,772	248,984	342,756	30,193	372,949
Amortization expense	36,994	—	36,994	—	36,994

For the six months ended June 30,

2004	Pharmaceutical	Business	Segment Total	Reconciliation	Total
Revenues	$13,608,767	$13,332,445	$26,941,212	$—	$26,941,212
Gross profit	6,447,065	5,036,916	11,483,981	—	11,483,981
Income (loss) from operations	2,121,727	587,920	2,709,647	(1,879,314)	830,333
EBITDA(1)	2,348,762	1,033,127	3,381,889	(1,816,868)	1,565,021
Depreciation expense	227,035	445,207	672,242	62,446	734,688
Amortization expense	—	—	—	—	—

2003
Revenues	$12,153,705	$14,045,576	$26,199,281	$—	$26,199,281
Gross profit	3,408,720	5,106,136	8,514,856	—	8,514,856
(Loss) income from operations(2)	(663,757)	1,105,814	442,057	(1,617,646)	(1,175,589)
EBITDA(1)	(395,954)	1,615,117	1,219,163	(1,558,163)	(339,000)
Depreciation expense	193,795	509,303	703,098	59,483	762,581
Amortization expense	74,008	—	74,008	—	74,008

(1)	EBITDA is calculated by taking income (loss) from operations, which is before interest and taxes, and adding depreciation and amortization expense. EBITDA is a non-GAAP measure of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of certain non-cash charges (depreciation and amortization). We believe that EBITDA provides investors with valuable measures to compare our operating performance with the operating performance of other companies.

(2)	(Loss) income from operations and EBITDA for the Pharmaceutical Segment include a $299,555 gain on extinguishment of indebtedness-related party for the three and six months ended June 30, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Our revenues remained unchanged at $14.0 million for the three months ended June 30, 2004, compared to $14.0 million for the three months ended June 30, 2003. Revenues for the Pharmaceutical Segment increased $1.0 million, or 15.6%, to $7.4 million for the three months ended June 30, 2004, compared to $6.4 million for the three months ended June 30, 2003. The increase was primarily due to the Company being awarded a Direct to Consumer (“DTC”) program by one of our existing clients. This was offset by a decrease in our medical education revenues. Revenues for the Business Segment decreased $1.0 million, or 15.2%, to $6.6 million for the three months ended June 30, 2004, compared to $7.6 million for the three months ended June 30, 2003. The decrease was primarily due to a decrease in programs and hours performed on behalf of one of our major clients.

Our gross profit increased $1.8 million, or 39.1%, to $6.4 million for the three months ended June 30, 2004, compared to $4.6 million for the three months ended June 30, 2003. Gross profit as a percentage of revenues increased to 45.7% for the three months ended June 30, 2004, from 32.9% for the three months ended June 30, 2003. Gross profit as a percentage of revenues for the Pharmaceutical Segment for the three months ended June 30, 2004 increased to 51.4%, compared to 28.1% for the three months ended June 30, 2003. The increase was primarily due to the increased revenues from the DTC program, offset by the decrease in medical education revenues, and the reduction in medical education personnel costs. Gross profit as a percentage of revenues for the Business Segment increased to 39.4% for the three months ended June 30, 2004, from 36.8% for the three months ended June 30, 2003. The increase as a percentage of revenues was primarily attributed to a reduction in variable cost personnel as revenues declined.

Our selling, general and administrative expenses increased by $0.2 million, or 3.6%, to $5.7 million for the three months ended June 30, 2004, compared to $5.5 million for the three months ended June 30, 2003. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 40.7% for the three months ended June 30, 2004, compared to 39.3% for the three months ended June 30, 2003. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 32.4% for the three months ended June 30, 2004, from 34.4% for the three months ended June 30, 2003. The decrease was primarily due to the increase in revenues, a non-recurring bad debt expense recorded in the second quarter of 2003 with no similar charge in 2004 and a slight increase in personnel costs. Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased to 33.3% for the three months ended June 30, 2004, compared to 27.6% for the three months ended June 30, 2003. The increase as a percentage of revenues was primarily attributed to the decrease in revenues and an increase in rent expense and payroll costs as a result of the expansion of the customer sales and service facility to Augusta, Maine.

Our 6.5% subordinated promissory note with a former stockholder of AM Medica Communications Group was settled for $0.7 million, which resulted in a gain of approximately $0.3 million during the three months ended June 30, 2003.

Our net interest expense remained unchanged at $0.3 million for the three months ended June 30, 2004, compared to $0.3 million for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Our revenues increased $0.7 million, or 2.7%, to $26.9 million for the six months ended June 30, 2004, compared to $26.2 million for the six months ended June 30, 2003. Revenues for the Pharmaceutical Segment increased $1.4 million, or 11.5%, to $13.6 million for the six months ended June 30, 2004, compared to $12.2 million for the six months ended June 30, 2003. The increase was primarily due to the Company being awarding a Direct to Consumer (“DTC”) program by one of our existing clients. This was offset by a decrease in our medical education revenues. Revenues for the Business Segment decreased by $0.7 million, or 5.0%, to $13.3 million for the six months ended June 30, 2004, compared to $14.0 million for the six months ended June 30, 2003. The decrease was primarily due to a decrease in programs and hours performed on behalf of one of our major clients, which if the decline continues could have a significant impact on our Business Services Segment.

Our gross profit increased $3.0 million, or 35.3%, to $11.5 million for the six months ended June 30, 2004, compared to $8.5 million for the six months ended June 30, 2003. Gross Profit as a percentage of revenues increased to 42.8% for the six months ended June 30, 2004, from 32.4% for the six months ended June 30, 2003. Gross profit as a percentage of revenues for the Pharmaceutical Segment for the six months ended June 30, 2004 increased to 47.1%, compared to 27.9% for the six months ended June 30, 2003. The increase was primarily due to the increased revenues from the DTC program, offset by the decrease in medical education revenues, and a reduction in variable personnel costs. Gross profit as a percentage of revenues for the Business Segment increased to 37.6% for the six months ended June 30, 2004, from 36.4% for the six months ended June 30, 2003. The increase was primarily attributed to a reduction in variable cost personnel as revenues declined.

Our selling, general and administrative expenses increased by $0.7 million, or 7.0%, to $10.7 million for the six months ended June 30, 2004, compared to $10.0 million for the six months ended June 30, 2003. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 39.8% for the six months ended June 30, 2004, compared to 38.2% for the six months ended June 30, 2003. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 31.6% for the six months ended June 30, 2004, from 33.6% for the six months ended June 30, 2003. The decrease was primarily due a non-recurring bad debt expense recorded in the second quarter of 2003 with no similar charge in 2004 offset by an increase in personnel and related compensation costs due to the increase in revenues. Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased to 33.1% for the six months ended June 30, 2004, compared to 28.6% for the six months ended June 30, 2003. The increase was primarily due to the decrease in revenues and the expansion of the customer sales and service facilities in Arlington, Virginia and Augusta, Maine which resulted in higher rent expense and personnel costs.

Our 6.5% subordinated promissory note with a former stockholder of AM Medica Communications Group was settled for $0.7 million, which resulted in a gain of approximately $0.3 million during the six months ended June 30, 2003.

Our net interest expense increased $0.3 million, or 75.0%, to $0.7 million for the six months ended June 30, 2004, compared to $0.4 million for the six months ended June 30, 2003. The increase was primarily due to the accretion of the discount on Convertible Notes and a higher average loan balance due to a receivable payment of $3.1 million being received on the last day of June.

Liquidity and Capital Resources

At June 30, 2004 and December 31, 2003, we had negative working capital of $2.1 million and $2.9 million, respectively. Cash and cash equivalents were $5.1 million at June 30, 2004, compared to $0.5 million at December 31, 2003. The significant increase in cash and cash equivalents is due to collection of a receivable of $3.1 million on the last day of June.

Net cash provided by operating activities during the first six months of 2004 was $3.4 million, compared to $1.3 million during the first six months of 2003. The increase in net cash provided by operating activities was primarily due to an increase in deferred revenues and a decrease in other assets for the six months ended June 30, 2004 compared to an increase in deferred revenues and a decrease in accounts receivable and other assets for the six months ended June 30, 2003.

Net cash used in investing activities was $0.6 million for the first six months of 2004, compared to $1.2 million for the first six months of 2003. The decrease in net cash used in investing activities was primarily due to the increase in fixed asset purchases for the expansion of the customer sales and service facilities in Arlington, Virginia and Augusta, Maine offset by a decrease in restricted cash in 2004.

Net cash provided by financing activities was $1.9 million for the first six months of 2004, compared to net cash used in financing activities of $1.7 million for the first six months of 2003. The increase in net cash provided by financing activities was primarily due to increased borrowings under our Debt Agreement due to a receivable payment of $3.1 million being received on the last day of June without enough time to be swept to pay down the Debt Agreement.

On January 29, 2004, the Debt Agreement with CapitalSource Finance, LLC (“CapitalSource”) was amended to include an Overadvance Agreement (the “Overadvance”) with CapitalSource for a maximum amount of $0.6 million to fund the expansion of TelAc Teleservices Group (“TelAc”) into Augusta, Maine. The Overadvance is for an 18 month period commencing on January 28, 2004 and bears interest at 11%. Monthly payments of interest only are due until August 1, 2004, when additional monthly principal payments of $50,000 will commence. The Overadvance agreement contains an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) if paid at maturity or the occurrence of a triggering event as defined, or the greater of $300,000 or 3% of the product of 5 times consolidated annualized EBITDA, if the Overadvance is not paid in full at the maturity date or a trigging event as defined. The Overadvance is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company. As of June 30, 2004 $0.6 million was outstanding on the Overadvance.

As of June 30, 2004, we are in compliance with all of our debt covenants under the Debt Agreement. We expect to meet our short-term liquidity requirements through net cash provided by operations, and borrowings under the Debt Agreement and the Overadvance. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

The following is a chart of the Company’s approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of June 30, 2004:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$7,316,000	$7,316,000	$—	$—	$—
Convertible Notes	2,100,000	—	2,100,000	—	—
Capital lease obligations	147,000	68,000	79,000	—	—
Operating leases	10,381,000	2,208,000	5,738,000	885,000	1,550,000

Total contractual obligations	$19,944,000	$9,592,000	$7,917,000	$885,000	$1,550,000

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

Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

•	Risks associated with our Debt Agreement;

•	Competition from other third-party providers and those clients and prospects who may decide to do the work that Access Worldwide does in-house;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Potential consumer saturation reducing the need for services;

•	Certain needs for our growth;

•	Our dependence on the continuation of the trend toward outsourcing;

•	The ability to sustain a downturn in any of the industries in which we participate;

•	The effect of changes in a drug’s life cycle;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients;

•	The ability to maintain relationships with existing customers;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and labor force, and the ability to recruit additional personnel;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

•	The effects of an interruption of our business;

•	Our ability to successfully open and operate at capacity our new communication center in Maine;

•	Our ability to develop or fund the operations of new products or service offerings;

•	The unpredictability of the outcome of the litigation in which we are involved;

•	Risks associated with our stock trading on the OTC Bulletin Board; and,

•	The volatility of our stock price.

The Company assumes no duty to update any forward-looking statements. For a more detailed discussion of these risks and others that could affect the Company’s results, see the Company’s filings with the Securities and Exchange Commission, including the risk factors section of Access Worldwide’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and are subject to interest rate risks on our Debt Agreement caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangement under the Debt Agreement. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Debt Agreement currently provides interest rates ranging of the greater of 7.0% or prime plus 2.75%. The prime rate is the prime rate published by the Wall Street Journal. A one percent increase in the prime interest rate would result in a pre-tax impact on earnings of approximately $0.07 million per year.

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

PART II–OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 28, 2004, the Company held its 2004 Annual Meeting of Stockholders. At the Annual Meeting, the following six individuals, constituting the full Board of Directors of the Company, were nominated and elected to serve as the Directors of the Company:

Liam S. Donohue	For:	6,474,681
	Against:	18,250
Frederick Thorne	For:	6,474,681
	Against:	18,250
Shawkat Raslan	For:	6,474,681
	Against:	18,250
Orhan Sadik-Khan	For:	6,474,681
	Against:	18,250
Carl Tiedemann	For:	6,474,681
	Against:	18,250
Charles Henri Weil	For:	6,474,681
	Against:	18,250

In addition, the selection of BDO Seidman, LLP to serve as the Company’s independent auditors for 2004 was ratified:

Selection of BDO Seidman, LLP to	For:	6,469,881
serve as independent auditors for the	Against:	18,250
fiscal year ending December 31, 2004	Withhold Authority:	4,800

No other matters were submitted to a vote of stockholders.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on form 8-K

Current report on Form 8-K dated May 5, 2004 was furnished under Item 12 of Form 8-K, setting forth the press release containing information to the Company’s financial results for the three months ended March 31, 2004. The current report on Form 8-K is not deemed to be incorporated by reference by any filings made by the Company with the Securities and Exchange Commission.

Current report on Form 8-K dated June 23, 2004 was filed under Item 5 of Form 8-K, setting forth the announcement of the addition of a new director.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: August 9, 2004	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: August 9, 2004	By:	/s/ RICHARD A. LYEW
Richard A. Lyew , Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer