Form 10-Q
period 2004-09-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2004-11-15
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2004

OR

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as November 15, 2004 was 9,921,219.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$957,370	$472,722
Restricted cash	122,000	123,000
Accounts receivable, net of allowance for doubtful accounts of $734,435 and $707,372, respectively	7,471,699	11,069,284
Unbilled receivables	866,317	1,176,797
Taxes receivable	28,979	658,666
Other assets, net	1,129,597	950,761

Total current assets	10,575,962	14,451,230
Property and equipment, net	3,754,365	3,881,954
Restricted cash	589,000	711,000
Other assets, net	146,177	434,769

Total assets	$15,065,504	$19,478,953

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of indebtedness	$2,398,130	$5,098,999
Current portion of indebtedness – related parties	352,334	383,334
Accounts payable and accrued expenses	4,673,498	5,661,514
Grants payable	1,750,000	2,011,250
Accrued salaries, wages and related benefits	1,332,857	1,347,385
Deferred revenue	2,724,799	2,852,628
Accrued interest and other related party expenses	12,577	13,304

Total current liabilities	13,244,195	17,368,414
Long-term portion of indebtedness	165,386	97,768
Other long-term liabilities	812,959	775,109
Convertible Notes, net	1,271,207	987,336
Mandatorily redeemable preferred stock, $0.01 par value: 2,000,000 shares authorized, 40,000 shares issued and outstanding (Series 1998)	4,000,000	4,000,000

Total liabilities and mandatorily redeemable preferred stock	19,493,747	23,228,627

Commitments and contingencies
Common stockholders’ deficit:
Common stock, $0.01 par value: voting: 20,000,000 shares authorized; 9,921,219 and 9,740,501 shares issued and outstanding, respectively	99,212	97,405
Additional paid-in capital	65,050,836	64,950,294
Accumulated deficit	(69,556,841)	(68,770,973)
Deferred compensation	(21,450)	(26,400)

Total common stockholders’ deficit	(4,428,243)	(3,749,674)

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ deficit	$15,065,504	$19,478,953

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$9,871,862	$10,770,036	$36,813,074	$36,969,317
Cost of revenues	5,702,865	6,781,065	21,160,096	24,423,376

Gross profit	4,168,997	3,988,971	15,652,978	12,545,941
Selling, general and administrative expenses	4,778,623	4,438,705	15,432,271	14,396,811
Impairment of intangible assets	—	8,951,856	—	8,951,856
Gain on extinguishment of indebtedness – related party	—	—	—	(299,555)
Amortization expense	—	37,036	—	111,044

(Loss) income from operations	(609,626)	(9,438,626)	220,707	(10,614,215)
Interest income	5,760	3,141	12,526	12,180
Interest expense—related parties	(12,750)	(31,459)	(56,666)	(99,637)
Interest expense	(323,302)	(344,858)	(962,435)	(695,147)

Loss before income tax benefit	(939,918)	(9,811,802)	(785,868)	(11,396,819)
Income tax benefit	—	546,204	—	546,204

Net loss	$(939,918)	$(9,265,598)	$(785,868)	$(10,850,615)

Basic loss per share of common stock:
Net loss	$(0.09)	$(0.95)	$(0.08)	$(1.11)
Weighted average common shares outstanding	9,906,886	9,740,501	9,828,900	9,740,390
Diluted loss per share of common stock:
Net loss	$(0.09)	$(0.95)	$(0.08)	$(1.11)
Weighted average common shares outstanding	9,906,886	9,740,501	9,828,900	9,740,390

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2003	9,740,501	$97,405	$64,950,294	$(68,770,973)	$(26,400)	$(3,749,674)
Amortization of deferred compensation	—	—	—	—	4,950	4,950
Common stock issued to pay accrued bonuses	143,216	1,432	85,930	—	—	87,362
Common stock options exercised	37,502	375	14,612	—	—	14,987
Net loss for the period ended September 30, 2004	—	—	—	(785,868)	—	(785,868)

Balance, September 30, 2004	9,921,219	$99,212	$65,050,836	$(69,556,841)	$(21,450)	$(4,428,243)

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2004	2003
Cash flows from operating activities:
Net loss	$(785,868)	$(10,850,615)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,131,103	1,245,092
Impairment of intangible assets	—	8,951,856
Gain on extinguishment of indebtedness – related party	—	(299,555)
Amortization of financing costs	132,957	246,745
Amortization of unearned stock compensation	4,950	4,950
Allowance for doubtful accounts	27,063	531,459
Accretion of discount on Convertible Notes	283,871	41,140
Changes in operating assets and liabilities:
Accounts receivable	3,570,522	217,752
Unbilled receivables	310,480	945,650
Taxes receivable	629,687	(738,420)
Other assets	(23,201)	(793,558)
Accounts payable and accrued expenses	(950,166)	(896,755)
Grants payable	(261,250)	191,250
Accrued salaries, wages and related benefits	72,834	(878,410)
Accrued interest and other related party expenses	(727)	385,876
Deferred revenue	(127,829)	2,574,466

Net cash provided by operating activities	4,014,426	878,923

Cash flows from investing activities:
Additions to property and equipment, net	(852,348)	(428,051)
Decrease (increase) in restricted cash	123,000	(834,000)

Net cash used in investing activities	(729,348)	(1,262,051)

Cash flows from financing activities:
Payments on capital leases	(76,161)	(12,325)
Issuance of common stock	14,987	230
Net payments under Debt Agreement and Credit Facility	(2,708,256)	(1,667,398)
Proceeds from issuance of Convertible Notes	—	2,100,000
Payment of loan origination fees	—	(744,582)
Payments on related party debt	(31,000)	(1,041,402)

Net cash used in financing activities	(2,800,430)	(1,365,477)

Net increase (decrease) in cash and cash equivalents	484,648	(1,748,605)
Cash and cash equivalents, beginning of period	472,722	2,197,209

Cash and cash equivalents, end of period	$957,370	$448,604

Non-cash investing and financing activities:
Equipment acquisitions through capital leases	151,166	78,003

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts included in the consolidated financial statements; however the actual results experienced by the Company may differ from management’s estimates and assumptions. In our opinion, all adjustments necessary for a fair presentation of this interim financial information have been included. Such adjustments consisted only of normal recurring items. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

2. RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 consolidated financial statements to conform to the September 30, 2004 presentation. Such reclassifications did not change our net loss or total common stockholders’ deficit as previously reported.

3. RESTRICTED CASH

On June 10, 2003, we obtained a new letter of credit (“Letter of Credit”) in the amount of $834,000 to replace the original letter of credit issued to the landlord of our Maryland communication center in 2001. The Letter of Credit was collateralized by a certificate of deposit in the same amount, which was reduced accordingly on the anniversary date of the lease agreement, as described below. Therefore, such certificate of deposit is classified as restricted cash in the accompanying balance sheets at September 30, 2004 and December 31, 2003.

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the Letter of Credit will be reduced to the amount shown on each anniversary date as follows:

May 2005	$589,000
May 2006	466,000
May 2007	343,000
May 2008 through 2010	221,000

4. STOCK BASED COMPENSATION

Options granted under our stock based compensation plan to employees are accounted for using the intrinsic value method. We do not recognize compensation expense in connection with granting stock options to employees as the strike price of the option at the time of the grant generally equals the fair market value of our stock at such time. Options granted under our stock based compensation plan to non-employees are accounted for based on fair value accounting rules.

No compensation cost has been recognized for options granted under our stock based compensation plan except for a grant of 150,000 stock options to an executive of the Company with a strike price of $0.50 per share on January 2, 2003. The Company recorded unearned stock compensation for the intrinsic value of the award ($33,000) in connection with the grant. Such amount, which is shown as an increase of stockholders’ deficit, is being amortized as compensation expense over the related vesting period.

4. STOCK BASED COMPENSATION - Continued

Had the fair value based method been used to account for such compensation, compensation costs would have increased net loss and loss per share for the three and nine months ended September 30, 2004 and 2003 to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(939,918)	$(9,265,598)	$(785,868)	$(10,850,615)
Add: Stock based employee compensation expense included in net loss, net of related tax effect	1,650	1,650	4,950	4,950

Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of related tax effect	(22,634)	(53,879)	(107,729)	(137,797)

Pro forma net loss	(960,902)	(9,317,827)	(888,647)	(10,983,462)

Loss per share:
Basic – as reported	$(0.09)	$(0.95)	$(0.08)	$(1.11)

Basic – pro forma	$(0.10)	$(0.96)	$(0.09)	$(1.13)

Diluted – as reported	$(0.09)	$(0.95)	$(0.08)	$(1.11)

Diluted – pro forma	$(0.10)	$(0.96)	$(0.09)	$(1.13)

5. INCOME TAXES

The effective tax rate used by us to record income tax expense for the three and nine months ended September 30, 2004 and 2003 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the Company’s deferred tax assets.

6. LOSS PER COMMON SHARE

Basic loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes the dilutive effect of potential common stock.

The following is a reconciliation of basic net loss per share and diluted net loss per share for the three and nine months ended September 30, 2004:

	For the Three Months Ended September 30, Shares	For the Six Months Ended September 30, Shares
2004:
Weighted average number of common stock outstanding – basic	9,906,886	9,828,900

Weighted average number of common and common stock equivalent outstanding – dilutive*	9,906,886	9,828,900

2003:
Weighted average number of common stock outstanding – basic	9,740,501	9,740,390

Weighted average number of common and common stock equivalent outstanding – dilutive*	9,740,501	9,740,390

*	Due to the Company’s net loss for the third quarter and the first nine months of 2004, common stock equivalents for convertible debt, outstanding options and warrants to purchase 1,589,000 shares of common stock were excluded from the computation of diluted net loss per common share because they were anti-dilutive.

7. COMMITMENTS AND CONTINGENCIES

We are involved in legal actions arising in the ordinary course of our business. With the exception of the following, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operation or cash flow.

On October 5, 2004, Ivelisse Lamboy (the “Plaintiff”) filed suit against the Company at the Supreme Court of New York, Bronx County. The Plaintiff is claiming damages of $470,000 for having relied on a letter offering employment from a subsidiary of the Company. Plaintiff’s employment was terminated a few weeks after being hired and Plaintiff believes she should be paid damages for ten years of employment. Management believes there is no merit to the claim and intends to vigorously defend, although no assurances can be given as to the outcome of this matter

8. INDEBTEDNESS

On January 29, 2004, the Revolving Term Loan and Security Agreement (the “Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”) was amended to include an Overadvance Agreement (the “Overadvance”) with CapitalSource for a maximum amount of $0.6 million to fund the expansion of TelAc Teleservices Group (“TelAc”) into Augusta, Maine. The Overadvance is for an 18 month period commencing on January 28, 2004 and bears interest at 11% per annum. Monthly payments of interest only were due until August 1, 2004, when additional monthly principal payments of $50,000 commenced. The Overadvance agreement contains an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) if paid at maturity or the occurrence of a triggering event as defined, or the greater of $300,000 or 3% of the product of 5 times consolidated annualized EBITDA, if the Overadvance is not paid in full at the maturity date or a trigging event as defined. The Overadvance is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company. As of September 30, 2004, $0.5 million was outstanding on the Overadvance.

On November 2, 2004, we entered into discussions with Capital Source regarding non-compliance of our Minimum EBITDA and Fixed Coverage Ratio covenants, as defined in our Debt Agreement, as of September 30, 2004. On November 12, 2004, we entered into the Third Amendment (the “Third Amendment”) to our Debt Agreement dated June 10, 2003 that modified among other things, the Minimum EBITDA, the Fixed Coverage Ratio, the Minimum Cash Velocity, as defined, and extended the term of the Debt Agreement to June 10, 2009.

9. SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” our reportable segments are strategic business units that offer different products and services to different industries in the United States and other countries.

The table below presents information about our reportable segments for our continuing operations used by the chief operating decision-maker of the Company for the three and nine months ended September 30, 2004 and 2003.

For the three months ended September 30,

	Pharmaceutical	Business	Segment Total	Reconciliation	Total
2004
Revenues	$4,872,551	$4,999,311	$9,871,862	$—	$9,871,862
Gross profit	2,502,667	1,666,330	4,168,997	—	4,168,997
Income (loss) from operations	425,850	(438,229)	(12,379)	(597,247)	(609,626)
EBITDA(1)	581,357	(229,136)	352,221	(565,432)	(213,211)
Depreciation expense	155,507	209,093	364,600	31,815	396,415
Amortization expense	—	—	—	—	—

2003
Revenues	$4,136,749	$6,633,287	$10,770,036	$—	$10,770,036
Gross profit	1,570,408	2,418,563	3,988,971	—	3,988,971
(Loss) income from operations (3)	(9,071,783)	423,714	(8,648,069)	(790,557)	(9,438,626)
EBITDA(1)	(8,935,168)	665,046	(8,270,122)	(760,001)	(9,030,123)
Depreciation expense	99,579	241,332	340,911	30,556	371,467
Amortization expense	37,036	—	37,036	—	37,036

For the nine months ended September 30,

	Pharmaceutical	Business	Segment Total	Reconciliation	Total
2004
Revenues	$18,481,318	$18,331,756	$36,813,074	$—	$36,813,074
Gross profit	8,949,732	6,703,246	15,652,978	—	15,652,978
Income (loss) from operations	2,547,577	149,691	2,697,268	(2,476,561)	220,707
EBITDA(1)	2,930,119	803,991	3,734,110	(2,382,300)	1,351,810
Depreciation expense	382,542	654,300	1,036,842	94,261	1,131,103
Amortization expense	—	—	—	—	—

2003
Revenues	$16,290,454	$20,678,863	$36,969,317	$—	$36,969,317
Gross profit	5,021,242	7,524,699	12,545,941	—	12,545,941
(Loss) income from operations(2) (3)	(9,735,540)	1,529,528	(8,206,012)	(2,408,203)	(10,614,215)
EBITDA(1)	(9,331,122)	2,280,163	(7,050,959)	(2,318,164)	(9,369,123)
Depreciation expense	293,374	750,635	1,044,009	90,039	1,134,048
Amortization expense	111,044	—	111,044	—	111,044

(1)	EBITDA is calculated by taking income (loss) from operations, which is before interest and taxes, and adding depreciation and amortization expense. EBITDA is a non-GAAP measure of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of certain non-cash charges (depreciation and amortization). We believe that EBITDA provides investors with valuable measures to compare our operating performance with the operating performance of other companies.
(2)	(Loss) income from operations and EBITDA for the Pharmaceutical Segment include a $299,555 gain on extinguishment of indebtedness-related party for the nine months ended September 30, 2003.
(3)	(Loss) income from operations and EBITDA for the Pharmaceutical Segment include an $8,951,856 impairment of intangible assets for the three and nine months ended September 30, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

Corporate Overview

We are an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, and consumer products industries. We provide services through the following two business segments:

•	Pharmaceutical Services (“Pharmaceutical”) Segment, which consists of our medical education business, AM Medica Communications Group, and our pharmaceutical communication center, TMS Professional Markets Group, that provide medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services (“Business”) Segment (formerly Consumer and Business Services Segment or Consumer Segment), which consists of our multilingual communication business, TelAc Teleservices Group that provides telemarketing services including inbound and outbound programs to clients in the telecommunications, and consumer products industries.

We seek to provide specialized marketing programs, supported by technological systems, in an effort to differentiate us in the highly fragmented outsourced marketing services industry.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Our revenues decreased $0.9 million, or 8.3%, to $9.9 million for the three months ended September 30, 2004, compared to $10.8 million for the three months ended September 30, 2003. Revenues for the Pharmaceutical Segment increased $0.8 million, or 19.5%, to $4.9 million for the three months ended September 30, 2004, compared to $4.1 million for the three months ended September 30, 2003. The increase was primarily due to an increase in inbound business which includes our Direct to Consumer (“DTC”) programs which was offset by a decrease in our medical education revenues. Revenues for the Business Segment decreased $1.6 million, or 24.2%, to $5.0 million for the three months ended September 30, 2004, compared to $6.6 million for the three months ended September 30, 2003. The decrease was primarily due to a decrease in programs and hours performed on behalf of a major client due to a regulatory change and the resulting suspension of several campaigns.

Our gross profit increased $0.2 million, or 5.0%, to $4.2 million for the three months ended September 30, 2004, compared to $4.0 million for the three months ended September 30, 2003. Gross profit as a percentage of revenues increased to 42.4% for the three months ended September 30, 2004, compared to 37.0% for the three months ended September 30, 2003. Gross profit as a percentage of revenues for the Pharmaceutical Segment increased to 51.0% for the three months ended September 30, 2004, compared to 39.0% for the three months ended September 30, 2003. The increase was primarily due to the increase in our inbound business, offset by the decrease in medical education revenues, and the reduction in medical education personnel costs. Gross profit as a percentage of revenues for the Business Segment decreased to 34.0% for the three months ended September 30, 2004, compared to 36.4% for the three months ended September 30, 2003. The decrease as a percentage of revenues was primarily attributed to the decrease in revenues and payroll costs.

Our selling, general and administrative expenses increased by $0.4 million, or 9.1%, to $4.8 million for the three months ended September 30, 2004, compared to $4.4 million for the three months ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 48.5% for the three months ended September 30, 2004, compared to 40.7% for the three months ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 42.9% for the three months ended September 30, 2004, compared to 41.5% for the three months ended September 30, 2003. The increase was primarily due to an increase in management personnel to service the increase in revenues. Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased to 42.0% for the three months ended September 30, 2004, compared to 30.3% for the three months ended September 30, 2003. The increase as a percentage of revenues was primarily attributed to the decrease in revenues.

During the three months ended September 30, 2003, we experienced a significant reduction in revenues from our medical education division. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” we performed a two-step fair value based intangible asset assessment. The first step of the test compared the book value of our reporting unit to its estimated fair value. The estimated fair value of the reporting unit was computed using the present value of future cash flows as of September 30, 2003. In the second step of the impairment test, we compared the implied fair value of the intangible assets in accordance with the methodology prescribed by SFAS No. 142 to its book value. As a result of performing the two-step test, we determined that the division’s goodwill and intangible assets were impaired resulting in a charge of $9.0 million during the three months ended September 30, 2003.

Our net interest expense decreased by $0.1 million, or 25.0%, to $0.3 million for the three months ended September 30, 2004, compared to $0.4 million for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Our revenues decreased $0.2 million, or 0.5%, to $36.8 million for the nine months ended September 30, 2004, compared to $37.0 million for the nine months ended September 30, 2003. Revenues for the Pharmaceutical Segment increased $2.2 million, or 13.5%, to $18.5 million for the nine months ended September 30, 2004, compared to $16.3 million for the nine months ended September 30, 2003. This increase was primarily due to an increase in inbound business which includes our DTC programs offset by a decrease in our medical education revenues. Revenues for the Business Segment decreased by $2.4 million, or 11.6%, to $18.3 million for the nine months ended September 30, 2004, compared to $20.7 million for the nine months ended September 30, 2003. The decrease was primarily due to a continued decrease in programs and hours performed on behalf of a major client due to a regulatory change and the resulting suspension of several campaigns. Management is working diligently at replacing these programs and hours with new business, and has hired additional sales staff

Our gross profit increased $3.2 million, or 25.6%, to $15.7 million for the nine months ended September 30, 2004, compared to $12.5 million for the nine months ended September 30, 2003. Gross profit as a percentage of revenues increased to 42.7% for the nine months ended September 30, 2004, compared to 33.8% for the nine months ended September 30, 2003. Gross profit as a percentage of revenues for the Pharmaceutical Segment increased to 48.1% for the nine months ended September 30, 2004, compared to 30.7% for the nine months ended September 30, 2003. The increase was primarily due to the increase in our inbound business, offset by the decrease in medical education revenues, and the reduction in medical education personnel costs. Gross profit as a percentage of revenues for the Business Segment increased to 36.6% for the nine months ended September 30, 2004, compared to 36.2% for the nine months ended September 30, 2003. The increase was primarily attributed to a reduction in variable cost personnel as revenues declined.

Our selling, general and administrative expenses increased by $1.0 million, or 6.9%, to $15.4 million for the nine months ended September 30, 2004, compared to $14.4 million for the nine months ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenues for the Company increased to 41.8% for the nine months ended September 30, 2004, compared to 38.9% for the nine months ended September 30, 2003. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 34.6% for the nine months ended September 30, 2004, compared to 37.4% for the nine months ended September 30, 2003. The decrease was primarily due to a non-recurring bad debt expense recorded in the second quarter of 2003 with no similar charge in 2004 offset by a smaller increase in personnel and related compensation costs, commissions and travel expenses due to the increase in revenues. Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased to 36.1% for the nine months ended September 30, 2004, compared to 29.0% for the nine months ended September 30, 2003. The increase was primarily due to the decrease in revenues and the expansion of the customer sales and service facilities in Arlington, Virginia and Augusta, Maine which resulted in higher rent expense and personnel costs.

During the nine months ended September 30, 2003, we experienced a significant reduction in revenues from our medical education division. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” we performed a two-step fair value based intangible asset assessment. The first step of the test compared the book value of our reporting unit to its estimated fair value. The estimated fair value of the reporting unit was computed using the present value of future cash flows as of September 30, 2003. In the second step of the impairment test, we compared the implied fair value of the intangible assets in accordance with the methodology prescribed by SFAS No. 142 to its book value. As a result of performing the two-step test, we determined that the division’s goodwill and intangible assets were impaired resulting in a charge of $9.0 million during the nine months ended September 30, 2003.

Our 6.5% subordinated promissory note with a former stockholder of our medical education division, AM Medica Communications Group, was settled for $0.7 million, which resulted in a gain of approximately $0.3 million during the nine months ended September 30, 2003.

Our net interest expense increased $0.2 million, or 25.0%, to $1.0 million for the nine months ended September 30, 2004, compared to $0.8 million for the nine months ended September 30, 2003. The increase was primarily due to the accretion of the discount on Convertible Notes.

Liquidity and Capital Resources

At September 30, 2004 and December 31, 2003, we had negative working capital of $2.7 million and $2.9 million, respectively. Cash and cash equivalents were $1.0 million at September 30, 2004, compared to $0.5 million at December 31, 2003.

Net cash provided by operating activities during the first nine months of 2004 was $4.0 million, compared to $0.9 million during the first nine months of 2003. The increase in net cash provided by operating activities was primarily due to a decrease in accounts receivables, taxes receivable, unbilled receivables and accounts payable and accrued expenses for the nine months ended September 30, 2004, compared to an increase in deferred revenues and other assets and a decrease in accounts payable and accrued salaries and wages for the nine months ended September 30, 2003.

Net cash used in investing activities was $0.7 million for the first nine months of 2004, compared to $1.3 million for the first nine months of 2003. The decrease in net cash used in investing activities was primarily due to the increase in fixed asset purchases for the expansion of the customer sales and service facilities in Arlington, Virginia and Augusta, Maine offset by a decrease in restricted cash in 2004.

Net cash used in financing activities was $2.8 million for the first nine months of 2004, compared to $1.4 million for the first nine months of 2003. The increase in net cash used in financing activities was primarily due to increased payments made on our Debt Agreement during the 2004 period, and the $2.1 million of proceeds from Convertible Notes received in the 2003 period.

On January 29, 2004, the Debt Agreement with CapitalSource was amended to include an Overadvance Agreement (the “Overadvance”) with CapitalSource for a maximum amount of $0.6 million to fund the expansion of TelAc Teleservices Group (“TelAc”) into Augusta, Maine. The Overadvance is for an 18 month period commencing on January 28, 2004 and bears interest at 11% per annum. Monthly payments of interest only were due until August 1, 2004, when additional monthly principal payments of $50,000 commenced. The Overadvance agreement contains an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) if paid at maturity or the occurrence of a triggering event as defined, or the greater of $300,000 or 3% of the product of 5 times consolidated annualized EBITDA, if the Overadvance is not paid in full at the maturity date or a trigging event as defined. The Overadvance is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company. As of September 30, 2004, $0.5 million was outstanding on the Overadvance.

On November 2, 2004, we entered into discussions with Capital Source regarding non-compliance of our Minimum EBITDA and Fixed Coverage Ratio covenants, as defined in our Debt Agreement as of September 30, 2004. On November 12, 2004, we entered into the Third Amendment (the “Third Amendment”) to our Debt Agreement dated June 10, 2003 that modified among other things, the Minimum EBITDA, the Fixed Coverage Ratio, the Minimum Cash Velocity, as defined, and extended the term of the Debt Agreement to June 10, 2009.

We expect to meet our short-term liquidity requirements through net cash provided by operations, and borrowings under the Debt Agreement as amended and the Overadvance. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

The following is a chart of the Company’s approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of September 30, 2004:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$2,637,000	$2,637,000	$—	$—	$—
Convertible Notes	2,100,000	—	2,100,000	—	—
Capital lease obligations	279,000	114,000	165,000	—	—
Operating leases	9,860,000	2,188,000	5,254,000	868,000	1,550,000

Total contractual obligations	$14,876,000	$4,939,000	$7,519,000	$868,000	$1,550,000

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

Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

•	Our ability to continue to comply with the financial covenants contained under our Debt Agreement;

•	Competition from other third-party providers and those clients and prospects who may decide to do the work in-house that we currently do for them;

•	Consolidation in the pharmaceutical, pedical, telecommunications and consumer products industries which reduces the number of clients and prospective clients that we are able to serve;

•	Potential consumer saturation reducing the need for services;

•	The ability to sustain a downturn in any of the industries in which we participate;

•	The effect of changes in a drug’s life cycle;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Our reliance on a limited number of major clients and the reduction in services performed for or the loss of one or more major clients;

•	Our reliance on technology;

•	Our reliance on key personnel and labor force, and our ability to recruit additional personnel;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

•	The effects of an interruption of our business;

•	Our ability to successfully operate at capacity our new communication center in Maine;

•	Our ability to develop or fund new products or service offerings;

•	The unpredictability of the outcome of the litigation in which we are involved;

•	Risks associated with our stock trading on the OTC Bulletin Board;

•	Our ability to continue as a going concern if we are unable to generate cash flow and income from operations; and,

•	The volatility of our stock price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks from changes in interest rates and are subject to interest rate risks on our Debt Agreement caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangement under the Debt Agreement. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Debt Agreement currently provides interest rates ranging from the greater of 7.0% or prime plus 2.75%. The prime rate is the prime rate published by the Wall Street Journal. A one percent increase in the prime interest rate would result in a pre-tax impact on earnings of approximately $0.02 million per year.

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

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in legal actions arising in the ordinary course of our business. With the exception of the following, we believe that the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operation or cash flow.

On October 5, 2004, Ivelisse Lamboy (the “Plaintiff”) filed suit against the Company at the Supreme Court of New York, Bronx County. The Plaintiff is claiming damages of $470,000 for having relied on a letter offering employment from a subsidiary of the Company. Plaintiff’s employment was terminated a few weeks after being hired and Plaintiff believes she should be paid damages for ten years of employment. Management believes there is no merit to the claim and intends to vigorously defend. While we believe the claim has no legal basis, we cannot provide assurance as to the ultimate outcome.

ITEM 6. EXHIBITS

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

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: November 15, 2004	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: November 15, 2004	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer