Form 10-K
period 2004-12-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2005-03-31
CIK 1048422

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Registrant’s telephone number, including area code) (571) 438-6140

Securities registered pursuant to Section 12(b) of the Act:

Title of each class.	Name of each exchange on which registered.
None.	None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). Yes ☐ No ☒

As of June 30, 2004, the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $7,167,611.

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of March 15, 2005 was 10,841,719.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s Proxy Statement to be filed with respect to the 2005 Annual Meeting of Stockholders and no later than April 30, 2005. Part IV incorporates by reference portions of previously filed reports.

PART I

ITEM 1.	Business

General

Established in 1983, Access Worldwide Communications, Inc. (“Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. As of December 31, 2004, we had, in addition to our offices in Boca Raton, Florida, that house our corporate headquarters and one of our communication centers, two offices in the Washington, D.C. metropolitan area, one office in New York City and another office in Augusta, Maine. We are in the process of entering into a lease agreement for a 350 seat communications center based in Manila, Philippines, which will provide us with an offshore presence. We provide services through the following two business segments:

•	Pharmaceutical Services Segment, which consists of our medical education business, AM Medica Communications Group (“AM Medica”), and our pharmaceutical communication center, TMS Professional Markets Group (“TMS”) (pharmaceutical division), that provide medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services Segment, which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”) that provide telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, insurance and consumer products industries.

We believe that our ability to provided specialized marketing programs supported by technological systems helps to differentiate us in the highly fragmented outsourced marketing services industry.

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

Both the industry and manufacturers are also being influenced by the growing role of patients in the selection and usage of their medications. More people are walking into their doctors’ offices requesting a specific drug driven by information they gathered from Direct-to-Consumer (“DTC”) advertising such television commercials or magazine advertisements which totaled $3.3 billion in 2003. DTC ads can inform sufferers and their caregivers about available or new treatments and side effects and risks. They can also serve as a reminder to take or refill medications. The cost of non-compliance of following medical instructions is estimated to cost $210 billion a year in lost productivity and increased healthcare costs, and leads to more than 200,000 deaths, as reported in PharmaVoice, a magazine forum for pharmaceutical industry executives. As a result, the DTC industry has grown significantly and greater marketing programs directed to consumers are being developed.

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

The size of the industries have attracted a large number of teleservices companies, resulting in an extremely fragmented industry with hundreds of companies offering communication center management, customer service, consulting, lead generation, fulfillment or database management services. In addition to U.S. companies, we also compete with international firms that have centers located overseas. While there are certain clients that prefer centers located in the United States that use multicultural residents to provide multilingual teleservices, there are other clients looking for the cost savings associated with overseas involvement. As a result of this off-shore demand, we are in the process of establishing a presence overseas and expect to have a fully functional communication center open for business during the second quarter of 2005.

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

Our Services

Pharmaceutical Services Segment

Pharmaceutical Marketing

Access Worldwide’s TMS Professional Markets Group, situated in a 31,700 sq. ft., 350 seat communication center located in Boca Raton, Florida, delivers highly professional pharmaceutical marketing services in a variety of therapeutic categories. Through physician and pharmacy marketing, vacant territory management, and remote physician coverage programs we can increase our clients’ market share. Depending on client needs, we can provide seamless services or execute just one facet of a campaign in conjunction with our clients’ efforts.

Direct-to-Consumer (“DTC”) Programs - Access Worldwide’s TMS Professional Markets Group delivers flexible, professional, and cost-effective Inbound and CRM solutions for virtually any direct-to-patient application, including:

•	DTC/DTP Advertising

•	Patient Acquisition & Retention

•	Customer Service

•	Clinical Trial Recruitment

•	Information Lines

We do all this by combining our experience, expertise and innovation to deliver powerful, ROI-driven solutions for today’s most innovative pharmaceutical marketers.

DTC Call Handling - While TMS Professional Markets Group offers the range of services usually associated with a traditional inbound partner, its healthcare focus means the client will benefit from the Company’s background, training and experience to maximize results. We have successfully implemented and managed highly complex programs with specialized calls from healthcare consumers, and stay actively involved in identifying and implementing program enhancements and improvements for our clients. Database management and reporting is all managed in-house to better customize and manage client needs.

Vacant Territory Management - Teleservices is a very cost effective and efficient way to solve vacant territory management problems without disrupting the regular activities of the field sales force or sales management. Whether a territory is vacant for one month or one year, we can provide the level of coverage that a client desires including account maintenance, product sampling, product detailing and new product launches.

Product Detailing - To facilitate a client’s work force to reach its entire target physician audience, we can provide the client with professional telesales that expands its coverage. Our physician telesales group provides professional product details, including sample fulfillment, with all contacts and shipments communicated to your territory sales representatives through electronic, hard copy or voice mail reporting. Through physician and pharmacy telemarketing, direct marketing, vacant territory management, and remote physician coverage programs we increase our clients’ market share. With Pharmacy Teledetailing, we play a critical role in detailing pharmacists on new products and new indications for existing products. Our teledriven pharmacy programs reach non-warehousing chain pharmacies, as well as regional chains, hospitals, nursing home providers and independent retail pharmacies. Our comprehensive autoship and autocheck program secures distribution in two- to four-times the number of pharmacies than traditional programs.

Physician & Pharmacist Profiling - No matter the information that you need, we can profile new physician and pharmacist targets by gathering names of key office and nursing personnel, best time and day for sales representatives’ visits, best location to visit the doctor’s office, hospital or clinic, and frequency of specific procedures performed.

Pharmacy Stocking - We can target the estimated 20,000 independent pharmacies located nationwide during the launch phase of new products with INSTOCK™. The program begins with pharmaceutical databases that are updated daily and ranked by quintiles. Telemedical specialists call independent pharmacists to present and explain a client’s new product, new indication, or line extension. Incentives for immediately stocking the product are communicated and orders are captured. These orders are processed through the retailer’s regional wholesaler. Stocking incentives are fulfilled and rebate checks are issued. INSTOCK™ pharmacy stocking programs can be completed within 15-20 business days.

Clinical Trials - We offer a wide range of clinical trial recruitment services. Our direct experience with recruitment screening has included several studies for disease states ranging from lung cancer to Parkinson’s disease. Our management team has additional experience in the clinical arena that includes trials for arthritis, genital herpes, breast cancer, diabetes, bi-polar disorder, influenza and emphysema. Depending on client needs, we can provide a variety of seamless services or execute just one facet of a clinical trial campaign in conjunction with the client’s efforts.

Medical Education

Access Worldwide, through its AM Medica Communications Group, is one of the medical education providers to Fortune 500 pharmaceutical companies. Our executive staff has played a key role in the prelaunch, launch, and postlaunch marketing of some of the industry’s most innovative and important new products. We work with the client to develop a strategy for educational programs that will support their marketing objectives, prelaunch and throughout the life of a product. Our creative and project staff implement those programs with scientific integrity and editorial clarity.

Continuing medical education programs, lauded by physicians and accreditors, are produced by our Continuing Medical Education division. AM Medica’s multidisciplinary staff includes those with expertise in business and marketing, scientific publishing, multimedia production, art and graphic design, and meeting planning and management. Hence, our many successful programs include periodicals, monographs, journal supplements, slide presentations, videotapes, interactive programs, satellite teleconferences, web-based conferences and programs, and meetings of every shape and size.

Through our long-standing contacts, we provide clients with access to many medical associations, medical centers, and physician thought leaders. We provide complete coverage of the major medical congresses, access to the key opinion leaders, and a record of identifying and working in close alignment with our client’s needs.

The Range of Services - AM Medica works with its clients to determine message, content, and vehicle. Our staff comprises expertise in publishing, multimedia production, meeting management, and graphics so we can recommend the vehicle that best suits a client’s needs. From a 3-person roundtable to a dinner meeting for 1000; from a local gathering to a meeting in Africa, Europe, or Asia; from a 38-city US video satellite teleconference to a multilanguage production in 7 countries; from the first advisory board meeting through the CME series. We have extensive experience and a proven track record. Our turnkey services include meeting planning and management and editorial support in such areas as scientific symposia, CME series, investigator meetings, advisory board meetings, interactive workshops, university programs, sales training programs and speaker training programs. Other turnkey services include editorial, planning & logistics, and audiovisual.

Medical Publishing - Solid medical publications designed to meet the specific needs of our clients are a hallmark of our Company. Whether used as a stand-alone or to reinforce a program in another media, print is a lasting value and reference. Our publications range from newsletters reflecting the best in journalism to credible, clear journal supplements and in-depth clinical monographs. Our creative involvement is extensive and includes the development of manuscripts, consultation with guest authors, copy editing and proofreading, design, layout, and production.

Multimedia - Educational videotapes, broadcast programs, CD-ROMs, video satellite teleconferencing, live and archival web programs are all products and services generated by a client’s needs. For multimedia productions, we provide turnkey services from treatment and scripting, through production and duplication. Some of the multimedia services include, treatment concept, scripting, storyboarding, animation and special effects, casting, coaching and rehearsing, preproduction arrangements and negotiations, production, direction, postproduction, duplication and packaging.

Therapeutic Experience - We have extensive experience in developing medical educational programs for drugs in the major therapeutic areas. We are particularly proud of our work because the scientific, educational, and regulatory challenge of developing and executing successful programs, particularly for new products, requires a high level of expertise and creativity. These programs include both domestic programs and international activities with multinational audiences and multilingual publications. Our therapeutic areas of expertise include: Allergy, cardiovascular disease, endocrinology and metabolism, gastroenterology, infectious disease, nephrology, neurology, organ transplantation, pharmacoeconomics, psychiatry, pulmonology, rheumatology, urology, and women’s health.

Medical Symposia - We have organized more than 1,500 domestic and international medical meetings of all sizes. One particular campaign for a pharmaceutical company involved several stages and components.

Research Award Program - This program was developed to explore a major area of active research. The mission of the research association program was to support outstanding investigators at the early stages of their careers in academic research. The program supported research into the basic mechanisms of disease in any of the following areas: neuroscience, cardiovascular medicine, diabetes, endocrinology, inflammation/immunology and oncology.

Business Services Segment

Access Worldwide’s Business Services segment currently operates three state-of-the-art communications centers (the “Centers”) in the United States, and is in the process of entering into a lease to open a Center in Manila, the Philippines. The Centers are strategically located to take advantage of significant labor pools supporting many of the various languages spoken in the U.S.

Location	Square Footage	Available Seats
Hyattsville, MD	24,500	210

Arlington, VA	36,300	400

Augusta, ME	15,000	250

Manila, Philippines*	18,000	350

*	Scheduled to be a fully functional Center by the end of 2nd quarter 2005.

We have successfully implemented inbound, outbound and blended applications for our clients that span the full range of solutions. We are equally comfortable handling both business-to-business and business-to-consumer applications. Our experienced staff can help clients define an application that will meet its business objectives. Based on our experience, we are capable of serving a multitude of markets that include banking, insurance, credit card, retail, entertainment, telecommunications, healthcare, pharmaceutical, and public utilities.

Our inbound and outbound services include: Customer service, 1st tier technical support, sales acquisition & processing, third party verification, dealer locators, coupons/product samples, product recalls, customer acquisition, customer retention, and product awareness.

Multilingual Capabilities

We literally “speak the language” of the marketplace, including: Arabic, Cantonese, English, French, German, Hindi, Japanese, Khmer, Korean, Mandarin, Portuguese, Russian, Spanish, Tagalog, Urdu, and Vietnamese. Our multicultural and multilingual staff has executed more than 400 marketing campaigns, customer activations, and customer service programs all in the language of cultural origin. This type of target marketing has fueled new growth and driven revenue for a number of our clients.

We have long been recognized as a leader in delivering both business-to-business and business-to-consumer sales applications and customer services. We are known for our leading edge technology designed to help companies respond quickly to their customers’ needs. We have found speaking to prospects and customers in their native language is an often over-looked foundation necessary to successfully service the cultural marketplace. Over the years, statistics have shown sales conducted in-language deliver a 20%-30% conversion rate over English used on the same targets. The ability to communicate with a client’s prospects or customers in their native language has proven to deliver: significant retention of existing customer base; increase in sales revenues; higher level of understanding, and effective customer compliance.

By a client outsourcing its multicultural needs, it can reap the following advantages: More efficient utilization of its existing in-house resources, access to state-of-the-art technology without capital expenditure, access to a large pool of in-language agents, eliminate the need to hire and train additional staff, increase the speed of execution for new products and services, and instantly expand its existing capacity.

B-to-B Services

We have been instrumental in the success of many business-to-business (on B2B) applications. Our experienced staff has assisted clients in defining the requirements for an application that will meet their business objectives within one of the various markets. We are able to serve a multitude of markets that include financial, telecommunications, healthcare and pharmaceutical industries. Some of the applications include customer care, customer acquisition, customer retention, win-back campaigns, market research, preferred customer offers.

We have a proven track record that clearly demonstrates our ability to deliver the most complex applications, while remaining sensitive to both the client and prospects needs. Our philosophy dictates that we establish a comprehensive business relationship with our clients in order to deliver a seamless experience for the external customer that is consistent with their overall vision and expectations.

Training

For two decades, we have combined proven processes, extensive experience and quality people to deliver the ultimate in telesales and customer care. We create a relationship with our clients in order to understand their business, goals and overall objectives. That information is communicated to the staff to provide a seamless experience for a client’s prospects and customers. It all starts with finding the right people and we do an exceptional job of locating the right talent to support our clients’ applications. The recruiting process is rigorous, taking an average of 2-4 weeks depending on the requirements. All candidates are thoroughly screened through written tests, telephone interviews and role-playing scenarios. Candidates are tested for their typing and spelling ability, and their listening and communication skills. We require all candidates have at least a high school diploma, and in some cases a college degree and either customer service or sales experience before they are considered for any position. We work closely with our clients to ensure the training of the agents is as comprehensive as possible. If the client has training materials, we review the documents and move directly to a train-the-trainer methodology. If training materials are not available, our team collects the necessary information and develops the required modules to successfully complete the task.

Quality Assurance

To ensure lasting success, our management team continually evaluates the effectiveness of employee training and delivers continuous recurrent training programs. These training areas include our culture and commitment to quality, communication skills, customer care or sales skills, and system capabilities and efficiencies.

Our call monitoring is designed to ensure quality and consistency on each call handled by our agents. We have an independent department comprised of seasoned professionals to guarantee the quality of every application and call. Our Quality Assurance (“QA”) staff works with clients to determine the specific areas of measurement and will implement a monitoring schedule that is mutually agreed upon.

A combined effort between the supervisors and the QA department enables us to monitor each agent a minimum of 10 times per month. Both remote and side-by-side monitoring is utilized. The primary purpose of the observation is to ensure contract compliance, recognize superior performance and identify individual opportunities and training needs. The agents receive immediate feedback and are coached on techniques to improve their call handling skills.

Our remote monitoring function provides real-time remote monitoring capabilities. It is one of the most accessible and user-friendly systems in the industry today. This system will allow our clients to monitor our calls during normal hours of operation without intervention by our staff.

We have a sophisticated call tracking system that allows for flexibility in reporting. Our system has the capability of providing daily, weekly, monthly and cumulative reports. All of our clients receive daily production reports with the prior day’s activities. Additionally, our Internet scripting & data management system stores all data and statistics in an SQL database and allows for almost unlimited variations of reporting criteria.

Technology and Infrastructure

Our current technology platform delivers Customer Relationship Management (“CRM”) solutions authored in JAVA which fully leverage a browser-based application environment. Our customized CRM system delivers superior quality inbound and outbound communication center solutions which support the business processes of our clients. We are able to adapt our suite of solutions to meet the needs of even our most sophisticated client’s requirements.

Our CRM platform is integrated with Concerto Software systems providing our Centers with a full suite of proprietary Computer Telephony Integrated (“CTI”) functionality. The solution runs on a scaleable multi-server environment running on fault-tolerant LINUX or Microsoft 2003 Server platforms.

Our CTI solution if further enhanced by the use of multi-modal queuing providing major productivity enhancements by offering “call blending” capabilities. We have added COGNOs© to our collection of solutions; providing our clients with key business intelligence indicators from our integrated performance management reporting platform.

We employ the latest technology to effectively communicate with our client’s prospects and customers to deliver quality results in the areas of customer service, sales, and support. Our technology solutions are client-tailored allowing us to offer best of breed solutions to our clients. With a mix of customized proprietary system and commercial off the shelf solutions, we are able to provide maximum value to our end-users and customers by reducing costs and improving operational efficiencies.

Company Business Strategy and Recent Events

Business Strategy

Our strategy business strategy is simple, operate and grow the business on a cost-effective basis while positioning the Company to benefit from the continuing trend toward outsourcing. Our goal is to increase client satisfaction and shareholder value as we:

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

In the first quarter of 2004, TelAc executed expansion plans for a new communication center in Augusta, Maine which increased its overall capacity. As a result of the move to Maine, Access Worldwide received training and recruitment assistance, tax relief and financial incentives, effectively eliminating the personal property tax on machinery and equipment for a period of time. Additional incentives included reimbursement of qualified employees’ state income tax withholdings, and a one-time community development block grant from the Maine Department of Economic and Community Development.

Drive Internal Growth:

We continue to grow internally by further penetrating existing client relationships, acquiring new client relationships, and introducing new service offerings. We have a long history of achieving high levels of client satisfaction and have significantly expanded client relationships as a result of demonstrated performance.

In 2004, Access Worldwide continued to develop its marketing team. We brought on board several new business development personnel and will continue to add new business development personnel as existing staff becomes fully utilized and when we identify an exceptional candidate. Management understands that in order to fully realize the Company’s market potential for internal growth, it must increase Access’ sales and marketing efforts.

Establish an International Presence

As the need for our clients to minimize cost has grown, their propensity for outsourcing has grown along with it. To address their needs they have focused their attention overseas. To accommodate our clients and help drive our future growth, Access is in the process of establishing a presence in the Philippines, and expects to have a fully functional Center open and operating by the end of second quarter 2005. Over the past year, we have evaluated a number of off-shore locations and found that the Philippines provided the best alternative to base our first off-shore facility. The Philippines provides a highly educated work force, excellent English language skills, low labor cost, a reliable technology infrastructure and an enduring American influence. We will soon have the capability of supporting our clients on a global basis. This will be our first entry into the growing off-shore Business Process Outsource (“BPO”) market.

Maintain Technological Leadership

We will continue to invest in proprietary systems and technologies that will provide us with competitive advantages. Our technology strategy is driven by our objective to maximize reliability, integration and flexibility. In 2005, we added COGNOS to our collection of solutions to provide our clients with key business intelligence indicators from our integrated performance management reporting platform.

Recent Events

Michael Dornemann was named to the Board of Directors in June 2004. Mr. Dornemann is an entertainment & marketing executive that has more than 30 years of corporate development, strategic advisory, advertising and media experience. In 2001, he founded Dornemann & Co., LLC, a media consulting firm. Earlier in his career, Mr. Dornemann spent 18 years in the New York, Munich, and Luxemburg offices of media conglomerate Bertelsmann AG where he was an executive Board member for 16 years.

Richard Lyew, Senior Vice President and Corporate Controller succeeded John Hamerski as Executive Vice President and Chief Financial Officer, effective July 1, 2004. Mr. Lyew joined Access Worldwide in May 1998 as Assistant Corporate Controller. Prior to joining Access Worldwide, Mr. Lyew spent more than six years in public accounting at PricewaterhouseCoopers LLP where he participated in acquisitions, divestitures, roll-ups and initial public offerings, along with performing audit and tax work. He is a

Certified Public Accountant licensed in the State of New York and a member of the American Institute of Certified Public Accountants.

In September of 2004, J. Stedman Stevens joined Access Worldwide as President & CEO of AM Medica. Mr. Stevens has more than twenty years of experience in the pharmaceutical, hospital, physician marketing and consumer product sectors. Most recently, he was President & Chief Operating Officer of Pharmaceutical Research Plus, a patient recruitment and clinical trial support company. Earlier, he was Chief Executive Officer & President of Blitz Research, a healthcare marketing company.

In December of 2004, we raised $1.15 million through an unregistered offering that was completed December 15, 2004. The offering included the private placement of convertible promissory notes and warrants to purchase shares of Access Worldwide Common Stock to accredited investors, including certain directors and executive officers of the Company. The proceeds of the offering will be used for working capital.

In March of 2005, we raised $1.0 million through an unregistered offering that was completed March 4, 2005. The offering was to purchase shares of Access Worldwide Common Stock to accredited investors, including one director of the Company. The proceeds will be used for working capital.

Patents, Trademarks, Service Marks & Licenses

Our service marks relate to the names, “Access Worldwide” and “Access Worldwide Communications, Inc.” and to our logo. The name, “Access Worldwide Communications, Inc.” and our logo received Certificates of Registration from the U.S. Patent and Trademark Office in 2001.

Our application for the name, “Access Worldwide,” has been registered with the U.S. Patent and Trademark Office since March 23, 2004. In June 2001, legal counsel for World Access, Inc. requested an extension of time to oppose that application. However, on December 4, 2003, World Access, Inc. formally dropped its opposition in exchange for assurances that we would not be using the name, “Access Worldwide,” in the insurance business. As a result, there is currently no known opposition to our use of the name Access Worldwide. If we were to lose the right to use the name “Access Worldwide” in our business, it could have a material, adverse effect on the Company.

Government Regulations

Several industries in which our clients operate are subject to varying degrees of government regulation, particularly the pharmaceutical, healthcare and telecommunications industries. Generally, compliance with these regulations is the responsibility of our client, but with the introduction of new regulations such as the national do-not-call registry in October 2003, it is imperative we stay vigilant in our efforts to comply. We could be subject to a variety of enforcement or private actions for our failure or the failure of our clients to conform to any number of these regulations.

Pharmaceutical Regulations

Pharmaceutical companies are subject to significant federal and state regulations. Currently, the Food, Drug and Cosmetics Act provide regulations for the approval, labeling, advertising, promotion, sale and distribution of drugs. There is no assurance that additional federal and/or state legislation regulating promotional and/or educational activities involving prescription drugs will not be enacted. New legislation and/or regulations could possibly limit the scope of our services.

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

The FTC has also amended the TSR to require telemarketers to play an identification message to each abandoned call effective October 1, 2003.

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

Effective January 29, 2004, the FTC began requiring that telemarketing firms identify themselves on Caller ID. Previously, some telemarketing calls appeared as “out of area” on Caller ID. Now the name displayed by Caller ID must either be the company trying to make a sale or the firm making the call. The display must also include a phone number that consumers can call during regular business hours and ask that the company no longer call them. The change is part of the rules that set up the do-not-call registry, which consumers can use to block certain telemarketers from calling. Telemarketing companies were given additional time to install the technology needed to display their names and numbers. Some geographical location still do not have Caller ID technology, and firms operating in those locations do not have to comply.

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

The majority of states require outbound telemarketers to comply with various registration and disclosure requirements. As a publicly traded company, we are exempt from the majority of these filing requirements. However, failure to comply with these requirements could result in fines and/or a ban on calls into states where a violation may occur.

Competition

The outsourced marketing services industry in which we operate is very competitive and highly fragmented. We compete with other outsourced marketing services companies, ranging in size from very small companies offering specialized applications or short-term projects to large independent companies. While many companies provide outsourced marketing services, we believe that there is no single company that dominates the entire industry; however, a significant number of our competitors and potential competitors have more extensive marketing capabilities, more extensive experience and greater financial resources than Access. Consolidation among prospective clients also increases competition for buyers of our services. There can be no assurance that we will be able to compete successfully or that competitive pressures will not materially and adversely affect the Company.

There are significant barriers to becoming an outsourced marketing services company with national capabilities in industries governed by state and federal regulations, and our ability to provide specialized marketing programs helps differentiate us in this highly fragmented industry. Some of these barriers include the development of a broad range of marketing knowledge and expertise; the infrastructure and experience necessary to serve the demands of clients; the ability to simultaneously manage complex marketing programs in multiple jurisdictions; the development and maintenance of the necessary information technology systems; and the establishment of solid working relationships with clients. We believe that we have the foregoing capabilities. However, as a result of, among other things, the risks described below and on the following pages, we cannot assure you that we will be able to maintain these capabilities or otherwise be able to successfully compete for clients.

Pharmaceutical Marketing and Medical Education Competitors

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

Our direct marketing services business is also subject to competition from more technologically sophisticated companies than Access, and management anticipates that such competition will intensify in the future. There can be no assurance that competitors will not introduce products or services that would achieve greater market acceptance or would be technologically superior to our products or services.

Furthermore, we believe that the growth in the telephone marketing industry, expected to grow by 8.4% from 2001 to 2006, according to the DMA, may attract new competitors to the industry. New companies may have greater resources than we do and could intensify the competition in the industry.

We also compete with companies that have overseas communication centers that offer multilingual capabilities and lower cost of labor. Increasingly, companies have begun to utilize Centers located in countries where the language in question is spoken to call consumers in the United States that speak that language. In addition, due to lower cost of labor, potential clients of ours are utilizing Centers in countries such as Canada and India to reach U.S. consumers in English. These trends, if they continue, could materially, adversely affect our financial condition and results of operations.

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

Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

•	Risks associated with our Debt Agreement;

•	Competition from other third-party providers and those of our clients and prospects who may decide to do the work that we do in-house;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Potential consumer saturation reducing the need for our services;

•	Certain needs for our growth;

•	Our dependence on the continuation of the trend toward outsourcing;

•	Dependence on the industries we serve;

•	The effect of changes in a drug’s life cycle;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and recent changes in management;

•	Reliance on our labor force;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

•	The effects of an interruption of our business;

•	The volatility of our stock price;

•	Risks associated with our stock trading on the OTC Bulletin Board; and

•	Our inability to establish a fully operational communication center in the Philippines.

Certain Factors that May Affect Future Operating Results

In addition to other information set forth in this report, readers should carefully consider the following risk factors in evaluating Access Worldwide and our business.

We face risks related to our Debt Agreement

Our Debt Agreement dated June 10, 2003, as amended on August 11, 2003, November 13, 2003, and November 12, 2004, contains various financial covenants that must be complied with on an ongoing basis. There can be no assurance that the Company will comply with these covenants in the future. The failure to comply with these covenants could negatively impact the liquidity and cash flow of the Company and therefore materially and adversely affect the Company.

We may be adversely impacted by competition, industry consolidation and potential consumer saturation

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

Our growth is dependent on various factors

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

Our future growth is dependent on the trend toward outsourcing

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

We are heavily dependent on the industries we serve, particularly the pharmaceutical and telecommunications industries

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

We may be affected by changes in a drug’s lifecycle

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

We are subject to extensive regulations and compliance with these regulations can be costly, time consuming and subject the Company to fines for non-compliance

Several industries in which our clients operate are subject to varying degrees of governmental regulation, particularly the pharmaceutical and telecommunications industries. Generally, compliance with these regulations is the responsibility of our clients. However, we are exposed to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

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

We could be severely impacted by the loss of any of the Company’s largest clients

Our largest clients, SBC, Novartis and Pfizer, together accounted for approximately 63% of Access Worldwide’s revenues for the year ended December 31, 2004. There can be no assurance that these clients will continue to do business with us, and the loss of business from any of these clients could have a material adverse effect on the Company.

We could be affected by a loss of contracts

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

We rely on technology and could be adversely affected if the Company is unable to maintain facilities with the needed equipment

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

We are dependent on key personnel and may be affected by changes in senior management

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

We are dependent on our labor force and could be affected by potentially high turnover rates

Many aspects of our business are labor intensive, and based on the transient nature of our work force, there is a potential for high personnel turnover. Our operations typically require specially trained persons, such as those employees who market services and products in languages other than English and those employees with expertise in the pharmaceutical detailing business. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. In addition, any growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that we will be able to continue to hire, train and retain a sufficient labor force of qualified persons to meet the needs of our business.

We were impacted by the events of September 11, 2001, and may be impacted in the future by events of a similar nature, war and other international conflicts

Our businesses were impacted by the events of September 11, 2001 when we experienced, among other things, lost production days at our communication centers, lower than expected call volume and cancelled medical education meetings.

To the extent that there are any further events of a nature similar to that of September 11, 2001, war and other international conflicts, or a prolonged downturn in the U.S. economy, our financial condition and results of operations could be materially adversely affected.

We could be affected by a business interruption

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

Our stock price has declined substantially at times in the previous year and may become more volatile

The market price of Access Worldwide’s common stock has fluctuated in the past and is likely to fluctuate in the future as well. During 2004, our stock’s closing price fluctuated from a low of $0.61 to a high of $1.50. The average trading volume for the past 52 weeks was 9,863 shares per day, but the volatility of the price is often driven by trading volumes that can total less than 5,000 shares of common stock per day. With this level of volume, small trades can have a significant impact on the price. Additional factors that may have a significant impact on the market price of the stock include:

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

We face risk due to our stock trading on the Over the Counter Bulletin Board (“OTCBB”)

Because our stock trades on the OTCBB and not on an exchange or the NASDAQ National Market or NASDAQ SmallCap Market, we have less ability to access the public equity and debt markets, should it be necessary or advisable to do so, than if our stock traded on one of those other more recognizable trading venues.

We face a risk that we may not be able to successfully open and operate our new communication center in Manila, Philippines

Our communication center in the Philippines represents our first off-shore communication center. The opening of this Center requires substantial investment, the establishment of a Philippines management team, and securing contracts to perform work at this Center. The inability to successfully execute one or all of the above items would have a material adverse effect on the Company.

Employees

As of December 31, 2004, the Company had approximately 700 employees. We expect to contract with a development company to build a state of the art communication center facility in Manila, Philippines. This new facility would add approximately 300 employees. None of our employees are represented by a labor union and we are not aware of any current activity to organize any of the employees. Management considers relations between the Company and its employees to be good.

Availability of Reports and Other Information

Our corporate website is http://www.accessww.com. We make available on this website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after we have electronically submitted such material to the Securities and Exchange Commission (the “Commission”). Our corporate website also contains our Corporate Governance Guidelines, Code of Ethics and Charter of the Audit Committee of the Board of Directors. Information contained in our website is not deemed incorporated into this Annual Report on Form 10K. In addition, the Commission’s website is http://www.sec.gov. The Commission makes available on its website, free of charge, reports, proxy and information statements, and other information regarding issuers, such as us, who file electronically with the Commission. Information on our website or the Commission’s website is not part of this document.

ITEM 2.	Properties

Our principal executive offices are located in Boca Raton, Florida. We have operations in Florida, New York, Maryland, Virginia and Maine. All of our facilities are leased and have lease terms two to ten years. We are currently in the process of establishing an additional Business Services center in Manila, Philippines, which would add approximately 18,000 square feet to our facility space. We believe that our current facilities and the expanded space are adequate for our needs for the foreseeable future as the Hyattsville, MD location is presently unoccupied and provides us with the ability to increase capacity domestically, as needed. Set forth below is a list of the facilities that we currently utilize.

Location	Principal Use	Approx. Square Feet
Boca Raton, FL	Corporate Offices	1,600

Pharmaceutical Services Segment:
Boca Raton, FL	Physician and Pharmacy Tele-detailing	31,700
New York, NY	Medical Education Services	10,000

Business Services Segment:
Arlington (Rosslyn), VA	Customer Sales and Service Programs	36,300
Hyattsville, MD	Customer Sales and Service Programs	24,500
Augusta, ME	Customer Sales and Service Programs	15,000
Manila, Philippines*	Customer Sales and Service Programs	18,000

*	Scheduled to open during 2nd Quarter 2005.

ITEM 3.	Legal Proceedings

From time to time, we are party to certain claims, suits and complaints that arise in the ordinary course of business. Currently, there are no such claims, suits or complaints, which, in the opinion of management, would have a material adverse effect on our financial position, results of operations and cash flow with the exception of the following:

On July 18, 2003, we filed suit against MTI Information Technologies, LLC (“MTI”) in Broward County, Florida. The lawsuit seeks enforcement of our pharmaceutical telemarketing service contract (the “Contract”) with MTI for services rendered. We performed pharmaceutical telemarketing services for MTI from November 2001 to April 2003, when services were terminated after payments due from MTI became severely delinquent. The lawsuit alleges that MTI breached its Contract with the Company by not paying for services rendered. The lawsuit seeks payment for work performed of approximately $0.6 million.

On July 21, 2003, MTI filed counter suit against us in Bucks County, Pennsylvania for breach of contract and tortuous interference for our failure to complete telemarketing campaigns. We assert that these claims are not valid and intend to vigorously defend any action related to this claim and take all necessary steps to collect amounts due on account. On November 24, 2003, the Court ordered the case transferred to Florida pursuant to our motion based on jurisdictional grounds. The two cases have subsequently been combined. Discovery is ongoing, and is presently in the middle of document collection and depositions. There is a definitive trial date set for September 19, 2005. We believe MTI’s claims have no legal basis, however we cannot provide assurance as to the outcome of the litigation.

On September 10, 2004, Ivelisse Lamboy (the “Plaintiff”), a former employee with AM Medica, filed suit against us in the Supreme Court of New York, County of Bronx for wrongful termination and breach of an employment agreement. The Plaintiff seeks $0.5 million in damages which she claims is equal to 10 years of employment. We assert that these claims are not valid and intend to vigorously defend any action related to this claim. Discovery is ongoing, and is presently in the middle of document collection and depositions. No definitive trial date has yet been established. We believe the claims asserted have no legal basis; however, we cannot provide assurance as to the outcome of the litigation.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

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

	Market Prices
	2004		2003
Fiscal Quarters	High	Low	High	Low
First Quarter	$0.95	$0.61	$1.20	$0.71
Second Quarter	1.50	0.75	1.00	0.85
Third Quarter	1.10	0.70	0.95	0.81
Fourth Quarter	0.92	0.69	0.94	0.85

(b) Holders

The number of record holders of common stock as of March 15, 2005 was 975 and the number of beneficial owners of common stock as of March 28, 2005 was approximately 104.

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

The selected statements of operations data for the quarters ended March 31, June 30, September 30 and December 31, 2004, and 2003 set forth below have been derived from our unaudited Consolidated Financial Statements. The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues	$12,236	$13,963	$10,770	$14,115	$12,981	$13,960	$9,872	$10,654
Cost of revenues	8,284	9,358	6,781	8,661	7,928	7,529	5,703	5,851

Gross profit	3,952	4,605	3,989	5,454	5,053	6,431	4,169	4,803
Selling, general and administrative expenses	4,460	5,498	4,439	5,674	4,986	5,667	4,779	5,121
Impairment of intangible assets(1)	—	—	8,952	—	—	—	—	—
Gain on extinguishment of indebtedness - related party	—	(300)	—	—	—	—	—	—
Amortization expense	37	37	37	—	—	—	—	—

(Loss) income from operations	(545)	(630)	(9,439)	(220)	67	764	(610)	(318)
Interest income	6	3	3	2	2	4	6	4
Interest expense – related parties	(41)	(28)	(20)	(23)	(22)	(21)	(22)	(22)
Interest expense	(119)	(231)	(356)	(549)	(322)	(318)	(314)	(289)

(Loss) income before income taxes	(699)	(886)	(9,812)	(790)	(275)	429	(940)	(625)
Income tax benefit	—	—	(546)	—	—	—	—	—

Net (loss) income	(699)	(886)	(9,266)	(790)	(275)	429	(940)	(625)

Basic (loss) earnings per share of common stock:
Net (loss) income	$(0.07)	$(0.09)	$(0.95)	$(0.08)	$(0.03)	$0.04	$(0.09)	$(0.06)
Weighted average common shares outstanding	9,740,168	9,740,501	9,740,501	9,740,501	9,740,501	9,839,312	9,906,886	10,546,386
Diluted (loss) earnings per share of common stock:(2)
Net (loss) income	$(0.07)	$(0.09)	$(0.95)	$(0.08)	$(0.03)	$0.04	$(0.09)	$(0.06)
Weighted average common shares outstanding	9,740,168	9,740,501	9,740,501	9,740,501	9,740,501	11,392,684	9,906,886	10,546,386

(1)	In the third quarter of 2003, we recorded an impairment charge of $9.0 million in continuing operations in accordance with FASB 142, “Goodwill and Other Intangible Assets” and FASB 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”.

(2)	Since the effects of outstanding stock options, common stock equivalents for Convertible Debt, and warrants are anti-dilutive for all quarters in 2004 and 2003 except for the second quarter of 2004, these effects have not been included in the calculation of diluted earning per share.

The selected consolidated financial data set forth as of and for each of the five years in the period ended December 31, 2004, has been derived from our Consolidated Financial Statements, which have been audited. The balance sheet data as of December 31, 2000, 2001, 2002 and the statement of operations data for the years ended December 31, 2000 and 2001 are derived from our financial statements which have been audited. These financial statements have not been included herein. The following information contained in this table should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Years Ended December 31,
	2000(1)	2001	2002	2003	2004
	(In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues	$60,972	$48,191	$48,434	$51,084	$47,467
Cost of revenues	39,238	32,475	30,762	33,084	27,011

Gross profit	21,734	15,716	17,672	18,000	20,456
Selling, general and administrative expenses	17,996	14,488	17,257	20,071	20,553
Impairment of intangible assets(2)	—	31,955	—	8,952	—
Loss on sale of business(3)	7,752	—	—	—	—
Gain on debt extinguishment	—	—	—	(300)	—
Amortization expense	2,284	2,131	242	111	—

(Loss) income from operations	(6,298)	(32,858)	173	(10,834)	(97)
Interest income	144	49	37	14	16
Interest income – related parties	1,444	1,333	197	—	—
Interest expense – related parties	(627)	(460)	(284)	(112)	(87)
Interest expense	(5,570)	(4,519)	(532)	(1,255)	(1,243)
Other income (expense)	180	(60)	—	—	—

Loss before income taxes	(10,727)	(36,515)	(409)	(12,187)	(1,411)
Income tax benefit	(300)	(757)	(139)	(546)	—

Loss from continuing operations	(10,427)	(35,758)	(270)	(11,641)	(1,411)
Discontinued operations(4):
Loss from discontinued operations, net of income tax(2)	(1,662)	(841)	(380)	—	—
Gain on disposal of segment, net of income tax expense of $1,506 for 2002.	—	—	8,541	—	—

	(1,662)	(841)	8,161	—	—

Net (loss) income	$(12,089)	$(36,599)	$7,891	$(11,641)	$(1,411)

Basic (loss) earnings per share of common stock:
Continuing operations	$(1.08)	$(3.67)	$(0.03)	$(1.20)	$(0.14)
Discontinued operations	$(0.17)	$(0.09)	$0.84	$—	$—
Net (loss) income	$(1.25)	$(3.76)	$0.81	$(1.20)	$(0.14)
Weighted average common shares outstanding	9,687,120	9,740,001	9,740,001	9,740,418	10,008,271
Diluted (loss) earnings per share of common stock:
Continuing operations	$(1.08)	$(3.67)	$(0.03)	$(1.20)	$(0.14)
Discontinued operations	$(0.17)	$(0.09)	$0.84	$—	$—
Net (loss) income(5)	$(1.25)	$(3.76)	$0.81	$(1.20)	$(0.14)
Weighted average common shares outstanding	9,687,120	9,740,001	9,740,001	9,740,418	10,008,271

	As of December 31,
	2000	2001		2002	2003		2004
	(In Thousands Except for Per Share Data)
Balance Sheet Data:
Current assets	$24,752	$24,815		$15,394	$14,451		$11,660
Total assets	92,980	57,532	(2)	29,431	19,479	(2)	16,010
Current liabilities	17,051	48,793		18,462	17,368		13,526
Long-term debt, less current maturities	36,297	5,676		52	1,085		1,563
Mandatorily redeemable preferred stock	4,000	4,000		4,000	4,000		4,000
Common stockholders’ equity (deficit)	35,253	(1,288)		6,603	(3,750)		(3,865)

(1)	In the fourth quarter of 2000, we implemented SAB No. 101, and as a result reduced revenues and cost of sales related to the licensing of American Medical Association (“AMA”) databases for the years ended December 31, 2000 in the amount of $1.883 million.

(2)	In the fourth quarter of 2001, we recorded an impairment charge of $32.0 million in continuing operations and $0.8 million in discontinued operations in accordance with FASB 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. In 2003, we recorded an impairment charge of approximately $9.0 million in accordance with FASB 142, “Goodwill and Other Intangible Assets” and FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

(3)	On June 9, 2000, we sold the assets and business of our Plano, Texas communication center, realizing a total net loss of $7.8 million.

(4)	In accordance with SFAS 144, we have reclassified as discontinued operations, the operations of our Cultural Access Group and Phoenix divisions which were sold in the first quarter of 2002.

(5)	Since the effects of the stock options, common stock equivalents, warrants, and earn-out contigencies are anti-dilutive, these effects have not been included in the calculation of diluted EPS.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with Selected Financial Data and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

Overview

Established in 1983, Access Worldwide Communications, Inc. (“Access Worldwide,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. As of December 31, 2004, we had, in addition to our offices located in Boca Raton, Florida, that house our corporate headquarters and one of our communication centers, two offices located in the Washington, D.C. metropolitan area, one in New York City and another in Augusta, Maine. We are in the process of entering into a lease agreement for a 350 seat communications center based in Manila, Philippines, which will provide us with an offshore presence. We provide services through the following two business segments:

•	Pharmaceutical Services (“Pharmaceutical”) Segment, which consists of our medical education business, AM Medica Communications Group (“AM Medica”), and our pharmaceutical communication center, TMS Professional Markets Group (“TMS”) (pharmaceutical division), that provide medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services (“Business”) Segment, which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”) that provide telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, insurance and consumer products industries.

We believe that our ability to provided specialized marketing programs supported by technological systems helps to differentiate us in the highly fragmented outsourced marketing services industry.

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

Revenues

We provide a variety of services to a diverse client base. The principal sources of revenue and manner of recognition are as follows:

•	For medical education and meeting programs, we recognize revenue on the percentage of completion method which at times results in unbilled receivables. Under this method, estimated revenues and cost of sales are generally accrued based on project milestones.

•	For teleservices projects, we bill clients and recognize revenue on one of the following bases: production hours, inbound minutes, completed presentations, phone calls placed or received, sales made per hour or a fixed monthly fee. Revenues are recognized as the services are performed.

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

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which provided guidance on how to identify variable interest entities (“VIEs”) and determine when the assets, liabilities, non-controlling interests, and results of operations of VIEs need to be included in a company’s consolidated financial statements. FIN 46 was applicable to VIEs created after January 31, 2003. In the original provisions of FIN 46, VIEs created prior to February 1, 2003, were to be consolidated effective December 31, 2003. Disclosures were required currently if the Company expects to consolidate any VIEs. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 to FIN 46R. The revised provisions were effective no later than the first reporting period ending after March 31, 2004. FIN 46R had no impact on the Company’s consolidated financial statements.

In December 2004, SFAS No. 123R, “Share-Based Payments,” which addresses the accounting for employee stock options, was issued. SFAS No. 123R revised the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the award. This statement is effective for all public entities who file as of the beginning of the first interim period beginning after June 15, 2005. The Company plans to implement SFAS 123R on its effective date. The Company is currently evaluating the two methods of adoption allowed by SFAS 123R; the modified-prospective transition method and the modified-retrospective transition method and has yet to determine what effect the adoption of this statement will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29. The amendment eliminates the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement is not expected to have a material impact on the Company.

Results of Operations by Segment for 2004 and 2003

The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our consolidated statements of operations.

	Pharmaceutical Services			Business Services
	2004	2003	Change	2004	2003	Change
	(in thousands)
Statements of Operations Data:
Revenues	$25,108	$22,834	$2,274	$22,359	$28,250	$(5,891)
Cost of revenues	12,748	15,225	(2,477)	14,263	17,858	(3,595)

Gross profit	12,360	7,609	4,751	8,096	10,392	(2,296)
Selling, general and administrative expenses	8,568	7,914	654	8,437	8,673	(236)
Impairment of intangible assets	—	8,952	(8,952)	—	—	—
Amortization expense	—	111	(111)	—	—	—
Gain on debt extinguishment	—	(300)	300	—	—	—

Operating income (loss)	$3,792	$(9,068)	$12,860	$(341)	$1,719	$(2,060)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Our revenues decreased $3.6 million, or 7.0%, to $47.5 million for 2004, compared to $51.1 million for 2003. Revenues for the Pharmaceutical Segment increased $2.3 million, or 10.1%, to $25.1 million for 2004, compared to $22.8 million for 2003. The increase was primarily due to our entry into the Direct to Consumer (“DTC”) marketplace where we executed several programs for some well known pharmaceutical companies. The increased business was offset by a continuing decrease in our medical education revenues. Revenues for the Business Segment decreased $5.9 million, or 20.8%, to $22.4 million for 2004, compared to $28.3 million for 2003. The decrease in revenues is primarily attributed to a client prematurely halting its marketing programs due to court rulings and regulatory changes that made it difficult to sell bundled services to consumers. In the past, our client had been able to sell local and long distance services to consumers, often at lower prices than if sold separately. To address the loss of this client and the decrease in revenues, we added two new business development personnel to sell our Business Services, and have plans to expand our communication center into the Philippines.

Our gross profit increased $2.5 million, or 13.9%, to $20.5 million for 2004, compared to $18.0 million in 2003. Our gross profit as a percentage of revenues increased to 43.2% for 2004, compared to 35.2% for 2003. Gross profit as a percentage of revenues for the Pharmaceutical Segment increased to 49.4% for 2004, compared to 33.3% for 2003. The increase was primarily attributed to an increase in inbound business notably our DTC and Customer Relationship Management (CRM) business, providing more value-added billable services and increased gross margins at our medical education business with decreased revenues. Gross profit as a percentage of revenues for the Business Segment decreased to 36.2% for 2004, compared to 36.7% for 2003. The slight decrease is primarily attributed to our quick response to the decrease in revenues and our ability to adjust our cost of sales quickly and effectively.

Our selling, general and administrative expenses increased $0.5 million, or 2.5%, to $20.6 million for 2004, compared to $20.1 million for 2003. Our selling, general and administrative expenses as a percentage of revenues increased to 43.3% for 2004, compared to 39.3% for 2003. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 34.3% for 2004, compared to 34.6% for 2003. The decrease was primarily attributed to the increase in revenues and management’s focus on managing overhead expenditures and efforts to operate as efficiently as possible. Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased to 37.5% for 2004, compared to 30.7% for 2003. The increase was primarily attributed to the decrease in revenues and management’s efforts to reduce overhead expenditures without severely impacting its business needs and operating efficiencies.

Our net interest expense decreased $0.1 million, or 7.1%, to $1.3 million for 2004, compared to $1.4 million for 2003. The decrease was primarily attributed to the decrease in our outstanding debt with CapitalSource and our subordinated promissory note offset by an increase in operating equipment financing.

Our income tax benefit from continuing operations decreased to $0.0 million in 2004, compared to $0.5 million in 2003. Our effective tax rate decreased from a benefit of 4.5% in 2003, compared to 0% in 2004. The increase is primarily attributed to our increased losses which generated net operating loss carryforwards that were offset by an increase in the valuation allowance against the corresponding deferred tax assets.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Our revenues increased $2.7 million, or 5.64%, to $51.1 million for 2003, compared to $48.4 million for 2002. Revenues for the Pharmaceutical Segment decreased $4.1 million, or 15.2%, to $22.8 million for 2003, compared to $26.9 million for 2002. The decrease was primarily due to a decrease in the number of medical education meetings held for two of our major clients, which was partially offset by an increase in pharmacy and physician programs performed for both new and existing clients. Management is working diligently to hire additional sales personnel to remedy the situation. Revenues for the Business Segment increased $6.7 million, or 31.0%, to $28.3 million for 2003, compared to $21.6 million for 2002. The increase was primarily attributed to an increase in production hours performed on several new and existing programs with our largest client partially offset by a decrease in production hours performed for another significant client.

Our gross profit increased $0.3 million, or 1.7%, to $18.0 million for 2003, compared to $17.7 million in 2002. Our gross profit as a percentage of revenues decreased to 35.2% for 2003 from 36.6% for 2002. Gross profit as a percentage of revenues for the Pharmaceutical Segment increased to 33.3% for 2003, compared to 32.2% for 2002. The increase was primarily due to increased productivity on our pharmacy and physician programs offset by the decrease in revenues at our medical education division. Gross profit as a percentage of revenues for the Business Segment decreased to 36.7% for 2003, compared to 41.2% for 2002. The decrease is attributed to an increase in training costs resulting from more extensive training required by our clients.

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

In the third quarter of 2003, we recognized an impairment loss in the amount of $9.0 million. The impairment was a result of the decrease in the number of medical meetings held by two of our major clients and an overall decline in revenues. Management is working diligently to hire additional sales personnel to remedy the situation. Such impairment loss was for those intangible assets which we have determined that the cash flow from operations plus an estimate of the proceeds from its eventual disposition indicated that there was an impairment of the intangible assets at September 30, 2003 (see Note 4).

Our amortization expense decreased $0.1 million, or 50.0%, to $0.1 million for 2003, compared to $0.2 million for 2002. The decrease was due to the write off of the remaining carrying value of our intangible assets at our medical education division in accordance with SFAS 142 and 144.

Our net interest expense increased $0.8 million, or 133.3%, to $1.4 million for 2003, compared to $0.6 million for 2002. The increase was due to higher deferred financing costs being amortized over six and thirty-six month periods, accretion of the debt discount on our Convertible Notes I which is recorded as interest expense (see Note 10), offset by a decrease in interest expense, as amortized, on a subordinated promissory note with a former stockholder of AM Medica Communications Group, which was settled for $0.7 million and resulted in a gain on debt extinguishment of $0.3 million. In addition, in 2002, interest income from Phoenix Marketing Group (“Phoenix”) and Cultural Access Group (“CAG”) intercompany loans was recorded as interest income while the corresponding interest expense was classified as discontinued operations.

Our income tax benefit from continuing operations increased to $0.5 million in 2003, from $0.1 million in 2002. Our effective tax rate decreased from a benefit of 34% in 2002 to 4.5% in 2003 due to increased losses recorded by the Company which generated net operating loss carryforwards that were partially offset by an increase in the valuation allowance against the corresponding deferred tax assets.

Liquidity and Capital Resources

At December 31, 2004, we had negative working capital of $1.8 million, a decrease of $1.1 million, or 37.9%, from negative working capital of $2.9 million at December 31, 2003. Our primary sources of liquidity consist of cash and cash equivalents, accounts receivable, availability of borrowings under our Debt Agreement and funding from the issuance of convertible debt via private placement. As of December 31, 2004, we had cash and cash equivalents of $2.6 million, compared to $0.5 million as of December 31, 2003.

Net cash provided by operating activities was $3.9 million in 2004, compared net cash used in operating activities of $0.3 million in 2003. The increase was primarily attributed to quicker invoicing of our accounts receivables, collections of our accounts receivables, and better management of our accounts payable. Net cash used in operating activities was $0.3 million in 2003, compared to $1.1 million in 2002. The decrease was due to a decrease in accounts payable and accrued expenses and deferred revenues offset by an increase in other assets.

Our accounts receivable turnover averaged 73.7 days, 73.4 days and 86 days for the years ended December 31, 2004, 2003 and 2002, respectively.

Net cash used in investing activities was $0.7 million in 2004, compared to $1.4 in 2003. The decrease is primarily attributed the certificate of deposit issued in 2003 with no similar issuance in 2004 offset by an increase in capital expenditures to support our growing Pharmaceutical Services and the opening of our Augusta, Maine communications center. Net cash used in investing activities was $1.4 million in 2003, compared to net cash provided by investing activities of $30.2 million in 2002. The decrease is primarily attributed to the sale of our Phoenix and CAG divisions which resulted in net proceeds of approximately $31.8 million offset by an increase in capital expenditures for continuing operations and restricted cash resulting from the issuance of a certificate of deposit for $0.8 million, as part of our refinancing with CapitalSource. The certificate of deposit serves as collateral for a letter of credit which was issued to the landlord of our Maryland facility.

Net cash used in financing activities was $1.1 million in 2004, compared to net cash provided by financing activities of $0.02 million in 2003. The decrease is primarily attributed to collections from accounts receivables and deferred revenues which allowed us to reduce our outstanding debt balance offset by proceeds received from our private placement of 5% Convertible Debt Notes II to accredited investors. Net cash provided by financing activities was $0.02 million in 2003, compared to net cash used in financing activities of $30.3 million in 2002. The increase was primarily attributed to net proceeds from our Phoenix and CAG sales which occurred during 2002 and were used to reduce our outstanding debt with the Bank Group.

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

On April 29, 2003, we entered into the Seventh Amendment and Waiver Agreement (the “Amendment”) to the Credit Facility. The Amendment allowed us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations. In addition, the Amendment increased the effective rate of interest to Bank of America’s prime rate of interest plus 5% and limited the revolving commitment line to $6.1 million through May 14, 2003, with periodic reductions thereafter. The outstanding balance on the Credit Facility was due on July 1, 2003.

On June 10, 2003, we entered into a new revolving credit, term loan and security agreement (“Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”), a commercial finance firm with expertise in the pharmaceutical industry through their healthcare finance lending unit. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”);

up to $0.5 million under a Term Loan (the “Term Loan”) and required us to have initial subscriptions of at least $2.0 million in Convertible Notes on or before July 15, 2003 (see Notes 9 and 10). The Revolver has a three year term and bore interest at the greater of 7.0% or prime rate plus 2.75%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled receivables and billings in excess of cost, as defined. The Term Loan bore interest at the prime rate plus 5.75% with monthly payments of $83,333 commencing on July 1, 2003 through maturity on December 31, 2003. The Term Loan was collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company and was repaid as scheduled.

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

In accordance with Emerging Issues Task Force (“EITF”) No. 95-22, “Accounting for Agreements that Include Both a Subjective Acceleration Clause and a Lock-box Arrangement,” which states that agreements with both subjective acceleration clauses and a lock-box agreement should be classified as a current liability due to the financial institutions’ ability to accelerate the due date of the debt based on certain events outside of our control, we have classified the entire amount outstanding on the Debt Agreement as current portion of indebtedness in the accompanying balance sheets at December 31, 2004 and 2003. Management believes that it has chosen a financial institution that understands our business and is committed to being a business partner thereby reducing the risk that the acceleration clause combined with a lock-box arrangement would impact or shorten the three-year term of the Revolver.

In addition, a letter of credit previously issued to the landlord of our Maryland communication center by the Bank Group was canceled in June 2003. A new letter of credit was issued to the landlord in June 2003 and is collateralized by a certificate of deposit in the original amount of $834,000 (see Note 3).

On July 15, 2003, we sold $2.1 million of our 5% Convertible Promissory Notes and Warrants (“Convertible Notes I”). The securities were offered and sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as promulgated under the Securities Act. The securities were sold only to Accredited Investors including Company officers and directors, as that term is defined under Regulation D. The Convertible Notes I have a 39 month term and bear interest at a rate of 5%. Interest is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Holders of the convertible notes may convert all or any part of the principal amount into shares of the Company’s common stock at any time beginning one year from issuance date until all principal and accrued interest thereon is paid in full, at a conversion price equal to $1.00 per share. The warrants are exercisable, at a purchase price of $0.01 per share of common stock, from one year after the issuance date through 10 years from the vesting date. Proceeds from the sale of these securities were used to fund working capital and operations.

We recorded bad debt expense of approximately $0.6 million during 2003 as a result of severely delinquent accounts receivables from MTI Information Technologies, LLC (“MTI”), which placed us in default of the covenants contained in our Debt Agreement. Therefore, we notified CapitalSource about the potential default of covenants on July 29, 2003, and we entered into the First Amendment (the “First Amendment”) to the Debt Agreement on August 11, 2003, which modified the financial covenants to allow for such event (see Note 9).

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

On January 29, 2004, the Revolving Term Loan and Security Agreeement (the “Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”) was amended to include an Overadvance Agreement (the “Overadvance “) with CapitalSource for a maximum of $0.6 million to fund the expansion of TelAc Teleservices Group (“TelAc”) into Augusta, Maine. The Overadvance is for an 18 month period commencing on January 28, 2004 and bears interest at 11% per annum. Monthly payments of interest only were due until August 1, 2004, when additional monthly principal payments of $50,000 commenced. The Overadvance agreement contains an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earning before interest, taxes, depreciation and amortization (“EBITDA”) if paid at maturity or the occurrence of a triggering event, as defined. Or the greater of $300,000 or 3% of the product of 5 times consolidated annualized EBITDA, if the Overadvance is not paid in full at the maturity date or a triggering event, as defined. The Overadvance is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company. As of December 31, 2004, $0.4 was outstanding on the Overadvance.

On November 12, 2004, we entered into the Third Amendment (the “Third Amendment”) to our Debt Agreement dated June 10, 2003 that modified among other things, the minimum EBITDA, the Fixed Coverage Ratio, the Minimum Cash Velocity, as defined, and the extended the term of the Debt Agreement to June 10, 2009.

On December 15, 2004, we completed a private placement of $1.15 million of Convertible Notes and warrants (“Convertible Notes II”) to purchase up to 1.15 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes II were used to fund working capital and operations. The Convertible Notes II have a 39 month term, bearing interest at a rate of 5% and are convertible after one year from the Effective Date of the Convertible Notes II to common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing December 15, 2005. Interest on the Convertible Notes II is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due under our Debt Agreement have been paid or (ii) CapitalSource has consented to the payment.

In the event that any interest payment is not made within 30 days of its due date, an interest rate of 8% will be retroactively applied to the Effective Date of the Convertible Notes I and II. In the event of a default, as defined, a default rate of the lesser of 16% per annum or the maximum rate of interest allowable by law will be retroactively applied to the Effective Date of the Convertible Notes I and II and additional warrants equaling 50% of the remaining outstanding principal balance of the Convertible Notes I and II plus all accrued and unpaid interest will be required to be issued. We will take all reasonable efforts to file a registration statement so as to permit a public offering and sale by the holders of Convertible Notes II under the Securities Act within 395 days from the Effective Date.

On March 4, 2005, we sold and issued to accredited investors 1,000,000 shares of Access Worldwide Communications, Inc. common stock at a price per share of $1.00, for an aggregate purchase price of approximately $1 million. The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to “accredited investors” under Section 4(2) of the Securities Act and Rule 506 of Regulation D.

We expect to meet our short term liquidity requirements through net cash provided by operations, borrowings under the Debt Agreement, Convertible Notes I and II and Equity raised through private placement. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

The following is a chart of the Company’s approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 31, 2004:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$3,183,000	$3,183,000	$—	$—	$—
Convertible debt	3,250,000	—	3,250,000	—	—
Capital lease obligations	260,000	125,000	135,000	—	—
Operating leases	9,239,000	2,107,000	5,146,000	850,000	1,136,000

Total contractual obligations	$15,932,000	$5,415,000	$8,531,000	$850,000	$1,136,000

The Company has no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest.

Employment Agreements

In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2007, certain of whom are our stockholders. The employment agreements have terms up to five years and require annual base salary payments of $1,779,000 and bonus payments of up to $549,000 per year, including $67,000 accrued severance payable to a former employee.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and are subject to interest rate risk on our Debt Agreement caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangements under the Debt Agreement. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Debt Agreement currently provides for an interest rate of the greater of 7.0% or prime plus 2.75%. The prime rate is the prime rate published by the Wall Street Journal. A one percent change in the prime interest rate would result in a pre-tax impact to us on earnings of approximately $0.03 million.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the Notes thereto, together with the reports thereon of BDO Seidman, LLP dated March 21, 2005, and of PricewaterhouseCoopers LLP dated March 14, 2003, except as to information in the eighth paragraph of Note 9, which is as of April 3, 2003, are filed as part of this Form 10-K.

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

ITEM 9B.	Other Information

None.

PART III

The information required by Items 10, 11, 12, 13 and 14 (except for the information required by Item 12 required by Item 201(d) of Regulation S-K) will be set forth in our Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed no later than April 30, 2005, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,268,365	$0.66	660,635

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

The following reports and Consolidated Financial Statements and the Notes thereto are filed as part of this report beginning on page F-1, pursuant to Item 8.

(a)(1) Financial Statements.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Common Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Schedule.

Schedule II: Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2003, and 2002

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	$707,372	$68,694	$—	$776,066
Deferred tax asset valuation allowance	16,663,059	1,796,011	—	18,459,070
Year ended December 31, 2003:
Allowance for doubtful accounts	$129,430	$903,372	$(325,430)	$707,372
Deferred tax asset valuation allowance	11,925,245	4,737,814	—	16,663,059
Year ended December 31, 2002 (1):
Allowance for doubtful accounts	80,723	225,050	(176,343)	129,430
Deferred tax asset valuation allowance	14,595,513	—	(2,670,268)	11,925,245

All other schedules have been omitted because they are not applicable or are not required under Regulation S-X.

(1)	Includes changes associated with discontinued operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Access Worldwide Communications, Inc.

We have audited the accompanying consolidated balance sheets of Access Worldwide Communications, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in common stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2004. We have also audited the schedule for the years ended December 31, 2004 and 2003 listed in the index appearing under Item 15 (a)(2) on page 31. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule for the years ended December 31, 2004 and 2003 presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

West Palm Beach, Florida

March 21, 2005

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

Access Worldwide Communications, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 31 present fairly, in all material respects, the results of operations and cash flows of Access Worldwide Communications, Inc. and its subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 31 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As described in Note 2, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from continuing operations through December 31, 2002 and has the negative working capital at December 31, 2002. As more fully described in Note 9, on April 1, 2003, the Company failed to reduce the amount outstanding under its Credit Facility to $5.7 million, as required by the terms of the Credit Facility. The outstanding balance on the existing Credit Facility is due on July 1, 2003. The Company’s plan to renegotiate or refinance the terms of the outstanding Credit Facility are described in Note 9. The lack of long-term financing raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from outcome of this uncertainty.

PricewaterhouseCoopers LLP

Ft. Lauderdale, FL

March 14, 2003, except as to the eighth paragraph of Note 9, which is as of April 3, 2003

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$2,570,546	$472,722
Restricted cash	122,000	123,000
Accounts receivable, net of allowance for doubtful accounts of $776,066 and $707,372, respectively	7,567,448	11,069,284
Unbilled receivables	398,547	1,176,797
Taxes receivable	—	658,666
Other assets, net	1,001,671	950,761

Total current assets	11,660,212	14,451,230

Property and equipment, net	3,614,322	3,881,954
Restricted cash	589,000	711,000
Other assets, net	146,177	434,769

Total assets	$16,009,711	$19,478,953

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of indebtedness	$2,955,450	$5,098,999
Current portion of indebtedness - related parties	352,334	383,334
Accounts payable	739,438	824,213
Accrued expenses	3,022,695	4,837,301
Grants payable	2,257,000	2,011,250
Accrued salaries, wages and related benefits	1,204,301	1,347,385
Deferred revenue	2,981,859	2,852,628
Accrued interest and other related party expenses	12,673	13,304

Total current liabilities	13,525,750	17,368,414

Long-term portion of indebtedness	135,008	97,768
Other long-term liabilities	786,386	775,109
Convertible Notes, net	1,427,685	987,336
Mandatorily redeemable preferred stock, $0.01 par value: 2,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	19,874,829	23,228,627

Commitments and contingencies

Common stockholders’ deficit:
Common stock, $0.01 par value: voting: 20,000,000 shares authorized; 10,841,719 and 9,740,501 shares issued and outstanding, respectively	108,417	97,405
Additional paid-in capital	66,228,271	64,950,294
Accumulated deficit	(70,182,006)	(68,770,973)
Deferred compensation	(19,800)	(26,400)

Total common stockholders’ deficit	(3,865,118)	(3,749,674)

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ deficit	$16,009,711	$19,478,953

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
Revenues	$47,466,996	$51,084,021	$48,433,535
Cost of revenues	27,011,413	33,083,567	30,761,608

Gross profit	20,455,583	18,000,454	17,671,927

Selling, general and administrative expenses	20,552,995	20,071,546	17,256,815
Impairment of intangible assets	—	8,951,856	—
Gain on extinguishment of indebtedness – related party	—	(299,555)	—
Amortization expenses	—	111,044	242,136

(Loss) income from operations	(97,412)	(10,834,437)	172,976

Interest income	16,160	14,252	37,566
Interest income – related parties	—	—	197,484
Interest expense – related parties	(87,003)	(111,979)	(284,528)
Interest expense	(1,242,778)	(1,254,580)	(532,476)

Loss before income tax benefit	(1,411,033)	(12,186,744)	(408,978)
Income tax benefit	—	(546,204)	(139,053)

Loss from continuing operations	(1,411,033)	(11,640,540)	(269,925)

Discontinued operations (Note 5):
Loss from discontinued operations, net of income tax benefit of $195,742 in 2002	—	—	(379,969)
Gain on disposal of segments, net of income tax expense of $1,505,676 in 2002	—	—	8,540,722

	—	—	8,160,753

Net (loss) income	$(1,411,033)	$(11,640,540)	$7,890,828

Basic (loss) earnings per share of common stock:
Continuing operations	$(0.14)	$(1.20)	$(0.03)
Discontinued operations	$0.00	$0.00	$0.84
Net (loss) income	$(0.14)	$(1.20)	$0.81

Diluted (loss) earnings per share of common stock:
Continuing operations	$(0.14)	$(1.20)	$(0.03)
Discontinued operations	$0.00	$0.00	$0.84
Net (loss) income	$(0.14)	$(1.20)	$0.81

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

COMMON STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2002, 2003 and 2004

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2001	9,740,001	$97,400	$63,636,069	$(65,021,261)	$—	$(1,287,792)
Net income for the year ended December 31, 2002	—	—	—	7,890,828	—	7,890,828

Balance, December 31, 2002	9,740,001	97,400	63,636,069	(57,130,433)	—	6,603,036

Deferred compensation	—	—	33,000	—	(33,000)	—
Value of warrants issued in connection with Convertible Notes I	—	—	840,000	—	—	840,000
Beneficial conversion feature associated with Convertible Notes I	—	—	441,000	—	—	441,000
Amortization of deferred compensation	—	—	—	—	6,600	6,600
Common stock options exercised	500	5	225	—	—	230
Net loss for the year ended December 31, 2003	—	—	—	(11,640,540)	—	(11,640,540)

Balance, December 31, 2003	9,740,501	$97,405	$64,950,294	$(68,770,973)	$(26,400)	$(3,749,674)

Common stock issued to pay accrued bonuses compensation	143,216	1,432	85,930	—	—	87,362
Value of warrants issued in connection with amended Debt Agreement	—	—	68,360	—	—	68,360
Value of warrants issued in connection with Convertible Notes II	—	—	609,500	—	—	609,500
Beneficial conversion feature associated with Convertible Notes II	—	—	494,500	—	—	494,500
Amortization of deferred compensation	—	—	—	—	6,600	6,600
Common stock options exercised	38,002	380	19,687	—	—	20,067
Common stock warrants exercised	920,000	9,200	—	—	—	9,200
Net loss for the year ended December 31, 2004	—	—	—	(1,411,033)	—	(1,411,033)

Balance, December 31, 2004	10,841,719	$108,417	$66,228,271	$(70,182,006)	$(19,800)	$(3,865,118)

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(1,411,033)	$(11,640,540)	$7,890,828
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,251,646	1,620,632	1,835,492
Impairment of intangible assets	—	8,951,856	—
Gain on extinguishment of indebtedness – related party	—	(299,555)	—
Gain on disposition of discontinued operations	—	—	(10,046,398)
Changes in discontinued operations	—	—	(694,922)
Allowance for doubtful accounts	68,694	903,372	93,440
Amortization of deferred compensation	6,600	6,600	—
Amortization of deferred financing costs	158,483	512,635	—
Accretion of discount on Convertible Notes	394,349	168,336	—
Changes in operating assets and liabilities, excluding effects from disposition:
Accounts receivable	3,433,142	(2,308,803)	(11,417)
Unbilled receivables	778,250	1,828,538	703,818
Other assets	806,225	(922,749)	3,528,532
Accounts payable, grants payable and accrued expenses	(1,642,354)	(407,255)	(3,992,401)
Accrued salaries, wages and related benefits	(55,722)	(852,477)	843,274
Deferred revenue	129,231	2,135,318	(1,255,889)
Accrued interest and related party expenses	(631)	(14,407)	(8,262)

Net cash provided by (used in) operating activities	3,916,880	(318,499)	(1,113,905)

Cash flows from investing activities:
Additions to property and equipment, net	(832,848)	(587,006)	(1,338,847)
Decrease (increase) in restricted cash	123,000	(834,000)	—
Additions to property and equipment from discontinued operations, net	—	—	(267,830)
Net proceeds from sale of discontinued operations	—	—	31,832,681

Net cash (used in) provided by investing activities	(709,848)	(1,421,006)	30,226,004

Cash flows from financing activities:
Payments on capital leases	(20,014)	(46,056)	(14,806)
Issuance of common stock	29,267	230	—
Net payments under Credit Facility and Debt Agreement	(2,212,461)	(64,300)	(28,983,587)
Loan origination fees	(25,000)	(933,454)	253,161
Proceeds from issuance of Convertible Notes	1,150,000	2,100,000	—
Payments on related party debt	(31,000)	(1,041,402)	(1,543,080)

Net cash (used in) provided by financing activities	(1,109,208)	15,018	(30,288,312)

Net increase (decrease) in cash and cash equivalents	2,097,824	(1,724,487)	(1,176,213)

Cash and cash equivalents, beginning of year	472,722	2,197,209	3,373,422

Cash and cash equivalents, end of year	$2,570,546	$472,722	$2,197,209

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$700,085	$656,499	$1,176,346

Income taxes	$3,000	$13,981	$1,021,000

Non-Cash Investing and Financing Activities:
Equipment acquisitions through capital leases	$171,954	$119,800	$—

Issuance of common stock to pay bonuses	$87,362	$—	$—

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

Established in 1983, Access Worldwide Communications, Inc. (“Access Worldwide,” “Access”, “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries’) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. As of December 31, 2004, we had, in addition to our offices located in Boca Raton, Florida, that house our corporate headquarters and one of our communication centers, two offices located in the Washington, D.C. metropolitan area, one in New York City and another in Augusta, Maine. We are in the process of entering into a lease agreement for a 350 seat communications center based in Manila, Philippines, which will provide us with an offshore presence. We provide services through the following two business segments:

•	Pharmaceutical Services (“Pharmaceutical”) Segment, which consists of our medical education business, AM Medica Communications Group (“AM Medica”), and our pharmaceutical communication center, TMS Professional Markets Group (“TMS”), that provide medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services (“Business”) Segment, which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”) that provides telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, insurance and consumer products industries.

We believe that our ability to provide specialized marketing programs supported by technological systems helps to differentiate us in the highly fragmented outsourced marketing services industry.

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Such estimates consist primarily of percentage of completion revenues, allowance for doubtful accounts, valuation allowances on net deferred tax assets and the useful lives and valuation of long-lived assets, including property and equipment, goodwill, intangible assets and accrued expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered cash and cash equivalents.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Accounts Receivable

We extend credit to our customers in the normal course of business. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. While such bad debt expenses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same collectability rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of accounts receivable, including the credit-worthiness, financial stability and effects of market conditions on each client.

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the receipt of our Debt Agreements. These fees, which are included in other assets in the accompanying consolidated balance sheets, are amortized as interest expense over the life of each Debt Agreement.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or the life of the asset. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations in the period. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for major renewals that extend the useful lives are capitalized.

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

SFAS No. 142 requires that goodwill be tested annually for impairment, or whenever events or circumstances indicate that the carrying value of goodwill may not be recoverable, using a two-step process. The first step is to identify a potential impairment, and, in the year of transition, this step must also be measured as of the beginning of the fiscal year, January 1, 2002. The second step of the goodwill impairment test measures the amount of the impairment loss, if any, and must be completed by the end of our fiscal year. We completed the first step of the goodwill impairment test as of January 1, 2002 during the second quarter of 2002 and determined that there was no impairment to goodwill. We were also required to perform an annual impairment test of goodwill, which we completed in the fourth quarters of 2002 and the third quarter of 2003. We determined that there was no impairment of goodwill based on the 2002 annual impairment test. We determined there was impairment of goodwill based on the 2003 annual impairment test, as discussed in Note 4.

Long-Lived Assets

Effective January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires the measurement and recognition of the impairment of (i) long-lived assets to be held and used and (ii) long-lived assets to be held for sale.

Long-lived assets, excluding indefinite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment loss on assets is recognized based on the excess of the asset’s carrying amount over the fair value of the assets, and the long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Grants Payable

Grants payable represent amounts to be disbursed to client determined recipients.

Convertible Instruments

In 2003 and 2004, we issued debt instruments which are convertible into our common stock and include the issuance of warrants. These financing transactions are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No.’s 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, the beneficial conversion feature embedded in the convertible instrument and the value allocated to the related warrants based upon a relative fair allocation of the proceeds of the instrument is recognized on the balance sheet as debt discount. The debt discount is amortized as interest expense over the life of the respective debt instrument using the effective interest method.

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

Revenue Recognition

We provide a variety of services to a diverse client base. The principal sources of revenue and manner of recognition are as follows:

•	For medical education and meeting programs, we recognize revenue on the percentage of completion method which at times results in unbilled receivables. Under this method, estimated revenues and costs of sales are generally accrued based on project milestones.

•	For teleservices projects, we bill clients and recognize revenue on one of the following bases: production hours, inbound minutes, completed presentations, phone calls placed or received, sales made per hour or a fixed monthly fee. Revenues are recognized as the services are performed.

In addition, prior to our sale of Phoenix and CAG, our principal sources of revenue and manner of recognition also included the following:

•	For customized or non-standard database projects, we billed either on a fixed fee or on a per item basis, and revenues were recognized upon delivery of data to the client. Monthly or other scheduled data services were billed and revenue was recognized on a straight-line basis over the life of the service.

•	For sample fulfillment services, we billed on a per item basis and recognized revenues when services were rendered.

•	For market research projects, we generally billed and collected fixed project fees in periodic installments over the life of the project including a percentage of the total project costs at the execution of a contract. Revenues were recognized on the percentage of completion method and at times resulted in unbilled receivables.

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

Stock-Based Compensation

Options granted under our stock-based compensation plan to employees are accounted for using the intrinsic value method. We do not recognize compensation expense in connection with granting stock options to employees as the strike price of the option at the time of grant generally equals the fair market value of our stock at such time. Options granted under our stock-based compensation plan to non-employees are accounted for based on fair value accounting rules. Vesting terms are determined by the Compensation Committee at the time of grant on a graded basis.

No compensation cost has been recognized for options granted under our stock-based compensation plan, except for a grant of 150,000 stock options to an executive of the Company with a strike price of $0.50 per share on January 2, 2003. We recorded unearned stock compensation for the intrinsic value of the award ($33,000) in connection with the grant. Such amount, which is shown as a reduction of stockholders’ deficit is being amortized as compensation expense over the related vesting period. Had compensation cost been determined based on the fair value accounting rules at the grant dates for awards under the Plan, our net (loss) income and (loss) income per share would have been increased or decreased to the following pro forma amounts:

	Years Ended December 31,
	2004	2003	2002
Net (loss) income
As reported	$(1,411,033)	$(11,640,540)	$7,890,828
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effect	6,600	6,600	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(194,196)	(157,241)	(167,835)

Pro forma	$(1,598,629)	$(11,791,181)	$7,722,993

(Loss) income per share
As reported
Basic	$(0.14)	$(1.20)	$0.81
Diluted(1)	(0.14)	(1.20)	0.81

Pro forma
Basic	$(0.16)	$(1.21)	$0.79
Diluted(1)	(0.16)	(1.21)	0.79

(1)	Since the effects of stock options, warrants and convertible debt are anti-dilutive, these effects have not been included in the calculation of dilutive earnings per share (“EPS”).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model (“the Model”) with the following assumptions used for grants during the years ended December 31:

	2004	2003	2002
Divided yield	0%	0%	0%
Expected volatility	111%	113%	117%
Risk-free interest rate (weighted average)	3.07%	3.40%	3.97%
Expected option term	5 years	5 years	5 years
Nominal option term	10 years	10 years	10 years

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

Reclassifications

Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform to the 2004 presentation. Such reclassifications did not change our net loss or total common stockholders’ deficit as previously reported.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which provided guidance on how to identify variable interest entities (“VIEs”) and determine when the assets, liabilities, non-controlling interests, and results of operations of VIEs need to be included in a company’s consolidated financial statements. FIN 46 was applicable to VIEs created after January 31, 2003. In the original provisions of FIN 46, VIEs created prior to February 1, 2003, were to be consolidated effective December 31, 2003. Disclosures were required currently if the Company expects to consolidate any VIEs. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 to FIN 46R. The revised provisions were effective no later than the first reporting period ending after March 31, 2004. FIN 46R had no impact on the Company’s consolidated financial statements.

In December 2004, SFAS No. 123R, “Share-Based Payments,” which addresses the accounting for employee stock options, was issued. SFAS No. 123R revised the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the award. This statement is effective for all public entities who file as of the beginning of the first interim period beginning after June 15, 2005. The Company plans to implement SFAS 123R on its effective date. The Company is currently evaluating the two methods of adoption allowed by SFAS 123R: the modified-prospective transition method and the modified-retrospective transition method and has yet to determine what effect the adoption of this statement will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – a amendment of APB Opinion No. 29. The amendment eliminates the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Under APB 29, accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset is to be based upon the recorded amount of the asset relinquished (carryover basis with no gain or loss recognition). The transaction will now be accounted for based upon the fair value of the assets exchanged. The Statement is effective for exchanges occurring in fiscal years beginning after June 15, 2005 and is to be applied prospectively. This statement is not expected to have a material impact on the Company.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. RESTRICTED CASH

We have obtained a letter of credit (“Letter of Credit”) in the amount of $834,000 to replace the letter of credit issued to the landlord of our Maryland communication center in 2001. The Letter of Credit was collateralized by a certificate of deposit in the same amount (see Note 9). Therefore, such certificate of deposit is classified as restricted cash in the accompanying balance sheets at December 31, 2004 and 2003.

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the Letter of Credit will be reduced to the amount shown on each anniversary date as follows:

May 2005	$589,000
May 2006	466,000
May 2007	343,000
May 2008 through 2010	221,000

4. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	Useful Life In Years	December 31, 2002
Infinite-lived:
Goodwill		$8,848,912

Finite-lived:
Customer lists	5	1,027,280
Non-compete agreements	7	256,820

		1,284,100
Less: accumulated amortization		(1,070,112)

		213,988

Intangible assets, net		$9,062,900

The changes in the carrying amounts of finite-lived and infinite-lived assets for the year ended December 31, 2003 were as follows:

Pharmaceutical
Balance as of January 1, 2003	$9,062,900
Amortization expense	(111,044)
Goodwill and finite-lived asset written off related to impairment	(8,951,856)

Balance as of December 31, 2003	$—

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. INTANGIBLE ASSETS – (Continued)

During the three months ended September 30, 2003, we experienced a significant reduction in revenues from our medical education division. In accordance with SFAS No. 144, we first compared the carrying value of the finite-lived intangibles to their estimated fair value, which resulted in an excess of carrying value over estimated fair value of approximately $103,000. In accordance with SFAS No. 142, we then performed a two-step goodwill impairment assessment. The first step of the test compared the book value of our reporting unit to its estimated fair value. The estimated fair value of the reporting unit was computed using the present value of future cash flows as of September 30, 2003. In the second step of the impairment test, we compared the implied fair value of goodwill to its book value. As a result of performing these assessments, we determined that the division’s goodwill and intangible assets were impaired resulting in a charge of approximately $9.0 million which effectively brought the carrying value of our intangible assets to zero.

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

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. DISCONTINUED OPERATIONS – (Continued)

In addition to the classification of the gain on the disposal of the segments as discontinued operations, we reclassified the loss from the operations of the segments, net of the related income tax benefit, for the period from January 1, 2002 until the date of the transactions to discontinued operations in the accompanying statement of operations. Revenues and operating loss for these two divisions were:

For the Year Ended December 31, 2002
Cultural Access Group
Revenues	$358,008
Operating loss	$(370,998)

Phoenix Marketing Group
Revenues	$4,207,194
Operating loss	$(7,189)

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life In Years	December 31,
		2004	2003
Furniture and fixtures	7	$1,546,420	$1,530,487
Telephone and office equipment	7	4,035,718	3,614,491
Computer equipment	3-5	4,926,357	4,515,824
Leasehold improvements	Life of lease	2,025,354	1,930,593
Fixed assets not placed in service		8,129	—

		12,541,978	11,591,395
Less: Accumulated depreciation and amortization		(8,927,656)	(7,709,441)

Property and equipment, net		$3,614,322	$3,881,954

Depreciation and amortization expense from continuing operations (including property and equipment held under capital leases) was $1,251,646, $1,509,588 and $1,593,356 for the years ended December 31, 2004, 2003 and 2002, respectively.

7. REVENUES FROM SIGNIFICANT CUSTOMERS

For the year ended December 31, 2004, 2003 and 2002, a substantial portion of our revenues was derived from three customers, which were included in the Pharmaceutical and Business Services Segments (see Note 19).

	For the year ended December 31,
Revenues	2004	2003	2002
Client A	36%	36%	14%
Client B	16%	3%	3%
Client C	11%	17%	28%

Accounts Receivable
Client A	30%	20%	15%
Client B	9%	1%	2%
Client C	4%	63%	35%

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. INCOME TAXES

The (benefit) expense for income taxes consists of the following:

	For the Years Ended December 31,
	2004	2003	2002
Current tax (benefit) expense :
Federal	$—	$(546,204)	$595,494
State	—	—	575,387

	—	(546,204)	1,170,881

Deferred tax benefit:
Federal	—	—	—

	$—	$(546,204)	$1,170,881

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net deferred tax liabilities are comprised of the following:

	December 31,
	2004	2003
Deferred tax assets:
Accrued severance pay	$—	$48,256
Accrued bonus	190,034	—
Bad debt expense	313,401	301,200
Accrued vacation pay	65,009	83,972
AMT credit	178,664	178,664
Depreciation	37,740	738,762
Amortization of goodwill	11,602,314	11,921,398
Federal and state net operating loss carryforwards	6,033,731	3,515,149
Other	38,177	—

Gross deferred tax assets	18,459,070	16,787,401
Less: valuation allowance	(18,459,070)	(16,663,059)

Net deferred tax assets	—	(124,342)

Deferred tax liabilities:
Other	—	(124,342)

Gross deferred tax liabilities	—	(124,342)

Net deferred taxes	$—	$—

At December 31, 2004, we had approximately $7,914,000 of net operating loss (“NOL”) carryforwards for federal income tax purposes and approximately $38,973,000 for state income tax purposes, which expire at various times through 2025.

Deferred tax assets and liabilities are included in other current assets and accrued expenses, respectively. A valuation allowance to reduce deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative is required. We recorded a valuation allowance of $18,459,070 and $16,663,059 at December 31, 2004 and 2003, respectively, which primarily relates to intangible assets and net operating loss carryforwards.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. INCOME TAXES – (Continued)

Our effective tax rate was different from the federal statutory rate as follows:

	For the Years Ended December 31,
	2004	2003	2002
Statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(8)	(6)	(6)
Valuation allowance	42	40	29
Benefit of NOL carryback	0	5	—
Amortization and write-off of goodwill	—	—	(2)

	0%	5%	13%

9. INDEBTEDNESS

	December 31,
	2004	2003
Our borrowings consist of the following:
Revolving Credit, Term Loan and Security Agreement (collectively the “Debt Agreement”)	$2,830,533	$5,042,994
6% subordinated promissory note due to former stockholder of TeleManagement Services (“TMS”); interest at default rate of 10% per year. Principal and interest payments restricted per subordination agreement to the Debt Agreement	352,334	383,334
Capital leases payable in monthly installments through July 2007	259,925	153,773

	3,442,792	5,580,101
Less: current portion	(3,307,784)	(5,482,333)

	$135,008	$97,768

On March 12, 1999, we received from a syndicate of financial institutions (the “Bank Group”), (i) a revolving credit facility of $40,000,000 and (ii) a term loan facility of $25,000,000 (the “Term Loan”) (collectively, the “Credit Facility”). All of the foregoing bore interest at formula rates ranging from either (i) the higher of (a) the Federal Funds Rate plus 0.50% and (b) the prime lending rate, plus an applicable margin ranging from 0.0% to 1.0% or (ii) LIBOR, plus an applicable margin ranging from 1.25% to 2.50%. We were required to pay a commitment fee on the unused portions of the Credit Facility.

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

9. INDEBTEDNESS – (Continued)

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

On April 29, 2003, we entered into the Seventh Amendment and Waiver Agreement (the “Amendment”) to the Credit Facility. The Amendment allowed us to continue to use cash proceeds generated in the ordinary course of business to fund working capital and operations. In addition, the Amendment increased the effective rate of interest to Bank of America’s prime rate of interest plus 5% and limited the revolving commitment line to $6.1 million through May 14, 2003, with periodic reductions thereafter. The outstanding balance on the Credit Facility was due on July 1, 2003.

On June 10, 2003, we entered into a Revolving Credit, Term Loan and Security Agreement (“Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”), a commercial finance firm with expertise in the pharmaceutical industry through their healthcare finance lending unit. The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”); up to $0.5 million under a Term Loan (the “Term Loan”) and required us to have initial subscriptions of at least $1.5 million of Convertible Notes on June 10, 2003 and at least $2.0 million in Convertible Notes on or before July 15, 2003. The Revolver has a three year term and bears interest at the greater of 7.0% or prime rate plus 2.75%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled receivables and billings in excess of cost, as defined. The Term Loan bore interest at the prime rate plus 5.75% with monthly payments of $83,333 commencing on July 1, 2003 through maturity on December 31, 2003. The Revolver is collateralized by primarily all of our tangible and intangible assets. The Term Loan was collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company. The Term Loan was repaid as scheduled. The terms of our Debt Agreement prohibit us from making dividend payments.

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

In accordance with EITF No. 95-22, “Accounting for Agreements that Include Both a Subjective Acceleration Clause and a Lock-box Arrangement,” which states that agreements with both subjective acceleration clauses and a lock-box agreement should be classified as a current liability due the financial institutions’ ability to accelerate the due date of the debt based on certain events outside of our control, we have classified the entire amount outstanding on the Debt Agreement as current portion of indebtedness in the accompanying balance sheets at December 31, 2004 and 2003.

In addition, a letter of credit previously issued to the landlord of our Maryland communication center by the Bank Group was canceled in June 2003. A new letter of credit was issued to the landlord in June 2003 and is collateralized by a certificate of deposit in the original amount of $834,000 (see Note 3).

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

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. INDEBTEDNESS – (Continued)

On January 29, 2004, the Revolving Term Loan and Security Agreement (the “Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”) was amended to include an Overadvance Agreement (the “Overadvance “) with CapitalSource for a maximum amount of $600,000 to fund the expansion of TelAc Teleservices Group (“TelAc”) into Augusta, Maine. The Overadvance is for an 18 month period commencing on January 28, 2004 and bears interest at 11% per annum. Monthly payments of interest only were due until August 1, 2004, when additional monthly principal payments of $50,000 commenced. The Overadvance agreement contains an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earning before interest, taxes, depreciation and amortization (“EBITDA”) if paid at maturity or the occurrence of a triggering event as defined. Or the greater of $300,000 or 3% of the product of 5 times consolidated annualized EBITDA, if the Overadvance is not paid in full at the maturity date or a triggering event as defined. The Overadvance is collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company. As of December 31, 2004, $350,000 was outstanding on the Overadvance.

On November 2, 2004, we entered into discussions with Capital Source regarding non-compliance of our Minimum EBITDA and Fixed Coverage Ratio covenants, as defined in our Debt Agreement, as of September 30, 2004. On November 12, 2004, we entered into the Third Amendment (the “Third Amendment”) to our Debt Agreement dated June 10, 2003 that modified among other things, the minimum EBITDA, the Fixed Coverage Ratio, the Minimum Cash Velocity, as defined, and extended the term of the Debt Agreement to June 10 2009.

On November 16, 2004, the compensation committee approved the issuance of 100,000 warrants to purchase the Company’s common stock to Shawkat Raslan, Chief Executive Officer of Access for his personal guarantee of $1.0 million on our Debt Agreement. The warrants have an exercise price of $0.01 per share, a ten-year term, and are exercisable as follows: 33,000 shares at issuance, 33,000 shares on November 16, 2005 and 34,000 shares at November 16, 2006. The warrants were valued at approximately $68,400, using a Black-Scholes option pricing model, which has been recorded as debt issuance cost and is being amortized as additional interest expense from November 16, 2004 through June 10, 2009, the extended term of the Debt Agreement.

As of December 31, 2004, we were in compliance with our financial covenants contained in our Debt Agreement. Aggregate annual principal maturities for indebtedness as of December 31, 2004 are as follows:

2005	$3,307,784
2006	99,296
2007	35,712

$3,442,792

10. CONVERTIBLE NOTES

In conjunction with our Debt Agreement, on July 15, 2003 (the “Effective Date”), we completed a private placement of $2.1 million of Convertible Notes and warrants (“Convertible Notes I) to purchase up to 1.05 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes I were used to fund working capital and operations. The Convertible Notes I have a 39 month term, bearing interest at a rate of 5% and are convertible after one year from the Effective Date of the Convertible Notes I to common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing July 15, 2004. Interest on the Convertible Notes I is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due under our Debt Agreement have been paid or (ii) CapitalSource has consented to the payment. During 2004, warrants to purchase 920,000 shares of the Company’s common stock were exercised for cash proceeds of $9,200. At December 31, 2004, warrants to purchase 130,000 shares of common stock remained outstanding.

On August 24, 2004, we filed a registration statement on Form S-3 to permit a public offering and sale of shares of common stock into which the Convertible Notes I are convertible, and of the shares of common stock issueable upon exercise of the warrants. The registration statement was declared effective on September 7, 2004.

We have recorded a debt discount of approximately $1,281,000 consisting of the intrinsic value of the beneficial conversion option of $441,000 and the portion of the proceeds allocated to the warrants of $840,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the Convertible Notes I. The debt discount is being amortized over the contractual life of the Convertible Notes I as additional interest expense using the effective interest method. During 2004 and 2003, approximately $381,000 and 168,000, respectively, of debt discount was amortized as interest expense.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. CONVERTIBLE NOTES – (Continued)

On December 15, 2004, we completed a private placement of $1.15 million of Convertible Notes and warrants (“Convertible Notes II”) to purchase up to 1.15 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes II were used to fund working capital and operations. The Convertible Notes II have a 39 month term, bearing interest at a rate of 5% and are convertible beginning after one year from the Effective Date, as defined, of the Convertible Notes II into common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing December 15, 2005. Interest on the Convertible Notes II is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due under our Debt Agreement have been paid or (ii) CapitalSource has consented to the payment.

In the event that any interest payment is not made within 30 days of its due date, an interest rate of 8% will be retroactively applied to the Effective Date of the Convertible Notes I and II. In the event of a default, as defined, a default rate of the lesser of 16% per annum or the maximum rate of interest allowable by law will be retroactively applied to the Effective Date of the Convertible Notes I and II and additional warrants equaling 50% of the remaining outstanding principal balance of the Convertible Notes I and II plus all accrued and unpaid interest will be required to be issued.

We will take all reasonable efforts to file a registration statement so as to permit a public offering and sale by the holders of Convertible Notes II under the Securities Act within 395 days from December 15, 2004.

We have recorded a debt discount of approximately $1,104,000 consisting of the intrinsic value of the beneficial conversion option of $494,500 and the portion of the proceeds allocated to the warrants of $609,500, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the Convertible Notes II. The debt discount is being amortized over the contractual life of the Convertible Notes II as additional interest expense using the effective interest method. During 2004, approximately $13,100 of debt discount was amortized as interest expense.

Aggregate annual principal maturities for convertible debt as of December 31, 2004 are as follows:

2006	$2,100,000
2008	1,150,000

$3,250,000

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. WARRANT PAYABLE

The Warrant was issued to the Bank Group on April 3, 2001 to purchase approximately 1.5 million shares of our common stock at an exercise price of $.01 per share, and was scheduled to expire on April 3, 2011. The Warrant was effectively canceled with the repayment of approximately $28.9 million of the outstanding balance of the Credit Facility and the execution of the Fifth Amendment during 2002.

12. MANDATORILY REDEEMABLE PREFERRED STOCK

We have outstanding 40,000 shares of mandatorily redeemable preferred stock (the “Preferred Stock”) which entitles the holders to dividends payable in cash and non-cash distributions equal to the product of (x) 8.33 and (y) any per share dividend and distributions paid on shares of the common stock. The Preferred Stock is mandatorily redeemable by us at a price of $100 per share upon public offerings subsequent to February 13, 1998, a change of control or when we achieve net income of $10 million over four consecutive quarters.

13. (LOSS) EARNINGS PER COMMON SHARE

The following is the computation of basic and diluted loss per common share:

	For the Years Ended December 31,
	(Loss) Earnings (Numerator)	Shares (Denominator)	Per Share Amount
2004
Basic	$(1,411,033)	10,008,271	$(0.14)

Loss per share of common stock—diluted(1)	$(1,411,033)	10,008,271	$(0.14)

2003:
Basic	$(11,640,540)	9,740,418	$(1.20)

Loss per share of common stock—diluted	$(11,640,540)	9,740,418	$(1.20)

2002:
Basic	$7,890,828	9,740,001	$0.81

Earnings per share of common stock—diluted	$7,890,828	9,740,001	$0.81

(1)	Due to our net loss for 2004 and 2003, common stock equivalents for convertible debt, outstanding stock options and warrants to purchase 5,898,365 and 4,457,300 shares of common stock, respectively, were excluded from the computation of diluted net loss per common stock because they were anti-dilutive.

14. STOCK OPTION PLAN

In March 2001, the Board of Directors approved an increase in the number of available options to 1,429,000. Then in July 2002, the Board of Directors and the shareholders of the Company approved an increase in the number of options to 1,929,000. As of December 31, 2004, 2003 and 2002, there were 660,635, 621,700 and 891,850, respectively, stock options available for issuance.

A summary of the status of the Plan as of December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below:

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,307,300	$0.68	1,037,150	$0.74	956,250	$1.43
Granted	238,000	0.66	390,000	0.70	645,000	0.48
Exercised	38,002	0.53	500	0.46	—	—
Forfeited	238,933	0.77	119,350	1.27	564,100	1.55

Outstanding at end of year	1,268,365	0.66	1,307,300	0.68	1,037,150	0.74

Options exercisable at end of Year	447,255		294,677		172,572

Weighted-average fair value of options granted during the year		$0.52		$0.62		$0.40

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14. STOCK OPTION PLAN – (Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.25-$0.93	1,234,265	7.9	$0.61	415,755	$0.62
$1.25-$2.38	31,000	4.9	1.68	28,400	$1.62
$9.00-$12.00	3,100	3.0	11.03	3,100	$11.03

$0.25-$12.00	1,268,365	7.8	$0.66	447,255	$0.76

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. RELATED PARTY TRANSACTIONS

We paid $72,000, $133,000 and $151,800 in consulting fees to a member of the Board of Directors and the holder of our subordinated promissory note for consulting services rendered during the years ended December 31, 2004, 2003 and 2002, respectively.

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

We paid $16,000 in 2004 and 2003 to the Chief Executive Officer for office space in Greenwich, Connecticut which serves as the principal offices for the Chief Executive Officer of Access. In addition, during November 2004, we issued warrants to purchase 100,000 shares of the Company’s common stock to the Chief Executive Officer of Access in return for a $1.0 million personal guarantee on our Debt Agreement (see Note 9).

As of December 31, 2004, the Board of Directors and certain executive management have invested $950,000 and $750,000 in the Company’s Convertible Notes I and Convertible Notes II, respectively (see Note 10). In addition, a greater than 5% shareholder has invested $25,000 and $75,000 in the Convertible Notes I and Convertible Notes II, respectively.

During 2004, we paid $15,500 for moderating services to New Dawn Medical Moderator, which is owned by the spouse of the Chief Operating Officer of TMS.

16. DEFINED CONTRIBUTION PLANS

We have defined contribution employee benefit plans which cover substantially all of our employees. We may make discretionary contributions to our plans. During the years ended December 31, 2004, 2003 and 2002, no amounts were contributed to the plans.

17. COMMITMENTS AND CONTINGENCIES

Employment Agreements

In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2007, certain of whom are our stockholders. The employment agreements have terms up to five years and require annual base salary payments of $1,779,000 and bonus amounts of up to $549,000 per year, excluding $67,000 accrued severance payable to a former employee.

Legal Proceedings

We are involved in legal actions arising in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows except for the following:

On July 18, 2003, we filed suit against MTI Information Technologies, LLC (“MTI”) in Broward County, Florida. The lawsuit seeks enforcement of our pharmaceutical telemarketing service contract (the “Contract”) with MTI for services rendered. We performed pharmaceutical telemarketing services for MTI from November 2001 to April 2003, when services were terminated after payments due from MTI became severely delinquent. The lawsuit alleges that MTI breached its Contract with the Company by not paying for services rendered. The lawsuit seeks payment for work performed of approximately $0.6 million.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. COMMITMENTS AND CONTINGENCIES – (Continued)

On July 21, 2003, MTI filed counter suit against us in Bucks County, Pennsylvania for breach of contract and tortuous interference for our failure to complete telemarketing campaigns. We assert that these claims are not valid and intend to vigorously defend any action related to this claim and take all necessary steps to collect amounts due on account. On November 24, 2003, the Court ordered the case transferred to Florida pursuant to our motion based on jurisdictional grounds. The two cases have subsequently been combined. Discovery is ongoing, and is presently in the middle of document collection and depositions. There is a definitive trial date set for September 19, 2005. While we believe MTI’s claims have no legal basis; however, we cannot provide assurance as to the outcome of the litigation.

On September 10, 2004, Ivelisse Lamboy (the “Plaintiff”), a former employee with the AM Medica Communications division of Access, filed suit against us in the Supreme Court of New York, County of Bronx for wrongful termination and breach of an employment agreement. The Plaintiff seeks $0.5 million in damages which she claims is equal to 10 years of employment. We assert that these claims are not valid and intend to vigorously defend any action related to this claim. Discovery is ongoing, and is presently in the middle of document collection and depositions. No definitive trial date has yet been established. We believe the claims asserted have no legal basis; however, we cannot provide assurance as to the outcome of the litigation.

Operating Leases

We lease office space and operating equipment under non-cancelable operating leases with terms ranging from two to ten years and expiring at various dates through April 2011. Rent expense from continuing operations under operating leases was approximately $2,548,962, 3,049,000 and $2,070,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Aggregate minimum annual rentals under the operating leases as of December 31, 2004 are as follows:

2005	$2,107,000
2006	2,044,000
2007	2,041,000
2008	1,061,000
2009	850,000
Thereafter	1,136,000

$9,239,000

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates their fair value. The fair value of our long-term debt including capital lease obligations and Convertible Notes I and II is determined by calculating the present value of expected future cash outlays associated with our debt instruments. The discount rate used is equivalent to the current rate offered to us for debt of the same maturities at December 31, 2004. The fair value of the Company’s long-term indebtedness approximates the carrying value thereof.

19. SEGMENTS

Our reportable segments are strategic business units that offer different products and services to different industries in the United States.

Our reportable segments through December 31, 2004 were as follows:

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

The Pharmaceutical Services Segment consists of two business units: TMS and AM Medica.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. SEGMENTS – (Continued)

Our accounting policies for these segments are the same as those described in Note 2, Significant Accounting Policies. In addition, we evaluate the performance of our segments and allocate resources based on gross margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income (loss). The tables below present information about our reportable segments for our continuing operations used by our chief operating decision-maker as of and for the years ended December 31, 2004, 2003, and 2002. The following information about reportable segments for the years ended December 31, 2004, 2003 and 2002 excludes the results of Phoenix (previously included in the Pharmaceutical segment) and CAG (previously included in the Other segment) as such amounts have been reclassified as discontinued operations (see Note 5).

	Pharmaceutical Services	Business Services	Segment Total	Reconciliation	Total
2004:
Revenues	$25,108,474	$22,358,522	$47,466,996	$—	$47,466,996
Gross profit	12,360,031	8,095,552	20,455,583	—	20,455,583
Income (loss) from operations	3,792,170	(341,577)	3,450,693	(3,548,005)	(97,412)
EBITDA (2)	4,324,873	262,124	4,586,997	(3,432,763)	1,154,234
Depreciation and amortization expense – property and equipment	532,703	603,701	1,136,404	115,242	1,251,646
Total assets	7,609,461	8,428,427	16,037,888	(28,177)	16,009,711

2003:
Revenues	$22,834,359	$28,249,662	$51,084,021	$—	$51,084,021
Gross profit	7,609,208	10,391,246	18,000,454	—	18,000,454
(Loss) income from operations (1)	(9,068,413)	1,718,620	(7,349,793)	(3,484,644)	(10,834,437)
EBITDA (1) (2)	(8,563,389)	2,714,660	(5,848,729)	(3,365,076)	(9,213,805)
Depreciation and amortization expense – property and equipment	393,980	996,040	1,390,020	119,568	1,509,588
Amortization expense	111,044	—	111,044	—	111,044
Total assets	6,628,104	9,927,725	16,555,829	2,923,124	19,478,953

2002:
Revenues	$26,869,422	$21,564,113	$48,433,535	$—	$48,433,535
Gross profit	8,722,542	8,949,385	17,671,927	—	17,671,927
Income (loss) from operations	1,827,601	1,671,178	3,498,779	(3,325,803)	172,976
EBITDA (2)	2,529,846	2,729,795	5,259,641	(3,251,173)	2,008,468
Depreciation and amortization expense – property and equipment	460,109	1,058,617	1,518,726	74,630	1,593,356
Amortization expense	242,136	—	242,136	—	242,136
Total assets	11,746,413	15,611,195	27,357,608	2,073,132	29,430,740

(1)	(Loss) income from operations and EBITDA for the Pharmaceutical Segment includes an $8,951,856 impairment of intangible assets for 2003 (see Note 4).

(2)	EBITDA is calculated by taking income (loss) from operations which is before interest and taxes and adding depreciation and amortization expense. EBITDA is a non-GAAP measure of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of certain non-cash charges (depreciation and amortization). We believe that EBITDA provides investors with valuable measures to compare our operating performance with the operating performance of other companies.

20. SUBSEQUENT EVENT

On March 4, 2005, we sold and issued to accredited investors 1,000,000 shares of the Company’s common stock at a price per share of $1.00, for an aggregate purchase price of approximately $1 million. The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to “accredited investors” under Section 4(2) of the Securities Act and Rule 506 of Regulation D.

POWER OF ATTORNEY

The Registrant and each person whose signature appears below hereby appoint Shawkat Raslan and Richard Lyew as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Access Worldwide Communications, Inc.

By	/s/ Shawkat Raslan
Shawkat Raslan, Chairman, President and Chief Executive Officer

Dated: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Shawkat Raslan (Shawkat Raslan)	Chairman, President and Chief Executive Officer (principal executive officer)	March 31, 2005

/s/ Richard Lyew (Richard Lyew)	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2005

/s/ Liam S. Donohue (Liam S. Donohue)	Director	March 31, 2005

/s/ Michael Dornemann (Michael Dornemann)	Director	March 31, 2005

/s/ Orhan Sadik-Khan (Orhan Sadik-Khan)	Director	March 31, 2005

/s/ Frederick Thorne (Frederick Thorne	Director	March 31, 2005

/s/ Carl H. Tiedemann (Carl H. Tiedemann)	Director	March 31, 2005

/s/ Alfonso Yuchengco III (Alfonso Yuchengco III)	Director	March 31, 2005

/s/ Charles Henri Weil (Charles Henri Weil)	Director	March 31, 2005

/s/ Mark Wright (Mark Wright)	Secretary	March 31, 2005

(a)(3) Exhibits

Index to Exhibits

Exhibit Number
2(a)	Agreement and Plan of Merger, dated as of December 6, 1996, by and between the Company and TelAc, Inc. (incorporated by reference to Exhibit 2(a) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(b)	Recapitalization and Investment Agreement, dated December 6, 1996, by and among Telephone Access, Inc., the shareholders of Telephone Access, Inc., Abbingdon Venture Partners Limited Partnership (“Abbingdon-I”), Abbingdon Venture Partners Limited Partnership-II (“Abbingdon-II”) and Abbingdon Venture Partners Limited Partnership-III (“Abbingdon-III”) (incorporated by reference to Exhibit 2(b) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(c)	Agreement of Purchase and Sale, dated as of January 1, 1997, by and among TeleManagement Services, Inc., Lee H. Edelstein and TLM Holdings Corp. (incorporated by reference to Exhibit 2(c) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(d)	Agreement of Purchase and Sale, dated as of September 1, 1997, by and among Hispanic Market Connections, Inc., M. Isabel Valdes and the Company (incorporated by reference to Exhibit 2(d) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(e)	Agreement of Purchase and Sale, dated as of October 1, 1997, by and among Phoenix Marketing Group, Inc., Douglas Rebak, Joseph Macaluso and the Company (incorporated by reference to Exhibit 2(e) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(f)	Agreement of Purchase and Sale, dated as of October 24, 1998, by and among AM Medica Communications, Ltd., Ann Holmes and the Company (incorporated by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated October 24, 1998).

3(a)	Amended and Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

3(c)	Certificate of Ownership and Merger of Access Worldwide Communications, Inc. into the Company (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for year ended December 31, 1998).

4(a)*	The Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

4(b)	Preferred Stock, Series 1998 Agreement by and between the Company and Abbingdon-I and Abbingdon-II (incorporated by reference to Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(a)	Credit Agreement, dated April 9, 1998, by and among the Company, NationsBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(b)	Credit Agreement, dated March 12, 1999, by and among the Company, certain subsidiaries of the Company as guarantors, NationsBank, N.A., as lender and agent and the other lenders party thereto (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(c)	6% Convertible Subordinated Promissory Note of the Company, dated October 17, 1997, payable to the order of Phoenix Marketing Group, Inc. (incorporated by reference to Exhibit 10(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(d)	6% Redeemable Subordinated Promissory Note of the Company, dated October 17, 1997, payable to the order of Phoenix Marketing Group, Inc. (incorporated by reference to Exhibit 10(j) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(e)	Stock Purchase Agreement, dated December 6, 1996, by and between the Company and John E. Jordan (incorporated by reference to Exhibit 10(k) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(f)	Stock Purchase Agreement, dated January 15, 1997, between TLM Holdings Corp. and Lee H. Edelstein (incorporated by reference to Exhibit 10(l) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(g)	Stock Purchase Agreement, dated April 1, 1997, by and between the Company and John Fitzgerald (incorporated by reference to Exhibit 10(m) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(h)*	Employment Agreement, dated December 6, 1996, by and between the Company and John E. Jordan (incorporated by reference to Exhibit 10(n) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(i)*	Employment Agreement, dated January 15, 1997, by and between TLM Holdings Corp. and Lee Edelstein (incorporated by reference to Exhibit 10(o) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(j)*	Employment Letter Agreement, dated April 1, 1997, by and between the Company and John Fitzgerald (incorporated by reference to Exhibit 10(p) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(k)*	Employment Agreement, dated August 1, 1997, by and between the Company and Michael Dinkins (incorporated by reference to Exhibit 10(q) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(l)*	Employment Agreement, dated October 17, 1997, by and between the Company and Douglas Rebak (incorporated by reference to Exhibit 10(r) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(m)	Agreement, effective January 1, 1997, by and between the Company and Sprint United Management Company, together with contract orders related thereto (incorporated by reference to Exhibit 10(s) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(n)	Database Licensee Agreement for the AMA Physician Professional Data, effective January 1, 1996, between the Company and the American Medical Association (incorporated by reference to Exhibit 10(t) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(o)	6.5% Subordinated Promissory Note of the Company, dated October 24, 1998, payable to the order of Ann Holmes (incorporated by reference to Exhibit 2(b) to the Company’s Current Report on Form 8-K dated October 24, 1998).

10(p)*	Employment Agreement, dated October 24, 1998, by and between the Company and Ann Holmes (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 24, 1998).

10(q)*	Employment Agreement, dated January 15, 1997, by and between TLM Acquisition Corp. (a subsidiary of the Company) and Mary Sanchez (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10(r)*	Employment Agreement, dated September 24, 1997, by and between the Company and M. Isabel Valdes (incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(s)*	Employment Agreement between the Company and Michael Dinkins (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(t)*	Severance Arrangement/Closing Inducement between the Company and Richard Lyew (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(u)*	Severance Arrangement/Closing Inducement between the Company and John Hamerski (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(v)*	Severance Arrangement/Closing Inducement between the Company and Mary Sanchez (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(w)*	Severance Arrangement/Closing Inducement between the Company and Andrea Greenan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(x)	Amendment Agreement and Waiver to Credit Agreement, dated April 14, 2000, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., successor to NationsBank, N.A., as lender and agent and the other lenders party (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form10-K for the year ended December 31, 1999).

10(y)*	Consultant Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(z)	Amendment to Subordinated Promissory Notes of the Company, dated April 14, 2000, payable to the order of Ann Holmes (incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(aa)	Amendment to Note Subordination Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(bb)	Amendment to Contingent Subordination Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(cc)	Amendment to Agreement of Purchase and Sale, dated April 14, 2000, by and among AM Medica Communications, Ltd., Ann Holmes and the Company (incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(dd)	Amendment to Subordinated Security Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(ee)	Amendment to Subordinated Promissory Note of the Company, dated April 4, 2000, payable to the order of Lee Edelstein (incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(ff)	Amendment to Agreement of Purchase and Sale, dated April 14, 2000, by and among TeleManagement Services, Inc., Lee Edelstein and the Company (incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(gg)	Asset Purchase Agreement, dated May 15, 2000, between Merkafon International Ltd. and AWWC Texas I Limited Partnership (incorporated by reference to Exhibit 10(gg) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10(hh)*	Employment Agreement, dated December 5, 2000, by and between the Company and John Hamerski (incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10(ii)	Fourth Amendment and Waiver Agreement, dated April 3, 2001, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(ii) to the Company’s Form 8-K filed on April 12, 2001).

10(jj)	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10(jj) to the Company’s Form 8-K filed on April 12, 2001).

10(kk)	Registration Rights Agreement, dated April 3, 2001, among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(kk) to the Company’s Form 8-K filed on April 12, 2001).

10(ll)	Warrant Escrow Agreement, dated April 3, 2001, among the Company and Bank of America, N.A., as agent for the Lenders named within and Investors Title Accommodation Corporation, as escrow agent (incorporated by reference to Exhibit 10(ll) to the Company’s Form 8-K filed on April 12, 2001).

10(mm)	Press release of Access Worldwide, dated April 9, 2001 (incorporated by reference to Exhibit 10(mm) to the Company’s Form 8-K filed on April 12, 2001).

10(nn)*	Form of Option Plan Agreement (incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10(oo)	Asset Purchase Agreement, dated December 19, 2002, by and between Phoenix Marketing Group (Holdings), Inc. and Access Worldwide Communications, Inc., as Seller, and Express Scripts, Inc. as Buyer, (incorporated by reference to Appendix A to Access Worldwide’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 2002).

10(pp)	Fifth Amendment and Waiver Agreement, dated February 22, 2002, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(pp) to the Company’s Form 8-K filed on February 25, 2002).

10(qq)	Sixth Amendment and Waiver Agreement, dated April 5, 2002, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(qq) to the Company’s Form 10-K filed on April 12, 2002).

10 (rr)*	Employment Agreement, dated March 4, 2002, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10 (rr) to the Company’s Form 10-K filed on May 16, 2002).

10 (ss)*	Employment Agreement, dated March 30, 2002, by and between the Company and Shawkat Raslan (incorporated by reference to Exhibit 10 (ss) to the Company’s Form 10-K filed on May 16, 2002).

10 (tt)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – June 30, 2002 (incorporated by reference to Exhibit 10 (tt) to the Company’s Form 10-Q filed on August 9, 2002).

10 (uu)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – June 30, 2002 (incorporated by reference to Exhibit 10 (uu) to the Company’s Form 10-Q filed on August 9, 2002).

10 (xx)	Press release of Access Worldwide, dated April 3, 2003 (incorporated by reference to Exhibit 10 (vv) to the Company’s 8-K filed on April 3, 2003.

10 (vv)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – September 30, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on November 5, 2002).

10 (ww)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – September 30, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q filed on November 5, 2002).

10 (xx)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – December 31, 2002).

10 (yy)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – December 31, 2002).

10 (zz)	Seventh Amendment and Waiver Agreement, dated April 29, 2003, to the Credit Facility dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on May 1, 2003).

10 (aaa)*	Amendment to Employment Agreement, dated March 4, 2002, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10(xx) to the Company’s Form 10-Q filed on May 14, 2003.

10 (bbb)*	Third Amendment to the Consulting Agreement, dated June 24, 1999, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10(yy) to the Company’s Form 10-Q filed on May 14, 2003.

10 (ccc)*	Assignment of Consulting Agreement, dated June 24, 1999, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10(zz) to the Company’s Form 10-Q filed on May 14, 2003.

10 (ddd)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – March 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on May 14, 2003).

10 (eee)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – March 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on May 14, 2003).

10 (fff)	Revolving Credit, Term Loan and Security Agreement, between Access Worldwide Communications, Inc., a Delaware Corporation (“Parent”), Ash Creek, Inc., a Delaware corporation (Ash”), AWWC New Jersey Holdings, Inc., a Delaware corporation (“AWWC”), Telemanagement Services, Inc., a Delaware corporation (“Telemanagement”), and TLM Holdings Corp., a Delaware corporation (“TLM”), individually and collectively, the Borrower”), and CapitalSource Finance LLC, a Delaware limited liability company (the “Lender”) (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 13, 2003.

10 (ggg)	Term Loan between Access Worldwide Communications, Inc., a Delaware corporation (“Parent”), Ash Creek, Inc., a Delaware corporation (Ash”), AWWC New Jersey Holdings, Inc., a Delaware corporation (“AWWC”), Telemanagement Services, Inc., a Delaware corporation (“Telemanagement”), and TLM Holdings Corp., a Delaware corporation (“TLM”), individually and collectively, the Borrower”), and CapitalSource Finance LLC, a Delaware limited liability company (the “Lender”) (incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed on June 13, 2003.

10 (hhh)	Revolving Note between Access Worldwide Communications, Inc., a Delaware corporation (“Parent”), Ash Creek, Inc., a Delaware corporation (Ash”), AWWC New Jersey Holdings, Inc., a Delaware corporation (“AWWC”), Telemanagement Services, Inc., a Delaware corporation (“Telemanagement”), and TLM Holdings Corp., a Delaware corporation (“TLM”), individually and collectively, the Borrower”), and CapitalSource Finance LLC, a Delaware limited liability company (the “Lender”) (incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed on June 13, 2003.

10 (iii)	First Amendment to the Revolving Credit, Term Loan and Security Agreement with CapitalSource Finance, LLC, dated August 11, 2003 (incorporated by reference to Exhibit 10(aaa) to the Company’s Form 10-Q filed on August 14, 2003).

10 (jjj)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 to the Company’s Form 10-Q filed on August 14, 2003).

10 (kkk)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 to the Company’s Form 10-Q filed on August 14, 2003).

10 (lll)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – June 30, 2003 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on August 14, 2003).

10 (mmm)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – June 30, 2003 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on August 14, 2003).

10 (nnn)	Press release of Access Worldwide, dated May 13, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 13, 2003.

10 (ooo)	Press release of Access Worldwide, dated August 13, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on August 18, 2003.

10 (ppp)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 to the Company’s Form 10-Q filed on November 14, 2003).

10 (qqq)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 to the Company’s Form 10-Q filed on November 14, 2003).

10 (rrr)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – September 30, 2003 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on November 14, 2003).

10 (sss)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – September 30, 2003 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on November 14, 2003).

10 (ttt)	Press release of Access Worldwide, dated November 17, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on November 14, 2003.

10 (uuu)	Letter from PWC to the Company dated December 11, 2003 (incorporated by reference to Exhibit 16 to the Company’s 8-K filed on December 12, 2003.

10 (vvv)	Second Amendment to the Revolving Credit, Term Loan and Security Agreement dated November 12, 2003

10 (www)*	Consulting Agreement, dated October 1, 2003, by and between Access Worldwide Communications, Inc. and Lee Edelstein.

10 (xxx)*	Employment Agreement, dated January 21, 2004, by and between Access Worldwide Communications, Inc. and Richard Lyew.

10 (yyy)*	Employment Agreement, dated January 18, 2004, by and between Access Worldwide Communications, Inc. and Ted Jordan.

10 (zzz)*	Employment Agreement, dated January 20, 2004, by and between Access Worldwide Communications, Inc. and Georges André.

10 (aaaa)*	Employment Agreement, dated January 1, 2004, by and between Access Worldwide Communications, Inc. and Guy Amato.

10 (bbbb)	Press release of Access Worldwide dated January 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8K filed on February 4, 2004 announcing the approval of BDO Seidman, LLP as the Company’s Independent Accountants.

10 (cccc)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – March 31, 2004 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on May 5, 2004).

10 (dddd)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – March 31, 2004 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on May 5, 2004).

10 (eeee)*	Employment Agreement, dated March 30, 2004, by and between Access Worldwide Communications Inc. and Shawkat Raslan.

10 (ffff)	Press release of Access Worldwide, dated May 5, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 5, 2004.

10 (gggg)	Press release of Access Worldwide, dated June 23, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8K filed on June 23, 2004 announcing the addition of Michael Dornemann to the Board of Directors.

10 (hhhh)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – June 30, 2004 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on August 9, 2004).

10 (iiii)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – June 30, 2004 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on August 9, 2004).

10 (jjjj)	Press release of Access Worldwide, dated July 1, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8K filed on July 1, 2004 announcing the elevation of Richard Lyew to Executive Vice President and Chief Financial Officer.

10 (kkkk)	Press release of Access Worldwide, dated August 9, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on August 9, 2004.

10 (llll)*	Employment Agreement, dated September 10, 2004, by and between Access Worldwide Communications, Inc. and Stedman Stevens.

10 (mmmm)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – September 30, 2004 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on November 15, 2004).

10 (nnnn)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – September 30, 2004 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on November 15, 2004).

10 (oooo)	Press release of Access Worldwide, dated November 15, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on November 16, 2004.

10 (pppp)	Third Amendment to the Revolving Credit, Term Loan and Security Agreement dated November 12, 2004.

23.1	Consent of BDO Seidman, LLP

23.2	Consent of PricewaterhouseCoopers, LLP

24	Powers of Attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

*	Management contract or compensatory plan or arrangement.

