Form 10-Q
period 2005-03-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2005-05-16
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2005

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

Registrant’s telephone number, including area code (571) 438-6140

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

The number of share outstanding of the registrant’s common stock, $.01 par value, as of May 5, 2005 was 10,853,719.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,789,694	$2,570,546
Restricted cash	122,000	122,000
Accounts receivable, net of allowance for doubtful accounts of $706,400 and $776,066, respectively	8,638,590	7,567,448
Unbilled receivables	1,880,432	398,547
Other assets, net	750,607	1,001,671

Total current assets	13,181,323	11,660,212
Property and equipment, net	3,455,703	3,614,322
Restricted cash	589,000	589,000
Other assets, net	691,613	146,177

Total assets	$17,917,639	$16,009,711

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of indebtedness	$4,675,776	$2,955,450
Current portion of indebtedness - related parties	352,334	352,334
Accounts payable	1,294,710	739,438
Accrued expenses	2,524,967	3,022,695
Grants payable	80,000	2,257,000
Accrued salaries, wages and related benefits	1,346,523	1,204,301
Deferred revenue	4,370,661	2,981,859
Accrued interest and other related party expenses	94,854	12,673

Total current liabilities	14,739,825	13,525,750
Long-term portion of indebtedness	99,466	135,008
Other long-term liabilities	873,052	786,386
Convertible Notes, net	1,604,385	1,427,685
Mandatorily redeemable preferred stock, $.01 par value: 2,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	21,316,728	19,874,829

Commitments and contingencies
Common stockholders’ deficit:
Common stock, $.01 par value: voting: 20,000,000 shares authorized; 10,847,719 and 10,841,719 shares issued and outstanding, respectively	108,477	108,417
Common stock subscriptions	1,000,000	—
Additional paid-in capital	66,262,471	66,228,271
Accumulated deficit	(70,751,887)	(70,182,006)
Deferred compensation	(18,150)	(19,800)

Total common stockholders’ deficit	(3,399,089)	(3,865,118)

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ deficit	$17,917,639	$16,009,711

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2005	2004
Revenues	$10,350,794	$12,980,862
Cost of revenues	5,509,473	7,928,149

Gross profit	4,841,321	5,052,713
Selling, general and administrative expenses	5,022,344	4,985,894

(Loss) income from operations	(181,023)	66,819
Interest income	6,502	2,618
Interest expense – related parties	(23,763)	(22,344)
Interest expense	(371,597)	(322,300)

Net loss	$(569,881)	$(275,207)

Basic loss per share of common stock	$(0.05)	$(0.03)

Weighted average common shares outstanding	11,177,052	9,740,501

Diluted loss per share of common stock	$(0.05)	$(0.03)

Weighted average common shares outstanding	11,177,052	9,740,501

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Common Stock		Common Stock Subscriptions	Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2004	10,841,719	$108,417	$—	$66,228,271	$(70,182,006)	$(19,800)	$(3,865,118)
Amortization of deferred compensation	—	—	—	—	—	1,650	1,650
Common stock options exercised	6,000	60	—	2,700	—	—	2,760
Common stock subscriptions	—	—	1,000,000	—	—	—	1,000,000
Common stock options granted for services	—	—	—	31,500	—	—	31,500
Net loss	—	—	—	—	(569,881)	—	(569,881)

Balance, March 31, 2005	10,847,719	$108,477	$1,000,000	$66,262,471	$(70,751,887)	$(18,150)	$(3,399,089)

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2005	2004
Cash flows from operating activities:
Net loss	$(569,881)	$(275,207)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	322,983	357,988
Amortization of deferred financing costs	19,850	69,318
Amortization of deferred compensation	2,176	1,650
Accretion of discount on Convertible Notes	176,700	93,446
Allowance for doubtful accounts	(69,667)	5,504
Changes in operating assets and liabilities:
Accounts receivable	(1,001,475)	2,486,110
Unbilled receivables	(1,481,885)	(297,832)
Other assets	(283,247)	(106,689)
Accounts payable, grants payable and accrued expenses	(2,032,790)	(1,782,717)
Accrued salaries, wages and related benefits	142,221	81,500
Accrued interest and related party expenses	82,181	19,809
Deferred revenue	1,388,802	1,452,853

Net cash (used in) provided by operating activities	(3,304,032)	2,105,733

Cash flows from investing activities:
Additions to property and equipment	(164,364)	(141,812)

Net cash used in investing activities	(164,364)	(141,812)

Cash flows from financing activities:
Payments on capital leases	(31,743)	(16,332)
Issuance of common stock	2,760	—
Common stock subscriptions	1,000,000	—
Net borrowings (payments) under Debt Agreement	1,567,438	(1,362,002)
Proceeds from insurance financing	149,089	—
Payment of related party debt	—	(31,000)

Net cash provided by (used in) financing activities	2,687,544	(1,409,334)

Net (decrease) increase in cash and cash equivalents	(780,852)	554,587
Cash and cash equivalents, beginning of period	2,570,546	472,722

Cash and cash equivalents, end of period	$1,789,694	$1,027,309

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1. BASIS OF PRESENTATION

Through our outsourced marketing services, we provide a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries through our operating subsidiaries in two business segments – Pharmaceutical Services and Business Services. Please refer to Note 12 regarding our business segments.

In our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for presentation of a complete set of financial statements. The balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Access Worldwide Communications, Inc. and our financial statements, the condensed interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, which are included in our 2004 Annual Report on Form 10-K, filed on March 31, 2005.

2. RECLASSIFICATIONS

Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year. Such reclassifications did not change our net loss or total common stockholders’ deficit as previously reported.

3. NEW ACCOUNTING PRONOUCEMENTS

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets an Amendment of APB Opinion No. 29 (“SFAS No. 153”). This Statement amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under this Statement, a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will become effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. Under SFAS No. 123R, entities are required to recognize the cost of an equity award based on its fair value at the date of grant. The cost, which is calculated in a similar manner to the pro forma calculation shown in Note 6, is recognized over the attribution period, which is the expected period of benefit. SFAS No. 123R is effective for periods beginning after June 15, 2005. SFAS No. 123R allows a company to choose among three different methods of adoption, which range from full restatement of prior period results to prospective application beginning in the period of adoption. We are currently in the process of assessing the impact on our financial position and results of operations of alternative fair value methodologies and alternative methods of adoption. In April 2005, the Securities and Exchange Commission (“SEC”) amended its Regulation S-X to amend the date of compliance with SFAS No. 123R to the first reporting period of the fiscal year beginning on or after June 15, 2005. We anticipate adopting SFAS No. 123R on January 1, 2006.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides accounting and disclosure guidance for a special one-time dividends received deduction allowed on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This guidance could become effective for us once operations begin at our Philippines location, which is expected to be in the end of the second quarter of 2005. In addition, various provisions under the Internal Revenue Code have created situations that result in “deemed” dividends. We have not completed our evaluation of the potential benefits of these deductions under the Act. We anticipate completing our study in the second quarter of 2005. The law requires that we distribute the “deemed” dividends before any dividends are eligible for the tax deduction. We do not expect the impact to be material to our financial position or results of operations.

4. RESTRICTED CASH

We obtained a letter of credit (“Letter of Credit”) in the amount of $834,000 to replace the letter of credit issued to the landlord of our Maryland communication center in 2001. The Letter of Credit was collateralized by a certificate of deposit in the same amount. Therefore, such certificate of deposit is classified as restricted cash in the accompanying balance sheets at March 31, 2005 and December 31, 2004.

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the Letter of Credit will be reduced to the amount shown on each anniversary date as follows:

May 2005	$589,000
May 2006	$466,000
May 2007	$343,000
May 2008 through 2010	$221,000

5. COMMITMENTS AND CONTINGENCIES

Employment Agreements

In connection with certain acquisitions and in the normal course of business, we entered into employment agreements with our management employees, which expire at various times through 2007, certain of whom are our stockholders. The employment agreements have terms up to five years and require annual base salary payments of $1,779,000 and bonus amounts of up to $549,000 per year, excluding $47,000 accrued severance payable to a former employee.

Litigation

We and our subsidiaries are parties to legal proceedings that we believe to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to our financial condition, results of operations or cash flows.

Certain of our subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows, with the exception of the following:

On July 18, 2003, we filed suit against MTI Information Technologies, LLC (“MTI”) in Broward County, Florida. The lawsuit seeks enforcement of our pharmaceutical telemarketing service contract (the “Contract”) with MTI for services rendered. We performed pharmaceutical telemarketing services for MTI from November 2001 to April 2003. Services were terminated after payments due from MTI became severely delinquent. The lawsuit alleges that MTI breached its Contract with the Company by not paying for services rendered. The lawsuit seeks payment for work performed of approximately $0.6 million.

On July 21, 2003, MTI filed a counter suit against us in Bucks County, Pennsylvania for breach of contract and tortuous interference for our failure to complete telemarketing campaigns. We assert these claims are not valid and intend to vigorously defend any action related to this claim, and take all necessary steps to collect amounts due on account. On November 24, 2003, the Court ordered the case transferred to Florida pursuant to our motion based on jurisdictional grounds. The two cases have subsequently been combined. Discovery is ongoing, and is presently in the middle of document collection and depositions. There is a definitive trial date set for September 19, 2005. We believe MTI’s claims have no legal basis, however we cannot provide assurance as to the outcome of the litigation.

On September 10, 2004, Ivelisse Lamboy (the “Plaintiff”), a former employee with our AM Medica division, filed suit against us in the Supreme Court of New York, County of Bronx for wrongful termination and breach of an employment agreement. The Plaintiff seeks $0.5 million in damages which she claims is equal to 10 years of employment. We assert these claims are not valid and intend to vigorously defend any action related to these claims. Discovery is ongoing, and is presently in the middle of document collection and depositions. No definitive trial date has yet been established. We believe the claims asserted have no legal basis; however, we cannot provide assurance as to the outcome of the litigation.

6. STOCK-BASED COMPENSATION

We apply APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock-based compensation plans. Thus, we use the intrinsic value method to determine the compensation cost for our stock-based awards. We do not recognize compensation expense in connection with granting stock options to employees as the strike price of the option at the time of grant generally equals the fair market value of our stock at such time. Options granted under our stock-based compensation plan to non-employees are accounted for based on fair value accounting rules.

No compensation cost was recognized for options granted under our stock-based compensation plan except for a grant of 150,000 stock options to an executive of the Company with a strike price of $0.50 per share on January 2, 2003. We recorded unearned stock compensation for the intrinsic value of the award ($33,000) in connection with the grant. Such amount, which is shown as a reduction of stockholders’ equity, is being amortized as compensation expense over the related vesting period.

Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

	March 31,
	2005	2004
Net loss, as reported	$(569,881)	$(275,207)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effect	1,650	1,650
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(31,553)	(41,408)

Pro forma net loss	$(599,784)	$(314,965)

Loss per share:
Basic – as reported	$(0.05)	$(0.03)
Basic – pro forma	$(0.05)	$(0.03)
Diluted – as reported	$(0.05)	$(0.03)
Diluted – pro forma	$(0.05)	$(0.03)

These pro forma results are not necessarily indicative of results that may be expected in future periods since additional options may be granted and the estimated fair value of the stock options is assumed to be amortized to expense over the expected option lives.

The pro forma information above was determined using the Black-Scholes option-pricing model based on the following assumptions:

•	expected volatility rates of 109% for 2005 and 111% for 2004;

•	risk-free interest rates of 4.18% for 2005 and 2.80% for 2004;

•	expected option lives of 5 years for both years; and

•	expected dividend yield of 0% for both years.

In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (“EITF 00-23”), and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, when an employee terminates from a company but continues to provide services as a consultant, the award is remeasured under either the fair value or intrinsic value method and accounted for prospectively. We did not record any compensation expense in the first quarter of 2005 associated with non-employee options.

7. LOSS PER COMMON SHARE

The information required to compute net loss per basic and diluted share is as follows:

	March 31,
	2005	2004
Weighted average number of common shares outstanding – basic	11,177,052	9,740,501

Weighted average number of common shares outstanding – dilutive*	11,177,052	9,740,501

*	Since the effects of the stock options, warrants, and Convertible Notes are anti-dilutive for the three months ended March 31, 2005, and 2004, these effects have not been included in the calculation of dilutive earnings per share.

8. INDEBTEDNESS

Our borrowings consist of the following:

	March 31, 2005	December 31, 2004
Revolving Credit, Term Loan and Security Agreement (collectively the “Debt Agreement”)	$4,397,971	$2,830,533
6% subordinated promissory note due to former stockholder of TeleManagement Services (“TMS”); interest at default rate of 10% per year. Principal and interest payments restricted per subordination agreement to the Debt Agreement	352,334	352,334
Capital leases payable in monthly installments through July 2007	377,271	259,925

	5,127,576	3,442,792
Less: current portion	(5,028,110)	(3,307,784)

	$99,466	$135,008

We paid approximately $133,000 of interest on our borrowings in the first quarter of 2005. Additional information regarding our long-term debt structure can be found in our 2004 Annual Report on Form 10-K, filed on March 31, 2005.

As of March 31, 2005, we were in compliance with our financial covenants contained in our Debt Agreement.

9. CONVERTIBLE NOTES

At March 31, 2005 and December 31, 2004, the balance of our debt discounts associated with our $3.25 million Convertible Notes is approximately $1.65 million and $1.85 million, respectively. We accreted approximately $177,000 of the debt discount as interest expense during the first quarter of 2005. Additional information regarding our Convertible Notes can be found in our 2004 Annual Report on Form 10-K, filed on March 31, 2005.

10. COMMON STOCK SUBSCRIPTIONS

On March 4, 2005, we sold subscriptions to accredited investors to purchase 1,000,000 shares of the Company’s common stock at a price per share of $1.00, for an aggregate purchase price of approximately $1.0 million. The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to Accredited Investors under Section 4(2) of the Securities Act and Rule 506 of Regulation D. Of the 1,000,000 shares subscribed, 150,000 shares are being purchased by a member of the Company’s Board of Directors, and 42,500 shares of the 1,000,000 shares will be issued to the Board member or a company affiliated with the Board member on behalf of the other participants as a broker fee.

11. INCOME TAXES

The effective tax rate used by us for the three month periods ended March 31, 2005 and 2004 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the Company’s deferred tax assets.

12. SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” our reportable segments are strategic business units that offer different products and services to different industries in the United States.

We currently operate as two reportable business segments, consisting of the Pharmaceuticals Services segment and the Business Services segment. The Pharmaceutical Services segment, which consists of our medical education business, Access Medica Group (“AMG”), formerly AM Medica Communications Group (“AM Medica”), and our pharmaceutical communication business, TMS Professional Markets Group (“TMS”), provides medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries. The Business Services segment, which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”), provides telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, legal services, insurance, and consumer products industries.

The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals, for the three months ended March 31, 2005 and 2004.

	Pharmaceutical	Business	Segment Total	Reconciliation	Total
2005:
Revenues	$6,784,089	$3,566,705	$10,350,794	$—	$10,350,794
Gross profit	3,468,811	1,372,510	4,841,321	—	4,841,321
Income (loss) from operations	622,390	(901,668)	(279,278)	98,255	(181,023)
EBITDA (1)	763,293	(723,770)	39,523	102,437	141,960
Depreciation expense	140,903	177,898	318,801	4,182	322,983

2004:
Revenues	$6,218,287	$6,762,575	$12,980,862	$—	$12,980,862
Gross profit	2,632,381	2,420,332	5,052,713	—	5,052,713
Income (loss) from operations	718,972	122,672	841,644	(774,825)	66,819
EBITDA (1)	823,648	344,842	1,168,490	(743,683)	424,807
Depreciation expense	104,676	222,170	326,846	31,142	357,988

(1)	EBITDA is calculated by taking (loss) income from operations, which is before interest and taxes, and adding depreciation and amortization expense. EBITDA is a non-GAAP measure of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of certain non-cash charges (depreciation and amortization). We believe that EBITDA provides investors with valuable measures to compare our operating performance with the operating performance of other companies.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Concerning Forward-Looking Statements

In December 1995, the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) was enacted by the United States Congress. The Reform Act, as amended, contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for “forward-looking” statements made by public companies. We choose to take advantage of the “safe harbor” provisions of the Reform Act.

This Quarterly Report on Form 10-Q contains both historical information and other information. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution the reader that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should,” “will” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as the following, could cause our actual results during the remainder of fiscal 2005 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q:

•	Risks associated with our Debt Agreement, including rising interest rates;

•	Competition from other third-party providers and those clients and prospects who may decide to do the work that Access Worldwide does in-house;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Potential consumer saturation reducing the need for services;

•	Certain needs for our growth;

•	Our dependence on the continuation of the trend toward outsourcing;

•	Dependence on the industries we serve;

•	The effect of changes in a drug’s life cycle;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and labor force and recent changes in management;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

•	The effects of an interruption of our business;

•	The volatility of our stock price;

•	Risks associated with our stock trading on the OTC Bulletin Board;

•	Our ability to successfully open and operate at capacity our soon to be open communication center in the Philippines;

•	Unfavorable foreign currency exchange rates;

•	The unpredictability of the outcome of the litigation in which we are involved; and,

•	Our ability to develop or fund the operations of new products or service offerings.

In addition, under the heading “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, we describe various estimates and assumptions that we make that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. Future revisions to these estimates and assumptions may cause these amounts, when reported, to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to Access Worldwide Communications, Inc. and our subsidiaries are expressly qualified in their entirety by the foregoing factors.

Results of Operations

Overview

Access Worldwide Communications, Inc. (“we” or the “Company”) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. We provide services through the following two business segments:

•	Pharmaceutical Services Segment, which consists of our medical education business, Access Medica Group (“AMG”), and our pharmaceutical communication business, TMS Professional Markets Group (“TMS”), provides medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services Segment, which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”), provides telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, legal services, insurance and consumer products industries.

In March of 2005, we entered into a lease agreement for space to establish a 350 seat communications center based in Manila, Philippines, which will provide us with an off-shore presence. This location will be a part of our Business Services segment and is expected to be operational by the end of the second quarter of 2005.

The health of the pharmaceutical marketing and medical education industry is driven by the well-being of pharmaceutical drug manufacturers. These companies are continually impacted by developments in science and technology, the Food & Drug Administration (“FDA”), and organizational changes, most notably, substantial mergers between leading manufacturers.

Both the industry and manufacturers are also being influenced by the growing role of patients in the selection and usage of their medications. More people are walking into their doctors’ offices requesting a specific drug driven by information they gathered from Direct-to-Consumer (“DTC”) advertising such as television commercials or magazine advertisements which totaled approximately $3.3 billion in 2003. DTC ads can inform sufferers and their caregivers about available or new treatments, side effects and risks. They can also serve as a reminder to take or refill medications. The cost of non-compliance of following medical instructions is estimated to cost $210 billion a year in lost productivity and increased healthcare costs, and leads to more than 200,000 deaths, as reported in PharmaVoice, a magazine forum for pharmaceutical industry executives. As a result, the DTC industry has grown significantly and greater marketing programs directed to consumers are being developed.

As in the pharmaceutical marketing and medical education arena, the Business Services industry is large and has been impacted by government regulation and trade association guidelines.

The size of the industry has attracted a large number of teleservices companies, resulting in an extremely fragmented industry with hundreds of companies offering communication center management, customer service, consulting, lead generation, fulfillment or database management services. In addition to U.S. companies, we also compete with international firms that have centers located overseas. While there are certain clients that prefer centers located in the United States that use multicultural residents to provide multilingual teleservices, which we provide, there are other clients looking for the cost savings associated with overseas involvement. As a result of this off-shore demand, we are in the process of establishing a presence overseas and expect to have a fully functional communication center open for business by the end of the second quarter of 2005.

With the growth of the industry has come the proposal and passage of new teleservices legislation, in particular, a national do-not-call list and the regulation of predictive dialers. The national do-not-call list enables consumers to add their telephone number to a national registry of people who have indicated they are not interested in receiving telephone solicitations. Telemarketers are required to access the registry every quarter and may be fined $11,000 per violation. However, teleservices providers are allowed to contact consumers with whom they have an established business relationship for up to 18 months after the consumer’s last purchase, delivery or payment, even if the consumer’s telephone number is on the national do-not-call registry.

Overall

Revenues decreased $2.6 million, or 20%, to $10.4 million for the three months ended March 31, 2005, compared to $13.0 million for the three months ended March 31, 2004. The overall revenues decrease was driven primarily by the decrease in revenues in our Business Services segment, which was the result of a client unexpectedly halting its marketing programs due regulatory changes. The decrease was offset by an increase in revenues in our Pharmaceutical Services segment.

Gross profit decreased $0.3 million, or 5.9%, to $4.8 million for the three months ended March 31, 2005, compared to $5.1 million for the three months ended March 31, 2004. Gross profit as a percentage of revenues increased to 46.2% for the three months ended March 31, 2005, from 39.2% for the three months ended March 31, 2004. This was primarily attributable to increased business in our Pharmaceutical Services segment, along with our ability to respond quickly to decreased revenues in our Business Services segment.

Selling, general and administrative expenses remained consistent for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Selling, general and administrative expenses as a percentage of revenues increased to 48.1% for the three months ended March 31, 2005, compared to 38.5% for the three months ended March 31, 2004. The overall increase in selling, general and administrative expenses as a percentage of revenues was primarily a result of decreasing revenue at our medical education division and our business services division.

Pharmaceutical Services

Revenues for the Pharmaceutical Services (“Pharmaceutical”) Segment increased $0.6 million, or 9.7%, to $6.8 million for the three months ended March 31, 2005, compared to $6.2 million for the three months ended March 31, 2004. The increase was primarily attributed to an increase of $1.2 million in new inbound Direct to Consumer (“DTC”) programs and value-added billable services, which was offset by a reduction of $0.6 million in medical education revenue.

Gross profit as a percentage of revenues for the Pharmaceutical Segment for the three months ended March 31, 2005 increased to 51.5%, compared to 41.9% for the three months ended March 31, 2004. The increase was primarily attributed to an increase in productivity on our pharmacy and physician programs, along with better management of labor at our medical education division.

Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased slightly to 30.9% for the three months ended March 31, 2005, from 30.7% for the three months ended March 31, 2004. The slight increase was primarily attributed to the decrease in revenues related to our medical education programs and management’s efforts to closely manage costs without severely impacting business needs and operating efficiencies.

Business Services

Revenues for the Business Services (“Business”) Segment decreased $3.2 million or, 47.1%, to $3.6 million for the three months ended March 31, 2005, compared to $6.8 million for the three months ended March 31, 2004. The decrease was primarily attributed to a client unexpectedly halting its marketing programs due regulatory changes. To address the loss of this client and the decrease in revenues, we have added two new seasoned business development individuals to sell into our Business Services Segment. Based on our experience, the average lead time for business development is generally six to twelve months.

Gross profit as a percentage of revenues for the Business Segment increased to 38.9% for the three months ended March 31, 2005, from 35.3% for the three months ended March 31, 2004. The increase was primarily attributed to our quick response to the decrease in revenues and our ability to adjust our cost of sales quickly and effectively, while seeking more profitable business.

Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased to 50.0% for the three months ended March 31, 2005, compared to 33.8% for the three months ended March 31, 2004. The increase was primarily attributed to the fact that our Maryland communication center ceased revenue and profit generating operations, while we continue to incur overhead expenses such as rent, utilities and depreciation of fixed assets. Management continues their effort to closely manage costs without severely impacting business needs and operating efficiencies.

Interest Expense

Our net interest expense increased slightly to $0.4 million for the three months ended March 31, 2005, compared to $0.3 million for the three months ended March 31, 2004 due primarily to the accretion of the discount on Convertible Notes, along with the increase in the loan balance under the Debt Agreement.

Liquidity and Capital Resources

At March 31, 2005 and December 31, 2004, we had negative working capital of $1.5 million and $1.8 million, respectively. Cash and cash equivalents were $1.8 million at March 31, 2005, compared to $2.6 million at December 31, 2004.

Net cash used in operating activities during the first quarter of 2005 was $3.3 million, compared to net cash provided by operating activities during the first quarter of 2004 of $2.1 million. The net decrease was primarily due to decreases in the change of accounts receivable and unbilled receivables of $1.0 million and $1.5 million respectively and a decrease in the change in accounts payable, grants payable and accrued expenses of $2.0 million. These changes were the result of slower collections of receivables from clients and slower billings.

Net cash used in investing activities did not change significantly this quarter compared to the first quarter of 2004.

Net cash provided by financing activities was $2.7 million for the first quarter of 2005, compared to net cash used in financing activities of $1.4 million for the first quarter of 2004. The change was primarily due to an increase in net borrowing under the Debt Agreement of $1.6 million, as well as an increase due to an equity investment from accredited investors of $1.0 million during the first quarter of 2005.

On July 15, 2003, we sold $2.1 million of our 5% Convertible Promissory Notes and Warrants (“Convertible Notes I”). The securities were offered and sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, (the “Act”) and Rule 506 of Regulation D as promulgated under the Act. The securities were sold only to Accredited Investors including Company officers and directors, as these terms are defined under Regulation D. The Convertible Notes I have a 39 month term and bear interest at a rate of 5%. Interest is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Holders of the convertible notes may convert all or any part of the principal amount into shares of the Company’s common stock at any time beginning one year from issuance date until all principal and accrued interest thereon is paid in full, at a conversion price equal to $1.00 per share. The warrants are exercisable, at a purchase price of $0.01 per share of common stock, from one year after the issuance date through 10 years from the vesting date. Proceeds from the sale of these securities were used to fund working capital and operations.

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

On December 15, 2004, we completed a private placement of $1.15 million of Convertible Notes and warrants (“Convertible Notes II”) to purchase up to 1.15 million shares of our common stock that were sold to accredited investors, as such term is defined in the Security Agreement. The proceeds of the Convertible Notes II were used to fund working capital and operations. The Convertible Notes II have a 39 month term, bearing interest at a rate of 5% and are convertible after one year from the Effective Date of the Convertible Notes II to common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing December 15, 2005. Interest on the Convertible

Notes II is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due under our Debt Agreement have been paid or (ii) CapitalSource has consented to the payment.

In the event that any interest payment is not made within 30 days of its due date, an interest rate of 8% will be retroactively applied to the Effective Date of the Convertible Notes I and II. In the event of a default, as defined, the following will occur: (i) a default rate of the lesser of 16% per annum or the maximum rate of interest allowable by law will be retroactively applied to the Effective Date of the Convertible Notes I and II, (ii) additional warrants equaling 50% of the remaining outstanding principal balance of the Convertible Notes I and II will become exercisable, and (iii) all accrued and unpaid interest will be required to be issued. We will take all reasonable efforts to file a registration statement so as to permit a public offering and sale by the holders of Convertible Notes II under the Securities Act within 395 days from the Effective Date.

On March 4, 2005, we sold subscriptions to issue to accredited investors 1,000,000 shares of Access Worldwide Communications, Inc. common stock at a price per share of $1.00, for an aggregate purchase price of approximately $1 million. The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to accredited investors under Section 4(2) of the Securities Act and Rule 506 of Regulation D.

As of March 31, 2005, we were in compliance with all of our debt covenants under the Debt Agreement. We expect to meet our short-term liquidity requirements through net cash provided by operations, the release of restricted cash as collateral under lease arrangement (see Note 3 in our Notes to the Consolidated Financial Statements), borrowings under the Debt Agreement, Convertible Notes I and II and equity raised through private placement. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

The following is a chart of the Company’s approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s commitments as of March 31, 2005:

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$4,750,000	$4,750,000	$—	$—	$—
Convertible debt	3,250,000	—	3,250,000	—	—
Capital lease obligations	377,000	278,000	99,000	—	—
Operating leases	8,701,000	2,062,000	4,877,000	833,000	929,000
Purchase obligation	308,000	308,000	—	—	—

Total contractual obligations	$17,386,000	$7,398,000	$8,226,000	$833,000	$929,000

We have no off-balance sheet arrangements. The debt and lease obligations in the above table do not included accrued interest.

Transactions with Related Parties

During the current quarter, we entered into a Consulting Agreement with a member of our board of directors to provide consulting services with regard to all matters and activities we are performing in the Philippines. The Consulting Agreement provides among other things (i) a term through February 29, 2008 with an option to renew on a month-by-month basis thereafter, (ii) the payment of US $5,000 a month for the remainder of the term, (iii) a designated percent commission on all Qualifying Sales as defined in the Consulting Agreement throughout the remainder of the term, and (iv) a one-time receipt of 50,000 stock options priced at fair market value.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of doing business, we are exposed to market risk from changes in interest rates and are subject to interest rate risk on our Debt Agreement caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangements under the Debt Agreement. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Debt Agreement currently provides for an interest rate of the greater of 7.0% or prime plus 2.75%. The prime rate is the prime rate published by the Wall Street Journal. A one percent change in the prime interest rate would result in a pre-tax impact to us on earnings of approximately $0.05 million.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing and summarizing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. There has been no change in our internal control over financial reporting during our last quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10(bbbb)	Press Release of Company announcing fourth quarter 2004 earnings, dated March 31, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on April 1, 2005).

10(cccc)

Lease Agreement, dated March 29, 2005, by and between RCBC Realty Corporation and Access Worldwide

(AWWC) Philippines, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on

April 1, 2005).

10(dddd)	Subscription Agreement, dated March 4, 2005, by and between Company and Holder

10(eeee)	5% Convertible Promissory Note, dated December 15, 2004, by and between Company and Holder (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on March 7, 2005).

10(ffff)	Warrant Certificate, dated December 15, 2004, by and between Company and Holder (incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed on March 7, 2005).

10(gggg)	Consulting Agreement, dated February 9, 2005, by and between Access Worldwide Communications, Inc. and Alfonso Yuchengco.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: May 16, 2005	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: May 16, 2005	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
10(bbbb)	Press Release of Company announcing fourth quarter 2004 earnings, dated March 31, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on April 1, 2005).

10(cccc)

Lease Agreement, dated March 29, 2005, by and between RCBC Realty Corporation and Access Worldwide

(AWWC) Philippines, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on

April 1, 2005).

10(dddd)	Subscription Agreement, dated March 4, 2005, by and between Company and Holder.

10(eeee)	5% Convertible Promissory Note, dated December 15, 2004, by and between Company and Holder (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on March 7, 2005).

10(ffff)	Warrant Certificate, dated December 15, 2004, by and between Company and Holder (incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed on March 7, 2005).

10(gggg)	Consulting Agreement, dated February 9, 2005, by and between Access Worldwide Communications, Inc. and Alfonso Yuchengco.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer