Form 10-Q
period 2005-06-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2005-08-15
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2005

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

The number of share outstanding of the registrant’s common stock, $.01 par value, as of August 5, 2005 was 12,096,219.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,418,041	$2,570,546
Restricted cash	123,000	122,000
Accounts receivable, net of allowance for doubtful accounts of $86,795 and $776,066, respectively	8,937,296	7,567,448
Unbilled receivables	1,569,353	398,547
Other assets, net	770,492	1,001,671

Total current assets	13,818,182	11,660,212
Property and equipment, net	3,676,761	3,614,322
Restricted cash	466,000	589,000
Other assets, net	901,030	146,177

Total assets	$18,861,973	$16,009,711

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of indebtedness	$6,101,863	$2,955,450
Current portion of indebtedness - related parties	352,334	352,334
Accounts payable	1,518,635	739,438
Accrued expenses	2,513,406	3,022,695
Grants payable	80,000	2,257,000
Accrued salaries, wages and related benefits	875,348	1,204,301
Deferred revenue	4,377,485	2,981,859
Accrued interest and other related party expenses	100,682	12,673

Total current liabilities	15,919,753	13,525,750
Long-term portion of indebtedness	143,494	135,008
Other long-term liabilities	879,975	786,386
Convertible Notes, net	1,783,712	1,427,685
Mandatorily redeemable preferred stock, $.01 par value: 2,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	22,726,934	19,874,829

Commitments and contingencies (Note 5)
Common stockholders’ deficit:
Common stock, $.01 par value: voting: 20,000,000 shares authorized; 12,096,219 and 10,841,719 shares issued and outstanding, respectfully	120,962	108,417
Additional paid-in capital	67,472,916	66,228,271
Accumulated deficit	(71,442,339)	(70,182,006)
Deferred compensation	(16,500)	(19,800)

Total common stockholders’ deficit	(3,864,961)	(3,865,118)

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ deficit	$18,861,973	$16,009,711

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$9,535,225	$13,960,350	$19,886,019	$26,941,212
Cost of revenues	5,593,618	7,645,882	11,103,091	15,669,831

Gross profit	3,941,607	6,314,468	8,782,928	11,271,381
Selling, general and administrative expenses	4,192,145	5,550,954	9,214,489	10,441,048

(Loss) income from operations	(250,538)	763,514	(431,561)	830,333
Interest income	6,609	4,148	13,111	6,766
Interest expense—related parties	(22,112)	(21,572)	(45,875)	(43,916)
Interest expense	(424,411)	(316,833)	(796,008)	(639,133)

Net (loss) income	$(690,452)	$429,257	$(1,260,333)	$154,050

Basic (loss) income per share of common stock	$(0.06)	$0.04	$(0.11)	$0.02

Weighted average common shares outstanding	11,286,219	9,839,312	11,064,969	9,789,907

Diluted (loss) income per share of common stock	$(0.06)	$0.04	$(0.11)	$0.01

Weighted average common shares outstanding	11,286,219	11,392,684	11,064,969	11,264,974

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2004	10,841,719	$108,417	$66,228,271	$(70,182,006)	$(19,800)	$(3,865,118)
Amortization of deferred compensation	—	—	—	—	3,300	3,300
Common stock options exercised	69,500	695	6,675	—	—	7,370
Common stock issued to pay accrued bonus	185,000	1,850	216,470	—	—	218,320
Common stock options granted for services	—	—	31,500	—	—	31,500
Common stock issued in private placement	1,000,000	10,000	990,000	—	—	1,000,000
Net loss	—	—	—	(1,260,333)	—	(1,260,333)

Balance, June 30, 2005	12,096,219	$120,962	$67,472,916	$(71,442,339)	$(16,500)	$(3,864,961)

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,

	2005	2004
Cash flows from operating activities:
Net (loss) income	$(1,260,333)	$154,050
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	641,611	734,688
Amortization of deferred financing costs	41,504	88,638
Amortization of non-cash stock compensation	6,800	3,300
Accretion of discount on Convertible Notes	356,027	188,066
(Recovery) provision for doubtful accounts	(266,801)	19,643
Changes in operating assets and liabilities:
Accounts receivable	(1,103,045)	(319,127)
Unbilled receivables	(1,170,806)	109,325
Taxes receivable	—	629,687
Other assets	(537,177)	(158,723)
Accounts payable, grants payable and accrued expenses	(1,813,504)	225,520
Accrued salaries, wages and related benefits	(110,633)	763,749
Accrued interest and related party expenses	88,009	53,760
Deferred revenue	1,395,626	868,703

Net cash (used in) provided by operating activities	(3,732,722)	3,361,279

Cash flows from investing activities:
Additions to property and equipment	(704,053)	(761,339)
Decrease in restricted cash	122,000	123,000

Net cash used in investing activities	(582,053)	(638,339)

Cash flows from financing activities:
Borrowings (payments) under capital leases	9,149	(108,050)
Proceeds from issuance of common stock	1,000,000	6,687
Proceeds from exercise of common stock options	7,370	—
Net borrowings under Debt Agreement	3,063,483	2,012,773
Proceeds from insurance financing, net	82,268	8,392
Payment of related party debt	—	(31,000)

Net cash provided by financing activities	4,162,270	1,888,802

Net (decrease) increase in cash and cash equivalents	(152,505)	4,611,742
Cash and cash equivalents, beginning of period	2,570,546	472,722

Cash and cash equivalents, end of period	$2,418,041	$5,084,464

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

We provide a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries through our operating subsidiaries in two business segments – Pharmaceutical Services and Business Services. Please refer to Note 12 regarding our business segments.

In our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for presentation of a complete set of financial statements. The balance sheet as of December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for a complete set of financial statements.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, and establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of SFAS 154 will have a material impact on our consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). This Interpretation clarifies that conditional asset retirement obligations meet the definition of a liability and should be recognized when incurred if the fair value can be reasonably estimated. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets an Amendment of APB Opinion No. 29 (“SFAS No. 153”). This Statement amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under this Statement, a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will become effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our consolidated financial position or results of operations.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

guidance. Under SFAS No. 123R, entities are required to recognize the cost of an equity award based on its fair value at the date of grant. The cost, which is calculated in a similar manner to the pro forma calculation shown in Note 6, is recognized over the attribution period, which is the expected period of benefit. SFAS No. 123R is effective for fiscal periods beginning on or after June 15, 2005. SFAS No. 123R allows a company to choose among three different methods of adoption, which range from full restatement of prior period results to prospective application beginning in the period of adoption. We are currently in the process of assessing the impact on our consolidated financial position and results of operations of alternative fair value methodologies and alternative methods of adoption. In April 2005, the Securities and Exchange Commission (“SEC”) amended its Regulation S-X to amend the date of compliance with SFAS No. 123R to the first reporting period of the fiscal year beginning on or after June 15, 2005. We anticipate adopting SFAS No. 123R on January 1, 2006.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act (the “Jobs Act”) of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides accounting and disclosure guidance for a special one-time dividends received deduction allowed on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This guidance could become effective for us once operations begin at our Philippines location, which is now expected to be by the end of the third quarter or the beginning of the fourth quarter of 2005. In addition, various provisions under the Internal Revenue Code have created situations that result in “deemed” dividends. We have not completed our evaluation of the potential benefits of these deductions under the Jobs Act. We anticipate completing our study in the third quarter of 2005. The law requires that we distribute the “deemed” dividends before any dividends are eligible for the tax deduction. We do not expect the impact to be material to our consolidated financial position or results of operations.

4. RESTRICTED CASH

We obtained a letter of credit (“Letter of Credit”) in the amount of $834,000 to replace the letter of credit issued to the landlord of our Maryland communication center in 2001. The Letter of Credit was collateralized by a certificate of deposit in the same amount. Therefore, such certificate of deposit is classified as restricted cash in the accompanying balance sheets at June 30, 2005 and December 31, 2004.

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

Litigation

We and our subsidiaries are parties to legal proceedings that we believe to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to our consolidated financial condition, results of operations or cash flows.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

On September 10, 2004, Ivelisse Lamboy (the “Plaintiff”), a former employee with our AM Medica division, filed suit against us in the Supreme Court of New York, County of Bronx for wrongful termination and breach of an employment agreement. The Plaintiff seeks $0.5 million in damages which she claims is equal to 10 years of employment. We assert these claims are not valid and intend to vigorously defend any action related to these claims. The Company has filed for summary judgment and a stay of pretrial discovery until the court rules on the Summary Judgment. The Company is presently awaiting a decision from the court regarding the summary judgment. We believe the claims asserted have no legal basis; however, we cannot provide assurance as to the outcome of the litigation.

Settled Litigation

On July 18, 2003, we filed suit against MTI Information Technologies, LLC (“MTI”) in Broward County, Florida. The lawsuit was seeking enforcement of a pharmaceutical telemarketing service contract (the “Contract”) with MTI for services rendered. Services were terminated after payments due from MTI became severely delinquent. The lawsuit alleged that MTI breached its Contract with the Company by not paying for services rendered. The lawsuit was seeking payment for work performed of approximately $0.6 million. On July 21, 2003, MTI filed a counter suit against us in Bucks County, Pennsylvania for breach of contract and tortuous interference for our failure to complete telemarketing campaigns. The two cases were subsequently combined in the Circuit Court of the 17th Judicial Circuit in Broward County, FL 03-12385. In May of 2005 the case settled out of court. The Company received the court’s final order of dismissal May 21, 2005, and as of that date the case was officially closed, resulting in a recovery of approximately $363,000 to the Company.

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

Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(690,452)	$429,257	$(1,260,333)	$154,050
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effect	1,650	1,650	3,300	3,300
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(38,243)	(43,687)	(71,803)	(85,095)

Pro forma net (loss) income	(727,045)	387,220	(1,328,836)	72,255

(Loss) earnings per share:
Basic – as reported	$(0.06)	$0.04	$(0.11)	$0.02

Basic – pro forma	$(0.06)	$0.04	$(0.12)	$0.01

Diluted – as reported	$(0.06)	$0.04	$(0.11)	$0.01

Diluted – pro forma	$(0.06)	$0.03	$(0.12)	$0.01

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

These pro forma results are not necessarily indicative of results that may be expected in future periods since additional options may be granted and the estimated fair value of the stock options is assumed to be amortized to expense over the expected option lives.

The pro forma information above was determined using the Black-Scholes option-pricing model based on the following assumptions:

- expected volatility rates of 109% for 2005 and 111% for 2004;

- risk-free interest rates of 4.18% for 2005 and 2.80% for 2004;

- expected option lives of 5 years for both years; and

- expected dividend yield of 0% for both years.

In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (“EITF 00-23”), and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, when an employee terminates from a company but continues to provide services as a consultant, the award is remeasured under either the fair value or intrinsic value method and accounted for prospectively. We did not record any compensation expense in the first or second quarter of 2005 associated with non-employee options.

7. LOSS PER COMMON SHARE

The information required to compute net (loss) income per basic and diluted share is as follows:

2005:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Weighted average number of common shares outstanding – basic	11,286,219	11,064,969

Weighted average number of common and common equivalent shares outstanding – dilutive*	11,286,219	11,064,969

2004:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Weighted average number of common shares outstanding – basic	9,839,312	9,789,907

Potential shares exercisable under stock option plans	514,662	437,276

Potential shares upon exercise of Warrants	1,038,710	1,037,791

Weighted average number of common and common equivalent shares outstanding – dilutive*	11,392,684	11,264,974

*	Since the effects of the stock options, warrants, and Convertible Notes are anti-dilutive for the three and six months ended June 30, 2005, and the effects of Convertible Notes are anti-dilutive for the three and six months ended June 30, 2004, these effects have not been included in the calculation of dilutive earnings per share.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. INDEBTEDNESS

Our borrowings consist of the following:

	June 30, 2005	December 31, 2004
Revolving Credit, Term Loan and Security Agreement (collectively the “Debt Agreement”)	$5,894,016	$2,830,533
6% subordinated promissory note due to former stockholder of TeleManagement Services (“TMS”); interest at default rate of 10% per year. Principal and interest payments restricted per subordination agreement to the Debt Agreement	352,334	352,334
Deferred Financing	90,660	8,392
Capital leases payable in monthly installments through May 2010	260,681	251,533

	6,597,691	3,442,792
Less: current portion	(6,454,197)	(3,307,784)

	$143,494	$135,008

We paid approximately $312,000 of interest on our borrowings in the first half of 2005. Additional information regarding our long-term debt structure can be found in our 2004 Annual Report on Form 10-K, filed on March 31, 2005.

On June 10, 2005, we notified our senior lender, Capital Source, that we were in default of our financial covenants contained in our Debt Agreement, as of April 30, 2005, due to the longer than expected lead time to replace the revenues previously generated by one of our main telecommunications clients. On August 12, 2005, we entered into the Fourth Amendment (“Fourth Amendment”) to our Debt Agreement dated June 10, 2003 that modified among other things, the Minimum EBITDA and the Fixed Coverage Ratio, as defined. The Fourth Amendment also requires the Company to raise a minimum of $967,000 of net aggregate proceeds from the sale of equity capital, which is required to be maintained in a deposit account with Merrill Lynch. See Note 13 regarding the status of the private placement. The account will be pledged as collateral under the Debt Agreement and will be subject to an Account Control Agreement between the Company, Capital Source, and Merrill Lynch with withdrawals restricted to the following, unless approved in writing by Capital Source:

September 1, 2005	$213,000
October 1, 2005	203,000
November 1, 2005	180,000
December 1, 2005	180,000
January 1, 2005	191,000

$967,000

As of June 30, 2005, as a result of the Fourth Amendment, we were in compliance with our financial covenants contained in our Debt Agreement.

9. CONVERTIBLE NOTES

At June 30, 2005 and December 31, 2004, the balance of our debt discounts associated with our $3.25 million Convertible Notes is approximately $1.47 million and $1.82 million, respectively. We accreted approximately $356,000 of the debt discount as interest expense during the first half of 2005. Additional information regarding our Convertible Notes can be found in our 2004 Annual Report on Form 10-K, filed on March 31, 2005.

10. PRIVATE PLACEMENT OF COMMON STOCK

On March 4, 2005, we sold subscriptions to accredited investors to purchase 1,000,000 shares of the Company’s common stock at a price per share of $1.00, for an aggregate purchase price of approximately $1.0 million. The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to Accredited Investors under Section 4(2) of the Securities Act and Rule 506 of Regulation D. Of the 1,000,000 shares subscribed, 150,000 shares were purchased by a member of the Company’s Board of Directors, and 42,500 shares of the 1,000,000 shares were issued to the Board member or a company affiliated with the Board member on behalf of the other participants as a broker fee. The shares were issued on June 13, 2005.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. INCOME TAXES

The effective tax rate used by us for the six month periods ended June 30, 2005 and 2004 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the Company’s deferred tax assets.

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

The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals, for the three and six months ended June 30, 2005 and 2004.

		Pharmaceutical	Business	Segment Total	Reconciliation	Total
Revenues
Three months ended	2005	$6,247,995	$3,287,230	$9,535,225	$—	$9,535,225
	2004	7,390,480	6,569,870	13,960,350	—	13,960,350
Six months ended	2005	13,032,084	6,853,935	19,886,019	—	19,886,019
	2004	13,608,767	13,332,445	26,941,212	—	26,941,212
Gross profit
Three months ended	2005	2,887,613	1,053,994	3,941,607	—	3,941,607
	2004	3,697,884	2,616,584	6,314,468	—	6,314,468
Six months ended	2005	6,356,424	2,426,504	8,782,928	—	8,782,928
	2004	6,234,465	5,036,916	11,271,381	—	11,271,381
Operating (loss) income
Three months ended	2005	1,821,826	(591,647)	1,230,179	(1,480,717)	(250,538)
	2004	1,402,755	465,248	1,868,003	(1,104,489)	763,514
Six months ended	2005	2,444,216	(1,493,315)	950,901	(1,382,462)	(431,561)
	2004	2,121,727	587,920	2,709,647	(1,879,314)	830,333
EBITDA (1)
Three months ended	2005	1,948,760	(405,041)	1,543,719	(1,475,629)	68,090
	2004	1,525,114	688,285	2,213,399	(1,073,185)	1,140,214
Six months ended	2005	2,712,053	(1,128,811)	1,583,242	(1,373,192)	210,050
	2004	2,348,762	1,033,127	3,381,889	(1,816,868)	1,565,021
Depreciation expense
Three months ended	2005	126,934	186,606	313,540	5,088	318,628
	2004	122,359	223,037	345,396	31,304	376,700
Six months ended	2005	267,837	364,504	632,341	9,270	641,611
	2004	227,035	445,207	672,242	62,446	734,688

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1)	EBITDA is calculated by taking (loss) income from operations, which is before interest and taxes, and adding depreciation and amortization expense. EBITDA is a non-GAAP measure of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the impact of certain non-cash charges (depreciation and amortization). We believe that EBITDA provides investors with valuable measures to compare our operating performance with the operating performance of other companies.

13. SUBSEQUENT EVENT

As of August 12, 2005 we have received approximately $2.25 million in cash for, and are in the process of closing, a private placement for approximately $2.25 million of Convertible Notes (the “Notes”) and Warrants (“Convertible Notes III”) to Accredited Investors; as such term is defined in the Securities and Exchange Act of 1933, as amended. The Notes will be convertible at a ratio of 2 shares of common stock for $1.00 invested. The Notes will automatically convert upon the Conversion Event, which is defined as that date upon which the majority of our stockholders, pursuant to Delaware General Corporations Law, vote to amend the Amended and Restated Certificate of Incorporation of the Company, to increase the authorized shares of the Company’s Common Stock from 20 million to not less than 35 million. Should the Conversion Event not occur, the purchase price of the Convertible Notes III, and a 20% non-conversion fee, will be due and payable by the Company on the earlier of thirty six (36) months from the issuance date, or a Change of Control (as defined), upon written consent of the Company’s Senior Lender, CapitalSource. In the event of non payment upon the Maturity Date, the purchase price and 20% non-conversion fee will immediately bear interest at a rate of 15% annually, payable quarterly in arrears, provided that the Company is in compliance with its loan covenants under its Debt Agreement with CapitalSource, and that such payments will not cause the Company to violate such covenants. The proceeds of the private placement will be used to fund working capital and operations.

Each note holder will receive a warrant to purchase 2 shares of the Company’s common stock for each $1.00 invested in the Convertible Notes III. The warrants will have an exercise price of $0.75 per share, a term of ten years, and will be exercisable commencing upon the vesting date, which is defined as the completion of both (i) the date upon which the holder of the warrant pays the purchase price for the Notes, and (ii) the date of the Conversion Event.

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as the following, could cause our actual results during the remainder of fiscal 2005 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q:

•	Our ability to develop or fund the operations of new products or service offerings;

•	Our ability to successfully operate at capacity our newly opened communication center in the Philippines;

•	Unfavorable foreign currency exchange rates;

•	The unpredictability of the outcome of the litigation in which we are involved;

•	Risks associated with our Debt Agreement, including rising interest rates;

•	Competition from other third-party providers and those clients and prospects who may decide to do the work that Access Worldwide does in-house;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Potential consumer saturation reducing the need for services;

•	Certain needs for our growth;

•	Our dependence on the continuation of the trend toward outsourcing;

•	Dependence on the industries we serve;

•	The effect of changes in a drug’s life cycle;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and labor force and recent changes in management;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

•	The effects of an interruption of our business;

•	The volatility of our stock price; and

•	Risks associated with our stock trading on the OTC Bulletin Board.

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

In March of 2005, we entered into a lease agreement for space to establish a 350 seat communications center based in Manila, Philippines, which will provide us with an off-shore presence. This location is a part of our Business Services segment and became operational during the second quarter of 2005. We are expected to begin generating revenues out of this communications center toward the end of the third quarter or beginning of the fourth quarter of 2005.

The health of the pharmaceutical marketing and medical education industry is driven by the well-being of pharmaceutical drug manufacturers. These companies are continually impacted by developments in science and technology, the Food & Drug Administration (“FDA”), and organizational changes, most notably, substantial mergers between leading manufacturers.

Both the industry and manufacturers are also being influenced by the growing role of patients in the selection and usage of their medications. More people are walking into their doctors’ offices requesting a specific drug driven by information they gathered from Direct-to-Consumer (“DTC”) advertising such as television commercials or magazine advertisements. DTC ads can inform sufferers and their caregivers about available or new treatments, side effects and risks. They can also serve as a reminder to take or refill medications. As a result, the DTC industry has grown significantly and greater marketing programs directed to consumers are being developed.

As in the pharmaceutical marketing and medical education arena, the Business Services industry is large and has been impacted by government regulation and trade association guidelines.

The size of the industry has attracted a large number of teleservices companies, resulting in an extremely fragmented industry with hundreds of companies offering communication center management, customer service, consulting, lead generation, fulfillment or database management services. In addition to U.S. companies, we also compete with international firms that have centers located overseas. While there are certain clients that prefer centers located in the United States that use multicultural residents to provide multilingual teleservices, which we provide, there are other clients looking for the cost savings associated with overseas involvement. As a result of this off-shore demand, we have established a presence overseas by opening a communication center in Manila, Philippines during the second quarter of 2005.

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

Overall

The following is a tabular presentation of our revenue, gross profit and SG&A by operating segment for the three and six months ended June 30, 2005 and 2004.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
Pharmaceutical Segment	$6.2	$7.4	$13.0	$13.6
Business Services Segment	3.3	6.6	6.9	13.3

Total Revenue	$9.5	$14.0	$19.9	$26.9

Gross Profit
Pharmaceutical Segment	$2.9	$3.7	$6.4	$6.2
Business Services Segment	1.0	2.6	2.4	5.1

Total Gross Profit	$3.9	$6.3	$8.8	$11.3

SG&A
Pharmaceutical Segment	$1.6	$2.3	$3.9	$4.1
Business Services Segment	2.0	2.2	3.9	4.4
Other	0.6	1.1	1.4	1.9

Total SG&A	$4.2	$5.6	$9.2	$10.4

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Pharmaceutical Services

Revenues for the Pharmaceutical Services (“Pharmaceutical”) Segment decreased 16.2% in the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease was primarily attributed to the launch of a major DTC program for one of our clients in 2004 with no similar launch in 2005.

Gross profit as a percentage of revenues for the Pharmaceutical Segment for the three months ended June 30, 2005 decreased to 46.8%, compared to 50.0% for the three months ended June 30, 2004. The decrease was primarily attributed to a change in the mix of programs performed by our medical education division.

Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 25.8% for the three months ended June 30, 2005, compared to 31.1% for the three months ended June 30, 2004. The decrease was primarily attributed to the favorable settlement of our litigation against MTI for $363,000 and a net recovery from an insurance claim for flood damages at our Florida location of $215,000.

Business Services

Revenues for the Business Services (“Business”) Segment decreased 50% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The decrease was primarily attributed to the lengthy lead time necessary for our two new business development professionals to replace the revenue lost from a prior client due to regulatory changes. We are beginning to experience an increase in new business development activity from each of these individuals.

Gross profit as a percentage of revenues for the Business Segment decreased to 30.3% for the three months ended June 30, 2005, from 39.4% for the three months ended June 30, 2004. The decrease was primarily attributed to the significant decrease in revenue.

Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased 27.3% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The increase was primarily attributed to our Maryland communication center ceasing revenue and profit generating operations, while we continue to incur overhead expenses such as rent, utilities and depreciation of fixed assets. Management continues their effort to closely manage costs without severely impacting business needs and operating efficiencies.

Interest Expense

Our net interest expense increased slightly to $0.4 million for the three months ended June 30, 2005, compared to $0.3 million for the three months ended June 30, 2004, due primarily to the accretion of the discount on Convertible Notes, along with the increase in the loan balance under the Debt Agreement.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Pharmaceutical Services

Revenues for the Pharmaceutical Segment decreased 4.4% in the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The decrease was primarily attributed to a reduction of $0.6 million in our medical education revenues.

Gross profit as a percentage of revenues for the Pharmaceutical Segment for the six months ended June 30, 2005 increased to 49.2%, compared to 45.6% for the six months ended June 30, 2004. The increase was primarily attributed to an increase in productivity on our pharmacy and physician programs offset by a change in the mix of programs performed by our medical education division.

Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment did not change significantly for the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

Business Services

Revenues for the Business Segment decreased 48.1% in the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The decrease was primarily attributed to the lead time necessary for our two new business development professionals to replace the revenue lost from a prior client due to regulatory changes. We are beginning to experience an increase in new business development activity from each of these individuals.

Gross profit as a percentage of revenues for the Business Segment decreased to 34.8% for the six months ended June 30, 2005, from 38.3% for the six months ended June 30, 2004. The decrease was primarily attributed to the significant decrease in revenue.

Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased 23.4% for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. The increase was primarily attributed to the fact that our Maryland communication center ceased revenue and profit generating operations, while we continue to incur overhead expenses such as rent, utilities and depreciation of fixed assets. Management continues their effort to closely manage costs without severely impacting business needs and operating efficiencies.

Interest Expense

Our net interest expense increased slightly to $0.8 million for the six months ended June 30, 2005, compared to $0.7 million for the six months ended June 30, 2004 due primarily to the accretion of the discount on Convertible Notes, along with the increase in the loan balance under the Debt Agreement.

Liquidity and Capital Resources

At June 30, 2005 and December 31, 2004, we had a working capital deficit of approximately $2.1 million and $1.8 million, respectively. Cash and cash equivalents were $2.4 million at June 30, 2005, compared to $2.6 million at December 31, 2004.

Net cash used in operating activities during the first half of 2005 was $3.7 million, compared to net cash provided by operating activities during the first half of 2004 of $3.4 million. The net decrease was primarily due to an increase in unbilled receivables of $1.3 million and a decrease in grants payable of $2.2 million. These changes were primarily the result of delays in reconciling completed projects and in collection of accounts receivable from our clients, coupled with less grant payments to be made to recipients on behalf of our clients.

Net cash used in investing activities did not change significantly during the first half of 2005 compared to the first half of 2004.

Net cash provided by financing activities was $4.2 million for the first half of 2005, compared $1.9 million for the first half of 2004. The change was primarily due to an increase in net borrowing under the Debt Agreement of $3.1 million, as well as an increase due to proceeds from a private placement of $1.0 million. The increased borrowing was primarily a result of the delays being experienced in reconciling completed projects, collections of accounts receivables, and increased working capital needs due to decreases in revenues.

On July 15, 2003, we sold $2.1 million of our 5% Convertible Promissory Notes and Warrants (“Convertible Notes I”). The securities were offered and sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, (the “Act”) and Rule 506 of Regulation D as promulgated under the Act. The securities were sold only to Accredited Investors, as defined under Regulation D, including Company officers and directors. The Convertible Notes I have a 39 month term and bear interest at a rate of 5%. Interest is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Holders of the convertible notes may convert all or any part of the principal amount into shares of the Company’s common stock at any time beginning one year from issuance date until all principal and accrued interest thereon is paid in full, at a conversion price equal to $1.00 per share. The warrants are exercisable, at a purchase price of $0.01 per share of common stock, from one year after the issuance date through 10 years from the vesting date. Proceeds from the sale of these securities were used to fund working capital and operations.

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

On March 4, 2005, we sold subscriptions to issue to accredited investors 1,000,000 shares of Access Worldwide Communications, Inc. common stock at a price per share of $1.00, for an aggregate purchase price of approximately $1 million. The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to accredited investors under Section 4(2) of the Securities Act and Rule 506 of Regulation D. The shares were issued on June 13, 2005.

On June 10, 2005, we notified Capital Source that we were in default of our financial covenants contained in our Debt Agreement, as of April 30, 2005, due to the longer than expected lead time to replace the revenues previously generated by one of our main telecommunications client. On August 12, 2005, we entered into the Fourth Amendment (“Fourth Amendment”) to our Debt Agreement. The Fourth Amendment modified the financial covenants, as defined. The Fourth Amendment also requires the Company to raise a minimum of $967,000 of net aggregate proceeds from the sale of equity capital, which is required to be maintained in a deposit account with Merrill Lynch. The account will be pledged as collateral under the Debt Agreement and will be subject to an Account Control Agreement between the Company, Capital Source, and Merrill Lynch with withdrawals restricted to the following, unless approved in writing by Capital Source:

September 1, 2005	$213,000
October 1, 2005	203,000
November 1, 2005	180,000
December 1, 2005	180,000
January 1, 2005	191,000

$967,000

As of August 12, 2005 we have received approximately $2.25 million in cash for, and are in the process of closing, a private placement for approximately $2.25 million of Convertible Notes (the “Notes”) and Warrants (“Convertible Notes III”) to Accredited Investors; as such term is defined in the Securities and Exchange Act of 1933, as amended. The Notes will be convertible at a ratio of 2 shares of common stock for $1.00 invested. The Notes will automatically convert upon the Conversion Event, which is defined as that date upon which the majority of our stockholders, pursuant to Delaware General Corporations Law, vote to amend the Amended and Restated Certificate of Incorporation of the Company, to increase the authorized shares of the Company’s Common Stock from 20 million to not less than 35 million. Should the Conversion Event not occur, the purchase price of the Convertible Notes III, and a 20% non-conversion fee, will be due and payable by the Company on the earlier of thirty six (36) months from the issuance date, or a Change of Control (as defined), upon written consent of the Company’s Senior Lender, CapitalSource. In the event of non payment upon the Maturity Date, the purchase price and 20% non-conversion fee will immediately bear interest at a rate of 15% annually, payable quarterly in arrears, provided that the Company is in compliance with its loan covenants under its Debt Agreement with CapitalSource, and that such payments will not cause the Company to violate such covenants. The proceeds of the private placement will be used to fund working capital and operations.

Each note holder will receive a warrant to purchase 2 shares of the Company’s common stock for each $1.00 invested in the Convertible Notes III. The warrants will have an exercise price of $0.75 per share, a term of ten years, and will be exercisable commencing upon the vesting date, which is defined as the completion of both (i) the date upon which the holder of the warrant pays the purchase price for the Notes, and (ii) the date of the Conversion Event.

As of June 30, 2005, as a result of the Fourth Amendment, we were in compliance with all of our debt covenants under the Debt Agreement. We expect to meet our short-term liquidity requirements through net cash provided by operations, the release of restricted cash as collateral under lease arrangement (see Note 3 in our Notes to the Consolidated Financial Statements), borrowings under the Debt Agreement, Convertible Notes I and II and funds raised through the Convertible Notes III private placement. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

The following is a chart of the Company’s approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s commitments as of June 30, 2005:

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$6,246,000	$6,246,000	$—	$—	$—
Convertible debt	3,250,000	—	3,250,000	—	—
Capital lease obligations[1]	1,221,000	264,000	939,000	18,000	—
Operating leases[2]	9,315,000	2,284,000	5,301,000	1,013,000	717,000
Purchase obligation	308,000	308,000	—	—	—

Total contractual obligations	$20,340,000	$9,102,000	$9,490,000	$1,031,000	$717,000

[1]	Includes capital lease obligation payments of approximately $37,000 per month through May 2008 under the capital equipment lease entered into on May 27, 2005, as disclosed in Form 8-K filed on June 2, 2005, for which a liability will not be recorded until equipment installation is complete, which is expected to occur during the third or fourth quarter of 2005.
[2]	Includes the minimum rental payments required under our operating lease for our Philippines communication center. The rent amount of approximately Php $1,125,000 is to be paid monthly in Philippines pesos. We have included this amount, converted to US dollars at a rate of 0.0178.

We have no off-balance sheet arrangements. The debt and lease obligations in the above table do not included accrued interest.

Transactions with Related Parties

During the first quarter of 2005, we entered into a Consulting Agreement with a member of our board of directors to provide consulting services with regard to all matters and activities we are performing in the Philippines. The Consulting Agreement provides among other things (i) a term through February 29, 2008 with an option to renew on a month-by-month basis thereafter, (ii) the payment of US $5,000 a month for the remainder of the term, (iii) a designated percent commission on all Qualifying Sales as defined in the Consulting Agreement throughout the remainder of the term, and (iv) a one-time receipt of 50,000 stock options priced at fair market value.

On March 29, 2005 we entered into an operating lease agreement for our communications center in the Philippines from a realty company that is majority owned by the immediate family of a member of our board of directors. The lease has a term of five years with minimum rent payments of approximately $20,000 per month. Additionally, we have approximately $41,000 of cash in a Philippines bank account with a bank that is also majority owned by the immediate family of a member of our board of directors.

Critical Accounting Policies

The Company’s significant accounting policies are disclosed in the notes of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2004. On an on-going basis, the Company evaluates its estimates and assumptions, including those related to valuation of percentage of completion revenues, allowance for doubtful accounts, allowances on net deferred tax assets and the useful lives of long lived assets, which includes property and equipment, and accrued expenses. Since the date of the last Annual Report, there have been no material changes to the Company’s significant accounting policies.

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

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and our subsidiaries are parties to legal proceedings that we believe to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to our consolidated financial condition, results of operations or cash flows.

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

On September 10, 2004, Ivelisse Lamboy (the “Plaintiff”), a former employee with our AM Medica division, filed suit against us in the Supreme Court of New York, County of Bronx for wrongful termination and breach of an employment agreement. The Plaintiff seeks $0.5 million in damages which she claims is equal to 10 years of employment. We assert these claims are not valid and intend to vigorously defend any action related to these claims. The Company has filed for summary judgment and a stay of pretrial discovery until the court rules on the Summary Judgment. The Company is presently awaiting a decision from the court regarding the summary judgment. We believe the claims asserted have no legal basis; however, we cannot provide assurance as to the outcome of the litigation.

Settled Litigation

On July 18, 2003, we filed suit against MTI Information Technologies, LLC (“MTI”) in Broward County, Florida. The lawsuit was seeking enforcement of a pharmaceutical telemarketing service contract (the “Contract”) with MTI for services rendered. Services were terminated after payments due from MTI became severely delinquent. The lawsuit alleged that MTI breached its Contract with the Company by not paying for services rendered. The lawsuit was seeking payment for work performed of approximately $0.6 million. On July 21, 2003, MTI filed a counter suit against us in Bucks County, Pennsylvania for breach of contract and tortuous interference for our failure to complete telemarketing campaigns. The two cases were subsequently combined in the Circuit Court of the 17th Judicial Circuit in Broward County, FL 03-12385. In May of 2005 the case settled out of court. The Company received the court’s final order of dismissal May 21, 2005, and as of that date the case was officially closed, resulting in a recovery of approximately $363,000 to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25 2004, the Company held an annual meeting of the stockholders of the Common Stock to vote on the following matters: (1) to elect eight persons to the Company’s Board of Directors, and (2) ratify the selection of BDO Seidman, LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2005.

The following table sets forth the votes for, against or withheld with respect to the election of the directors (Total shares outstanding 10,841,719):

Director Nominee	Votes Cast For	Votes Withheld
Liam S. Donohue	7,409,137	650
Michael Dornemann	7,299,237	110,550
Shawkat Raslan	7,295,437	114,350
Orhan Sadik-Khan	7,409,237	550
Frederick Thorne	7,299,237	110,550
Carl Tiedemann	7,299,237	110,550
Charles Henri Weil	7,409,237	550
Alfonso Yuchengco, III	7,298,987	110,800

With respect to the ratification of the selection of BDO Seidman, LLP as the independent registered public accounting firm, 7,408,687 votes were cast for this matter (68.33% of outstanding), 1,050 votes were cast against this matter (0.01% of outstanding) and there were 50 (0.00% of outstanding) abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10(hhhh)	Fourth Amendment to the Revolving Credit, Term Loan and Security Agreement dated August 12, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: August 15, 2005	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: August 15, 2005	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description

10(hhhh)	Fourth Amendment to the Revolving Credit, Term Loan and Security Agreement dated August 12, 2005.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer