Form 10-Q
period 2005-09-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2005-11-21
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of the registrant’s common stock, par value $.01per share, as of November 15, 2005 was 12,096,219.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$673,503	$2,570,546
Restricted cash	877,000	122,000
Accounts receivable, net of allowance for doubtful accounts of $79,292 and $776,066, respectively	6,771,746	7,567,448
Unbilled receivables	528,444	398,547
Other assets, net	792,895	1,001,671

Total current assets	9,643,588	11,660,212
Property and equipment, net	4,918,050	3,614,322
Restricted cash	466,000	589,000
Other assets, net	614,962	146,177

Total assets	$15,642,600	$16,009,711

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of indebtedness	$3,774,836	$2,955,450
Current portion of indebtedness - related parties	352,334	352,334
Accounts payable	1,595,470	739,438
Accrued expenses	1,578,579	2,857,183
Grants payable	235,346	2,257,000
Accrued salaries, wages and related benefits	484,309	1,204,301
Customer deposits	526,216	165,512
Deferred revenue	3,160,027	2,981,859
Accrued interest and other related party expenses	56,823	12,673

Total current liabilities	11,763,940	13,525,750
Long-term portion of indebtedness	741,790	135,008
Other long-term liabilities	796,607	786,386
Convertible Notes, net	1,965,290	1,427,685
Mandatorily redeemable preferred stock, $.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	19,267,627	19,874,829

Commitments and contingencies (Notes 5 and 13)
Common stockholders’ deficit:
Common stock to be issued, 4,510,000 shares (Note 9)	2,255,000	—
Common stock, $.01 par value: voting: 20,000,000 shares authorized; 12,096,219 and 10,841,719 shares issued and outstanding, respectively	120,962	108,417
Additional paid-in capital	68,212,866	66,228,271
Accumulated deficit	(74,199,005)	(70,182,006)
Deferred compensation	(14,850)	(19,800)

Total common stockholders’ deficit	(3,625,027)	(3,865,118)

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ deficit	$15,642,600	$16,009,711

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$8,455,213	$9,871,862	$28,341,232	$36,813,074
Cost of revenues	5,242,277	5,840,565	16,345,368	21,510,396

Gross profit	3,212,936	4,031,297	11,995,864	15,302,678
Selling, general and administrative expenses	4,746,811	4,640,923	13,961,300	15,081,971

(Loss) income from operations	(1,533,875)	(609,626)	(1,965,436)	220,707
Interest income	6,376	5,760	19,487	12,526
Interest expense—related parties	(22,938)	(12,750)	(68,813)	(56,666)
Interest expense	(466,229)	(323,302)	(1,262,237)	(962,435)

Net loss before deemed dividend	(2,016,666)	(939,918)	(3,276,999)	(785,868)
Deemed dividend –warrants issued to certain stockholders (Note 10)	(740,000)	—	(740,000)	—

Net loss applicable to common stockholders	$(2,756,666)	$(939,918)	$(4,016,999)	$(785,868)

Basic and diluted loss per share of common stock	$(0.20)	$(0.09)	$(0.34)	$(0.08)

Weighted average common shares outstanding	13,599,552	9,906,886	11,909,830	9,828,900

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Common Stock		Common Stock To Be Issued		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	10,841,719	$108,417	—	$—	$66,228,271	$(70,182,006)	$(19,800)	$(3,865,118)
Amortization of deferred compensation	—	—	—	—	—	—	4,950	4,950
Common stock options exercised	69,500	695	—	—	6,675	—	—	7,370
Common stock issued to pay accrued bonus	185,000	1,850	—	—	216,470	—	—	218,320
Common stock options granted for services	—	—	—	—	31,500	—	—	31,500
Common stock issued in private placement	1,000,000	10,000	—	—	990,000	—	—	1,000,000
Common stock to be issued for Convertible Debt III	—	—	4,510,000	2,255,000	(50)	—	—	2,254,950
Net loss	—	—	—	—	—	(3,276,999)	—	(3,276,999)
Deemed dividend on common stock - warrants issued to certain stockholders	—	—	—	—	740,000	(740,000)	—	—

Balance, September 30, 2005	12,096,219	$120,962	4,510,000	$2,255,000	$68,212,866	$(74,199,005)	$(14,850)	$(3,625,027)

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2005	2004
Cash flows from operating activities:
Net loss	$(3,276,999)	$(785,868)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,013,438	1,131,103
Amortization of deferred financing costs	63,511	132,957
Amortization of non-cash stock compensation	11,075	4,950
Accretion of discount on Convertible Notes	537,605	283,871
(Recovery) provision for doubtful accounts	(691,725)	27,063
Changes in operating assets and liabilities:
Accounts receivable	1,487,427	3,570,522
Unbilled receivables	(129,897)	310,480
Taxes receivable	—	629,687
Other assets	(258,145)	(23,201)
Accounts payable, grants payable and accrued expenses	(2,434,002)	(1,166,413)
Accrued salaries, wages and related benefits	(501,672)	72,834
Accrued interest and related party expenses	44,150	(727)
Customer deposits	360,704	(45,003)
Deferred revenue	178,168	(127,829)

Net cash (used in) provided by operating activities	(3,596,362)	4,014,426

Cash flows from investing activities:
Additions to property and equipment, net	(2,317,169)	(852,348)
Decrease in restricted cash	(632,000)	123,000

Net cash used in investing activities	(2,949,169)	(729,348)

Cash flows from financing activities:
Borrowings (payments) under capital leases	880,357	(76,161)
Proceeds from issuance of common stock	1,000,000	14,987
Proceeds from exercise of common stock options	7,370	—
Net borrowings (payments) under Debt Agreement	482,662	(2,708,256)
Proceeds from issuance of Convertible Notes	2,254,950
Proceeds from insurance financing, net	63,149	—
Loan origination fees	(40,000)	—
Payment of related party debt	—	(31,000)

Net cash provided by (used in) financing activities	4,648,488	(2,800,430)

Net (decrease) increase in cash and cash equivalents	(1,897,043)	484,648
Cash and cash equivalents, beginning of period	2,570,546	472,722

Cash and cash equivalents, end of period	$673,503	$957,370

Non-cash investing and financing activities:
Equipment acquisitions through capital leases	—	151,166

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Access Worldwide Communications, Inc. (“we” or the “Company”) provide a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries through our operating subsidiaries in two business segments – Pharmaceutical Services and Business Services. Please refer to Note 12 regarding our business segments.

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

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Access Worldwide Communications, Inc. and our financial statements, the condensed interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004, which are included in our 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.

2. RECLASSIFICATIONS

Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year. Such reclassifications did not change our net loss or total common stockholders’ deficit as previously reported.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. Under SFAS No. 123R, entities are required to recognize the cost of an equity award based on its fair value at the date of grant. The cost, which is calculated in a similar manner to the pro forma calculation shown in Note 6, is recognized over the attribution period, which is the expected period of benefit. SFAS No. 123R is effective for fiscal periods beginning on or after June 15, 2005. SFAS No. 123R allows a company to choose among three different methods of adoption, which range from full restatement of prior period results to prospective application beginning in the period of adoption. We are currently in the process of assessing the impact on our consolidated financial position and results of operations of alternative fair value methodologies and alternative methods of adoption. In April 2005, the Securities and Exchange Commission (“SEC”) amended its Regulation S-X to amend the date of compliance with SFAS No. 123R to the first reporting period of the fiscal year beginning on or after June 15, 2005. We anticipate adopting SFAS No. 123R on January 1, 2006.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-2 provides accounting and disclosure guidance for a special one-time dividends received deduction allowed on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This guidance could become effective for us once operations begin at our Philippines location, which is now expected to be by the beginning of the fourth quarter of 2005. In addition, various provisions under the Internal Revenue Code have created situations that result in “deemed” dividends. We have not completed our evaluation of the potential benefits of these deductions under the Act. We anticipate completing our study in the fourth quarter of 2005. The law requires that we distribute the “deemed” dividends before any dividends are eligible for the tax deduction. We do not expect the impact to be material to our consolidated financial position or results of operations.

4. RESTRICTED CASH

We obtained a letter of credit (“Letter of Credit”) in the amount of $834,000 to replace the letter of credit issued to the landlord of our Maryland communication center in 2001. The Letter of Credit was collateralized by a certificate of deposit in the same amount. Therefore, such certificate of deposit is classified as restricted cash in the accompanying balance sheets at September 30, 2005 and December 31, 2004.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the Letter of Credit will be reduced to the amount shown on each anniversary date as follows:

May 2006	$466,000
May 2007	$343,000
May 2008 through 2010	$221,000

See also Note 8 for additional restrictions on cash.

5. COMMITMENTS AND CONTINGENCIES

Employment Agreements

In connection with certain acquisitions and in the normal course of business, we entered into employment agreements with our management employees, which expire at various times through 2007, certain of whom are our stockholders. The employment agreements have terms up to five years and require annual base salary payments of $1,779,000 and bonus amounts of up to $549,000 per year, excluding $20,000 accrued severance payable to a former employee.

Litigation

The Company is involved in a variety of proceedings that arise from time to time in the ordinary course of its business, including among other things, issues related to contracts, intellectual property, product liability, employment and securities. Management believes that the only matter currently of significance is the following:

On September 10, 2004, Ivelisse Lamboy (the “Plaintiff”), a former employee with our AM Medica division, filed suit against us in the Supreme Court of New York, County of Bronx for wrongful termination and breach of an employment agreement. The Plaintiff seeks $0.5 million in damages which she claims is equal to 10 years of employment. We assert these claims are not valid and intend to vigorously defend any action related to these claims. The Company has filed for summary judgment and a stay of pretrial discovery until the court rules on the Summary Judgment. The court has granted the stay on pretrial discovery, but the Company is presently awaiting a decision from the court regarding the summary judgment. We believe the claims asserted have no legal basis; however, we cannot provide assurance as to the outcome of the litigation.

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

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, our net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders, as reported	$(2,756,666)	$(939,918)	$(4,016,999)	$(785,868)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effect	1,650	1,650	4,950	4,950
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(36,939)	(22,634)	(108,741)	(107,729)

Pro forma net loss	(2,791,955)	(960,902)	(4,120,790)	(888,647)

Loss per share:
Basic and diluted – as reported	$(0.20)	$(0.09)	$(0.34)	$(0.08)

Basic and diluted – pro forma	$(0.21)	$(0.10)	$(0.35)	$(0.09)

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

In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (“EITF 00-23”), and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, when an employee terminates from a company but continues to provide services as a consultant, the award is remeasured under either the fair value or intrinsic value method and accounted for prospectively. We did not record any compensation expense in the first three quarters of 2005 associated with non-employee options.

7. LOSS PER COMMON SHARE

The information required to compute net loss per basic and diluted share is as follows:

2005:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Weighted average number of common shares outstanding – basic and dilutive*	13,599,552	11,909,830

2004:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Weighted average number of common shares outstanding – basic and dilutive*	9,906,886	9,828,900

*	Since the effects of the stock options, warrants, and Convertible Notes are anti-dilutive for the three and nine months ended September 30, 2005 and 2004, these effects have not been included in the calculation of dilutive earnings per share. In addition, the effect of the 4,510,000 shares of the Company’s common stock to be issued to the holders of the Convertible Notes III, as a result of their automatic conversion upon issuance (see Note 9 below), is included for the three and nine months ended September 30, 2005.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. INDEBTEDNESS

Our borrowings consist of the following:

	September 30, 2005	December 31, 2004
Revolving Credit, Term Loan and Security Agreement (collectively the “Debt Agreement”)	$3,313,195	$2,830,533
6% subordinated promissory note due to former stockholder of TeleManagement Services (“TMS”); interest at default rate of 10% per year. Principal and interest payments restricted per subordination agreement to the Debt Agreement	352,334	352,334
Deferred Financing	71,541	8,392
Capital leases payable in monthly installments through May 2010	1,131,890	251,533

	4,868,960	3,442,792
Less: current portion	(4,127,170)	(3,307,784)

	$741,790	$135,008

We paid approximately $567,000 of interest on our borrowings in the first three quarters of 2005. Additional information regarding our long-term debt structure can be found in our 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.

On June 10, 2005, we notified our senior lender, Capital Source, that we were in default of our financial covenants contained in our Debt Agreement, as of April 30, 2005, due to the longer than expected lead time to replace the revenues previously generated by one of our main telecommunications clients. On August 12, 2005, we entered into the Fourth Amendment (“Fourth Amendment”) to our Debt Agreement dated June 10, 2003 that modified among other things, the Minimum EBITDA and the Fixed Coverage Ratio, as defined. The Fourth Amendment also requires the Company to raise a minimum of $967,000 of net aggregate proceeds from the sale of equity capital, which is the initial amount required to be maintained in a deposit account (“Deposit Account”) with Merrill Lynch, prior to permitted scheduled withdrawals. See Note 9 regarding the closing of the private placement on August 31, 2005. The Deposit Account has been pledged as collateral under the Debt Agreement and is subject to an Account Control Agreement between the Company, Capital Source, and Merrill Lynch with withdrawals restricted to the following, unless approved in writing by Capital Source:

October 1, 2005	$203,000
November 1, 2005	180,000
December 1, 2005	180,000
January 1, 2006	191,000

$754,000

On November 1, 2005, we notified Capital Source that as of September 30, 2005, we were in default of our financial covenants to the Debt Agreement due to continued losses at our United States Business Services division as we continue to replace revenues from a large client which was lost at the end of 2004. Management continues to make changes to attempt to reduce the losses at our United States Business Services division.

On November 21, 2005, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with Capital Source. The Agreement provides that Capital Source (a) forbear its right to accelerate collection of the full outstanding balance on the Debt Agreement, as amended, which rights arose from the Event of Default, and (b) maintain its discretionary right to continue to make available to the Company draws as provided under the Debt Agreement, until the Forbearance Termination Date of January 31, 2006. We are in continued discussions with Capital Source regarding an amendment to the Debt Agreement which may take place shortly after we complete our 2006 budgeting process. Under the terms of the Forbearance Agreement, we are required to submit our budget and financial projections for the period November 1, 2005 through December 31, 2006 to Capital Source by no later than December 16, 2005. See Note 13 for further discussion regarding management’s plans with respect to the Forbearance and Debt Agreements.

9. CONVERTIBLE NOTES AND WARRANTS

On August 31, 2005, the Company completed a private placement for approximately $2.255 million of Convertible Notes (“Convertible Notes III”) and Warrants (“Warrants”) to Accredited Investors, as such term is defined in the Securities Act of 1933, as amended. The Convertible Notes III includes investment totaling $1,000,000 from certain members of the Company’s Board of Directors and executive management. The Convertible Notes III are convertible at a ratio of 2 shares of the Company’s common stock for each $1.00 invested. The Convertible Notes III were automatically convertible upon the Conversion Event,

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

which is defined as that date upon which the majority of our common stockholders voted to amend the Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) of the Company, to increase the authorized shares of the Company’s common stock from 20 million to not less than 35 million. On August 25, 2005, by written consent, the stockholders holding a majority of the Company’s common stock approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 20 million to 40 million. As a result of the Conversion Event, on the August 31, 2005 closing date of the Convertible Notes III, the notes automatically converted into 4,510,000 shares of the Company’s common stock. Such shares were not issued until November 16, 2005, therefore the $2.255 million balance for such shares are classified as “Common Stock To Be Issued” in the accompanying consolidated balance sheet as of September 30, 2005. The proceeds of the Convertible Notes III were used to fund the $967,000 Deposit Account described in Note 8 above, and the remainder will be used to fund working capital and operations.

Each holder of the Convertible Notes III received Warrants to purchase 2 shares of the Company’s common stock for each $1.00 invested. The Warrants, which are exercisable into an aggregate of 4,510,000 shares of the Company’s common stock, have an exercise price of $0.75 per share, a term of ten years, and are exercisable commencing upon the Vesting Date, which is defined as the completion of both (i) the date upon which the holder of the Warrant pays the purchase price for the Notes, and (ii) the date of the Conversion Event. As the Warrants were issued to investors whose Convertible Notes III automatically converted upon issuance to common stock, the Warrants represent a cost of capital.

At September 30, 2005 and December 31, 2004, the balance of our debt discounts associated with our two previously issued $3.25 million Convertible Notes is approximately $1.28 million and $1.82 million, respectively. We accreted approximately $0.5 million of the debt discount as interest expense during the first three quarters of 2005. Additional information regarding our Convertible Notes can be found in our 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2005.

10. PRIVATE PLACEMENT OF COMMON STOCK

On March 4, 2005, we entered into a subscription agreement (“Subscription Agreement”) with certain Accredited Investors to sell 1,000,000 shares of the Company’s common stock at a price of $1.00 per share, for an aggregate purchase price of approximately $1.0 million. The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to Accredited Investors under Section 4(2) of the Securities Act and Rule 506 of Regulation D. Of the 1,000,000 shares subscribed, 150,000 shares were purchased by a member of the Company’s Board of Directors, and 42,500 shares of the 1,000,000 shares were issued to the Board member or a company affiliated with the Board member on behalf of the other participants as a broker fee. The shares were issued on June 13, 2005.

On July 10, 2005, we amended the March 4, 2005 Subscription Agreement, so that, should the Company raise additional capital (the “New Offering”) by July 10, 2006, and the New Offering provides for a purchase price per share of the Company’s common stock that is less than the $1.00 per share price of the March 4, 2005 private placement, then the investors in the private placement shall be issued warrants to purchase 1,000,000 shares of the Company’s common stock. The exercise price of the warrants shall be that which provides for an average purchase price per share of Company’s common stock that is similar to that of the New Offering.

As a result of the private placement of Convertible Notes III described in Note 9 above, on September 15, 2005, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to the investors in the March 4, 2005 private placement pursuant to the Subscription Agreement. The warrants have an exercise price of $0.01 per share, a ten year term, and shall vest on the date which the Company amends its Certificate of Incorporation pursuant to a vote of the Company’s common stockholders, to increase the number of authorized shares of the Company’s common stock from 20 million shares to no less than thirty 35 million shares. As described in Note 9 above, on August 25, 2005, by written consent, the stockholders holding a majority of the Company’s common stock approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 20 million to 40 million. The warrants issued on September 15, 2005 have a fair value of approximately $740,000, measured using a Black-Scholes pricing model with the following assumptions: an expected life of 10 years, expected volatility of 108%, risk-free interest rate of 4.18%, and a 0% dividend yield. This value has been recorded as a deemed dividend related to the warrants issued to certain stockholders who purchased their shares in the March 4, 2005 private placement, and has been classified as such in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2005.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. INCOME TAXES

The effective tax rate used by us for the nine month periods ended September 30, 2005 and 2004 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the Company’s deferred tax assets.

12. SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” our reportable segments are strategic business units that offer different products and services to different industries in the United States.

We currently operate as two reportable business segments, consisting of the Pharmaceuticals Services segment and the Business Services segment. The Pharmaceutical Services segment, which consists of our medical education business, AM Medica Group (“AMG”), and our pharmaceutical communication business, TMS Professional Markets Group (“TMS”), provides medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries. The Business Services segment, which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”), provides telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, legal services, insurance, and consumer products industries.

The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals, for the three and nine months ended September 30, 2005 and 2004.

		Pharmaceutical	Business	Segment Total	Reconciliation	Total
Revenues
Three months ended	2005	$5,188,569	$3,266,644	$8,455,213	$—	$8,455,213
	2004	4,872,551	4,999,311	9,871,862	—	9,871,862
Nine months ended	2005	18,220,653	10,120,579	28,341,232	—	28,341,232
	2004	18,481,318	18,331,756	36,813,074	—	36,813,074

Gross profit
Three months ended	2005	2,304,074	908,862	3,212,936	—	3,212,936
	2004	2,364,967	1,666,330	4,031,297	—	4,031,297
Nine months ended	2005	8,660,498	3,335,366	11,995,864	—	11,995,864
	2004	8,599,432	6,703,246	15,302,678	—	15,302,678

Operating (loss) income
Three months ended	2005	322,496	(1,465,603)	(1,143,107)	(390,768)	(1,533,875)
	2004	425,850	(438,229)	(12,379)	(597,247)	(609,626)
Nine months ended	2005	2,766,712	(2,958,918)	(192,206)	(1,773,230)	(1,965,436)
	2004	2,547,577	149,691	2,697,268	(2,476,561)	220,707

EBITDA (1)
Three months ended	2005	456,626	(1,231,884)	(775,258)	(386,790)	(1,162,048)
	2004	581,357	(229,136)	352,221	(565,432)	(213,211)
Nine months ended	2005	3,168,679	(2,360,695)	807,984	(1,759,982)	(951,998)
	2004	2,930,119	803,991	3,734,110	(2,382,300)	1,351,810

Depreciation expense
Three months ended	2005	134,130	233,719	367,849	3,978	371,827
	2004	155,507	209,093	364,600	31,815	396,415
Nine months ended	2005	401,967	598,223	1,000,190	13,248	1,013,438
	2004	382,542	654,300	1,036,842	94,261	1,131,103

(1)	EBITDA is calculated by taking (loss) income from operations, which is before interest and taxes, and adding depreciation and amortization expense. EBITDA is a non-GAAP measure of profitability and operating efficiency widely used by investors to evaluate and compare operating performance among different companies excluding the

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

impact of certain non-cash charges (depreciation and amortization). We believe that EBITDA provides investors with valuable measures to compare our operating performance with the operating performance of other companies.

13. LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN CONSIDERATIONS

On November 1, 2005, we notified Capital Source that as of September 30, 2005, we were in default of our financial covenants to the Debt Agreement due to continued losses at our United States Business Services division as we continue to replace revenues from a large client which was lost at the end of 2004. Management continues to make changes to attempt to reduce the losses at our United States Business Services division.

On November 21, 2005, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with Capital Source. The Agreement provides that Capital Source (a) forbear its right to accelerate collection of the full outstanding balance on the Debt Agreement, as amended, which rights arose from the Event of Default, and (b) maintain its discretionary right to continue to make available to the Company draws as provided under the Debt Agreement, until the Forbearance Termination Date of January 31, 2006. We are in continued discussions with Capital Source regarding an amendment to the Debt Agreement which may take place shortly after we complete our 2006 budgeting process. Under the terms of the Forbearance Agreement, we are required to submit our budget and financial projections for the period November 1, 2005 through December 31, 2006 to Capital Source by no later than December 16, 2005.

We are also in discussions with certain investors, including some members of our Board of Directors, to participate in a new private placement to raise additional working capital through the issuance of convertible debt instruments. As of November 21, 2005, we have received verbal commitments from certain of those investors to purchase approximately $1.5 million of such instruments.

Based on those commitments, we expect to meet our short term liquidity requirements through net cash provided from operations, the release of restricted cash collateral under lease arrangements (see Note 4) the release of Convertible Notes III proceeds from the Deposit Account (see Note 8), borrowings under the Debt Agreement, and proceeds expected to be raised through a new private placement. We believe that these sources of cash will be sufficient to meet the Company’s operating and planned capital expenditures for at least the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. There can be no assurances that we will succeed in: a) increasing revenue and reducing losses at our US Business Services division, b) complying with the terms of the Forbearance Agreement and/or obtaining an amendment to the Debt Agreement or, c) raising additional capital through a private placement, and failure to do so could have a material adverse effect on our financial condition and operating results and our ability to continue as a going concern.

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as the following, could cause our actual results during the remainder of fiscal 2005 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q:

•	Our ability to develop or fund the operations of new products or service offerings;

•	Our ability to successfully operate at capacity our newly opened communication center in the Philippines;

•	Unfavorable foreign currency exchange rates;

•	The unpredictability of the outcome of the litigation in which we are involved;

•	Risks associated with our Debt Agreement, including rising interest rates and our ability to comply with financial covenants contained under our Debt Agreement;

•	Our ability to continue as a going concern if we are unable to generate cash flow and income from continuing operations;

•	Competition from other third-party providers and those clients and prospects who may decide to do the work that Access Worldwide does in-house;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Potential consumer saturation reducing the need for services;

•	Certain needs for our growth;

•	Our dependence on the continuation of the trend toward outsourcing;

•	Dependence on the industries we serve;

•	The effect of changes in a drug’s life cycle;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and labor force and recent changes in management;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

•	The effects of an interruption of our business;

•	The volatility of our stock price and,

•	Risks associated with our stock trading on the OTC Bulletin Board.

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

Results of Operations

Overview

Access Worldwide Communications, Inc. (“we” or the “Company”) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. We provide services through the following two business segments:

•	Pharmaceutical Services Segment, which consists of our medical education business, AM Medica Group (“AMG”), and our pharmaceutical communication business, TMS Professional Markets Group (“TMS”), provides medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services Segment, which consists of our multilingual communication businesses, TelAc Teleservices Group (“TelAc”), and Access Worldwide (AWWC) Philippines, Inc. a Philippine corporation and wholly owned subsidiary of Access Worldwide Communications, Inc., which recently opened 350 seat communications center based in Manila, Philippines. Both of these divisions provide telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, legal services, insurance and consumer products industries.

The health of the pharmaceutical marketing and medical education industry is driven by the well-being of pharmaceutical drug manufacturers. These companies are continually impacted by developments in science and technology, the Food & Drug Administration (“FDA”), and organizational changes, most notably, substantial mergers between leading manufacturers.

Both the industry and manufacturers are influenced by the growing role of patients in the selection and usage of their medications. More people are walking into their doctors’ offices requesting a specific drug driven by information they gathered from Direct-to-Consumer (“DTC”) advertising such as television commercials or magazine advertisements. DTC ads can inform sufferers and their caregivers about available or new treatments, side effects and risks. They can also serve as a reminder to take or refill medications. As a result, the DTC industry has grown significantly and greater marketing programs directed to consumers are being developed.

As in the pharmaceutical marketing and medical education arena, the Business Services industry is large and has been impacted by government regulation and trade association guidelines.

The size of the industry has attracted a large number of teleservices companies, resulting in an extremely fragmented industry with hundreds of companies offering communication center management, customer service, consulting, lead generation, fulfillment or database management services. In addition to U.S. companies, we also compete with international firms that have centers located overseas. While there are certain clients that prefer centers located in the United States that use multicultural residents to provide multilingual teleservices, which we provide, there are other clients looking for the cost savings associated with overseas involvement. As a result of this off-shore demand, we have established a presence overseas by opening a communication center in Manila, Philippines.

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

Overall

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Revenue
Pharmaceutical Segment	$5.2	$4.9	$18.2	$18.5
Business Services Segment	3.2	5.0	10.1	18.3

Total Revenue	$8.4	$9.9	$28.3	$36.8

Gross Profit
Pharmaceutical Segment	$2.3	$2.3	$8.7	$8.6
Business Services Segment	0.9	1.7	3.3	6.7

Total Gross Profit	$3.2	$4.0	$12.0	$15.3

SG&A
Pharmaceutical Segment	$2.0	$2.0	$5.9	$6.1
Business Services Segment	2.4	2.2	6.3	6.6
Other	0.4	0.5	1.8	2.4

Total SG&A	$4.8	$4.7	$14.0	$15.1

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Pharmaceutical Services

Revenues for the Pharmaceutical Services (“Pharmaceutical”) Segment increased 6.1% in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase was primarily attributed to the increase in non-production revenue for two significant customers in pharmaceutical communication business. This non-production revenue was generated by the increase in programs and the increase in requests from these customers for the Company to perform additional reporting and IT analysis than was not done in the past for existing programs.

Gross profit as a percentage of revenues for the Pharmaceutical Segment for the three months ended September 30, 2005 decreased to 44.2%, compared to 46.9% for the three months ended September 30, 2004. The decrease was primarily attributed to a change in the mix of programs performed by our medical education division which resulted in lower margins.

Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 38.5% for the three months ended September 30, 2005, compared to 40.8% for the three months ended September 30, 2004. The decrease was primarily attributed to the increase in revenue.

Business Services

Revenues for the Business Services (“Business”) Segment decreased 36.0% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The decrease was primarily attributed to the lead time necessary for our two new business development professionals to replace the revenue lost from a prior client due to regulatory changes. We are continuing to experience an increase in business activity from each of these individuals.

Gross profit as a percentage of revenues for the Business Segment decreased to 28.1% for the three months ended September 30, 2005, from 34.0% for the three months ended September 30, 2004. The decrease was primarily attributed to the significant decrease in revenue and a shift to pay for performance type projects from some of our clients.

Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased 31.0% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The increase was primarily attributed to the fact that our Maryland communication center ceased revenue and profit generating operations, while we continue to incur overhead expenses such as rent, utilities and depreciation of fixed assets. Management has commenced steps to bring selling, general and administrative costs in line with the revenue decrease, including identifying ways to make more efficient use of office space and reduce office space that is not being fully utilized, and establishing a process to identify and eliminate poorly performing programs and reduce the number of employees.

Interest Expense

Our net interest expense increased to $0.5 million for the three months ended September 30, 2005, compared to $0.3 million for the three months ended September 30, 2004, due primarily to the accretion of the discount on Convertible Notes, along with the increase in the loan balance under the Debt Agreement and increased prime rate of interest.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Pharmaceutical Services

Revenues for the Pharmaceutical Services (“Pharmaceutical”) Segment decreased 1.6% in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The decrease was primarily attributed to a year to date reduction of $0.8 million in our medical education revenues offset by an increase in revenues in our physician and pharmacist program.

Gross profit as a percentage of revenues for the Pharmaceutical Segment for the nine months ended September 30, 2005 decreased only 1.3% to 47.8%, compared to 46.5% for the nine months ended September 30, 2004. The decrease was primarily attributed to a change in the mix of programs performed by our medical education division which resulted in lower margins.

Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 32.4% for the nine months ended September 30, 2005, compared to 33.0% for the nine months ended September 30, 2004. The decrease was primarily attributed to the favorable settlement of our litigation against MTI for $363,000 and a net recovery from an insurance claim for flood damages at our Florida location of $215,000.

Business Services

Revenues for the Business Services (“Business”) Segment decreased 44.8% in the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The decrease was primarily attributed to the lead time necessary for our two new business development professionals to replace the revenue lost from a prior client due to regulatory changes. We are beginning to experience an increase in activity from each of these individuals.

Gross profit as a percentage of revenues for the Business Segment decreased to 32.7% for the nine months ended September 30, 2005, from 36.6% for the nine months ended September 30, 2004. The decrease was primarily attributed to the significant decrease in revenue coupled with an increase in pay for performance type projects. The pay for performance type projects, compared to projects which are billed solely on a flat hourly rate, are billed at a lower hourly rate with predetermined performance targets that are only billable once achieved. Therefore, if the performance goal is not met, the billable amount is lower.

Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased 26.3% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. The increase was primarily attributed to the fact that our Maryland communication center ceased revenue and profit generating operations, while we continue to incur overhead expenses such as rent, utilities and depreciation of fixed assets. Management has commenced steps to bring selling, general and administrative costs in line with the revenue decrease.

Interest Expense

Our net interest expense increased to $1.3 million for the nine months ended September 30, 2005, compared to $1.0 million for the nine months ended September 30, 2004 due primarily to the accretion of the discount on Convertible Notes, along with the increase in the loan balance under the Debt Agreement.

Liquidity and Capital Resources

At September 30, 2005 and December 31, 2004, we had negative working capital of approximately $2.2 million and $1.8 million, respectively. Cash and cash equivalents were $0.7 million at September 30, 2005, compared to $2.6 million at December 31, 2004.

Net cash used in operating activities was $3.6 million in the nine months ended September 30, 2005, compared to net cash provided by operating activities of $4.0 million in the nine months ended September 30, 2004. The net decrease was primarily due to a decrease in accounts receivables of $2.1 million and a decrease in grants payable of $2.0 million. These changes were primarily the result of decreased revenue and billings in our business services segment and medical education division, coupled with less grant payments to be made to recipients on behalf of our clients.

Net cash used in investing activities was $2.9 million in the nine months ended September 30, 2005, compared $0.7 million in the nine months ended September 30, 2004. The change was the result of significant purchases of fixed assets related to the build-out of our new communications center in Manila, Philippines.

Net cash provided by financing activities was $4.6 million in the nine months ended September 30, 2005, compared to net cash used in financing activities of $2.8 million in the nine months ended September 30, 2004. The change was primarily due to increases in net borrowing under the Debt Agreement of $0.5 million and borrowing for equipment under a capital lease in the Philippines of $0.9 million, as well as an increase due to proceeds from a private placement from Accredited Investors of $1.0 million and proceeds from the issuance of convertible notes of $2.25 million. The increased borrowing was primarily a result of the delays being experienced in reconciling completed projects and collections of accounts receivables and increased working capital needs due to decreases in revenues.

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

On January 29, 2004, the Debt Agreement with CapitalSource was amended to include an Overadvance Agreement (the “Overadvance”) with CapitalSource for a maximum amount of $0.6 million to fund the expansion of TelAc into Augusta, Maine. The Overadvance was for an 18 month period commencing on January 28, 2004 and bore interest at 11%. Monthly payments of interest only were due until August 1, 2004, when additional monthly principal payments of $50,000 commenced. The Overadvance agreement contained an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earnings before interest, taxes, depreciation and amortization (EBITDA) if paid at maturity or the occurrence of a triggering event as defined, or the greater of $300,000 or 3% of the product of 5 times consolidated annualized EBITDA, if Overadvance was not paid in full at the maturity date or a triggering event as defined. The Overadvance was collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company. The Overadvance was repaid to CapitalSource in July of 2005.

On November 12, 2004, we entered into the Third Amendment (the “Third Amendment”) to our Debt Agreement dated June 10, 2003 that modified among other things, the minimum EBITDA, the Fixed Coverage Ratio, the Minimum Cash Velocity, as defined, and extended the term of the Debt Agreement to June 10, 2009.

On December 15, 2004, we completed a private placement of $1.15 million of Convertible Notes and warrants (“Convertible Notes II”) to purchase up to 1.15 million shares of our common stock that were sold to Accredited Investors, as such term is defined in the Security Agreement. The proceeds of the Convertible Notes II were used to fund working capital and operations. The Convertible Notes II have a 39 month term, bearing interest at a rate of 5% and are convertible after one year from the Effective Date of the Convertible Notes II to common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing December 15, 2005. Interest on the Convertible Notes II is paid quarterly. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due under our Debt Agreement have been paid or (ii) CapitalSource has consented to the payment.

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

On March 4, 2005, we entered into a Subscription Agreement (“Subscription Agreement”) to issue to Accredited Investors, 1,000,000 shares of the Company’s common stock at a price per share of $1.00, for an aggregate purchase price of approximately $1 million. The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to Accredited Investors under Section 4(2) of the Securities Act and Rule 506 of Regulation D. The shares were issued on June 13, 2005.

On June 10, 2005, we notified our senior lender, Capital Source, that we were in default of our financial covenants contained in our Debt Agreement, as of April 30, 2005, due to the longer than expected lead time to replace the revenues previously generated by one of our main telecommunications clients. On August 12, 2005, we entered into the Fourth Amendment (“Fourth Amendment”) to our Debt Agreement date June 10, 2003 that modified among other things, the Minimum EBITDA and the Fixed Coverage Ratio, as defined. The Fourth Amendment also requires the Company to raise a minimum of $967,000 of net aggregate proceeds from the sale of equity capital, which is the initial amount required to be maintained in a deposit account (“Deposit Account”) with Merrill Lynch, prior to permitted scheduled withdrawals. See the paragraph below regarding the closing of a private placement on August 31, 2005. The account was pledged as collateral under the Debt Agreement and is subject to an Account Control Agreement between the Company, Capital Source, and Merrill Lynch with withdrawals restricted to the following, unless approved in writing by Capital Source:

October 1, 2005	$203,000
November 1, 2005	180,000
December 1, 2005	180,000
January 1, 2006	191,000

$754,000

As reported by the Company in its current report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2005, as of August 31, 2005, we completed a private placement for $2.255 million of Convertible Notes (“Convertible Notes III”) and Warrants (“Warrants”) to Accredited Investors, as such term is defined in the Securities Act of 1933, as amended. The Convertible Notes III are convertible at a ratio of 2 shares of the Company’s common stock for each $1.00 invested. The Convertible Notes III automatically convert upon the Conversion Event, which is defined as that date upon which the majority of our common stockholders, pursuant to Delaware law, consent to amend the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), to increase the authorized shares of the Company’s Common Stock from 20 million to not less than 35 million. On August 25, 2005, by written consent, the stockholders holding a majority of the Company’s common stock approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 20 million to 40 million. As a result of the Conversion Event, on the August 31, 2005 closing date of the Convertible Notes III, the notes automatically converted into 4,510,000 shares of the Company’s common stock. Such shares were issued on November 16, 2005. The proceeds of the Convertible Notes III were used to fund the $967,000 Deposit Account and the remainder will be used to fund working capital and operations.

Each holder of the Convertible Notes III received a warrant to purchase 2 shares of the Company’s common stock for each $1.00 invested. The Warrants, which are exercisable into an aggregate of 4,510,000 shares of the Company’s common stock have an exercise price of $0.75 per share, a term of ten years, and are exercisable commencing upon the Vesting Date, which is defined as the completion of both (i) the date upon which the Holder of the Warrant pays the purchase price for the Notes, and (ii) the date of the Conversion Event.

On July 10, 2005, we amended the March 4, 2005 Subscription Agreement, so that, should the Company raise additional capital (the “New Offering”) by July 10, 2006, and the New Offering provides for a purchase price per share of the Company’s common stock that is less than the $1.00 per share price of the March 4, 2005 private placement, then the investors in the private placement shall be issued warrants to purchase 1,000,000 shares of the Company’s common stock. The exercise price of the warrants shall be that which provides for an average purchase price per share of Company’s common stock that is similar to that of the New Offering.

As a result of the private placement of Convertible Notes III, on September 15, 2005, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to the investors in the March 4, 2005 private placement pursuant to the Subscription Agreement. The warrants have an exercise price of $0.01 per share, a ten year term, and shall vest on the date which the Company amends its Certificate of Incorporation, pursuant to a vote of the Company’s common stockholders, to increase the number of authorized shares of the Company’s common stock from 20 million shares to no less than thirty 35 million shares. As described in Note 9 of our Notes to Consolidated Financial Statements, on August 25, 2005, by written consent, the stockholders holding a majority of the Company’s common stock approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 20 million to 40 million.

On November 1, 2005, we notified Capital Source that as of September 30, 2005, we were in default of our financial covenants to the Debt Agreement due to continued losses at our United States Business Services division as we continue to replace revenues from a large client which was lost at the end of 2004. Management continues to make changes to attempt to reduce the losses at our United States Business Services division.

On November 21, 2005, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with Capital Source. The Agreement provides that Capital Source (a) forbear its right to accelerate collection of the full outstanding balance on the Debt Agreement, as amended, which rights arose from the Event of Default, and (b) maintain its discretionary right to continue to make available to the Company draws as provided under the Debt Agreement, until the Forbearance Termination Date of January 31, 2006. We are in continued discussions with Capital Source regarding an amendment to the Debt Agreement which may take place shortly after we complete our 2006 budgeting process. Under the terms of the Forbearance Agreement, we are required to submit our budget and financial projections for the period November 1, 2005 through December 31, 2006 to Capital Source by no later than December 16, 2005.

We are also in discussions with certain investors, including some members of our Board of Directors, to participate in a new private placement to raise additional working capital through the issuance of convertible debt instruments. As of November 21, 2005, we have received verbal commitments from certain of those investors to purchase approximately $1.5 million of such instruments.

Based on those commitments, we expect to meet our short term liquidity requirements through net cash provided from operations, the release of restricted cash collateral under lease arrangements (see Note 4 to our Notes to Consolidated Financial Statements) the release of Convertible Notes III proceeds from the Deposit Account (see Note 8 to our Notes to Consolidated Financial Statements), borrowings under the Debt Agreement, and proceeds expected to be raised through a new private placement. We believe that these sources of cash will be sufficient to meet the Company’s operating and planned capital expenditures for at least the next twelve months.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As a consequence, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. There can be no assurances that we will succeed in: a) increasing revenue and reducing losses at our US Business Services division, b) complying with the terms of the Forbearance Agreement and/or obtaining an amendment to the Debt Agreement or, c) raising additional capital through a private placement, and failure to do so could have a material adverse effect on our financial condition and operating results and our ability to continue as a going concern.

The following is a chart of the Company’s approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s commitments as of September 30, 2005:

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$3,666,000	$3,666,000	$—	$—	$—
Convertible debt	3,250,000	—	3,250,000	—	—
Capital lease obligations	1,132,000	390,000	729,000	13,000	—
Operating leases[1]	8,719,000	2,269,000	4,947,000	1,001,000	502,000
Purchase obligation	63,000	63,000	—	—	—

Total contractual obligations	$16,830,000	$6,388,000	$8,926,000	$1,014,000	$502,000

[1]	Includes the minimum rental payments required under our operating lease for our Philippines communication center. The rent amount of approximately Php $1,125,000 is to be paid monthly in Philippines pesos. We have included this amount, converted to US dollars at a rate of 0.0178.

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

On March 29, 2005, we entered into an operating lease agreement for our communications center in the Philippines from a realty company that is majority owned by the immediate family of a member of our board of directors. The lease has a term of five years with the minimum rent payments of approximately $20,000 per month. Additionally, we have approximately $63,000 of cash in a Philippines bank account with a bank that is also majority owned by the immediate family of a member of our board of directors.

As described in Note 9 of our Notes to Consolidated Financial Statements, as of August 31, 2005, we completed a private placement for $2.255 million of Convertible Notes (“Convertible Notes III”) and Warrants (“Warrants”) to Accredited Investors, as such terms is defined in the Securities and Exchange Act of 1933, as amended. The Convertible Notes III includes investment totaling $1,000,000 from certain members of the Company’s Board of Directors and executive management.

As a result of the private placement of Convertible Notes III, on September 15, 2005, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock to the investors in the March 4, 2005 private placement pursuant to the Subscription Agreement, including a warrant to purchase 192,500 shares issued to a member of the Company’s Board of Directors who participated in the March 4, 2005 private placement.

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

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in a variety of proceedings that arise from time to time in the ordinary course of its business, including among other things, issues related to contracts, intellectual property, product liability, employment and securities. Management believes that the only matter currently of significance is the following:

On September 10, 2004, Ivelisse Lamboy (the “Plaintiff”), a former employee with our AM Medica division, filed suit against us in the Supreme Court of New York, County of Bronx for wrongful termination and breach of an employment agreement. The Plaintiff seeks $0.5 million in damages which she claims is equal to 10 years of employment. We assert these claims are not valid and intend to vigorously defend any action related to these claims. The Company has filed for summary judgment and a stay of pretrial discovery until the court rules on the Summary Judgment. The court has granted the stay on pretrial discovery, but the Company is presently awaiting a decision from the court regarding the summary judgment. We believe the claims asserted have no legal basis; however, we cannot provide assurance as to the outcome of the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 25, 2005, Stockholders of the Company owning a majority of the Company’s outstanding common stock par value $0.01 per share (the “Common Stock”), approved, by written consent, to amend the Amended and Restated Certificate of Incorporation of the Company to increase the authorized shares of Company Common Stock from 20 million to 40 million shares.

With respect to the ratification of the increase in authorized shares of Common Stock, 6,882,155 votes were cast for this matter, which represents 56.90% of the outstanding shares of Common Stock.

ITEM 6. EXHIBITS

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

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: November 21, 2005	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: November 21, 2005	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer