Form 10-K
period 2005-12-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2006-04-17
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-23489

Access Worldwide Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1309227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4950 Communication Avenue, Suite 300 Boca Raton, Florida	33431
(Address of principal executive offices)	(Zip Code)

(571) 438-6140

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None.	None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 15, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,463,461 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006
Common Stock, $0.01 par value per share	17,183,039 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders held on May 24, 2006 are incorporated by reference into Part III of this Form 10-K where indicated.

i

PART I

ITEM 1. Business

General

Established in 1983, Access Worldwide Communications, Inc. (“Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. We provide services through the following two business segments:

•	Pharmaceutical Services Segment, which consists of our medical education business, AM Medica Group (“AMG”), and our pharmaceutical communication business, TMS Professional Markets Group (“TMS”) provides medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services Segment, which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”) and our offshore communication business Access Worldwide (AWWC) Philippines, Inc. (the “Access Philippines”) provides telemarketing services including inbound and outbound programs to clients in the telecommunications, financial and, legal services, insurance and consumer products industries.

We believe that our ability to provide specialized marketing programs and customer service, supported by technological systems helps to differentiate us in the highly fragmented outsourced marketing services industry.

Industry Overview

The outsourced marketing services industry includes a variety of companies offering a range of communication services. These companies include large advertising agencies, international and regional communication centers, boutique firms and multi-billion dollar national consulting conglomerates.

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

There are significant financial stakes in play when marketing a pharmaceutical product given the hefty price tag and risk for failure associated with the development of a medication. Only 1 of 10,000 screened compounds actually becomes a medication, and any new drugs must undergo a lengthy development process that can span 10 – 15 years, according to the Tufts Center for the Study of Drug Development, an independent source of information. A U.S. Department of State’s Bureau of International Information Programs publication reported in February 2006 that the costs associated with developing a new drug vary from a low of $800 million to a high of around $2 Billion.

The FDA has a significant impact on the pharmaceutical marketing and medical education industry given the FDA’s authority to approve medications for the public. In 2005, the FDA approved 15 new drugs with an average review time of well over 12 months.

Patients have become a material force behind the influence of manufacturers. More people are walking into doctors’ offices requesting specific drugs driven by information gathered from Direct-to-Consumer (“DTC”) advertising. DTC advertising averaged $351 million a month for the first quarter of 2005, which equates to an average of about $4.2 billion for the year. DTC ads can inform sufferers and their caregivers about available or new treatments and side effects and risks. As a result, the DTC industry has grown significantly and greater marketing programs directed to consumers are being developed.

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

According to the Direct Marketing Association (“DMA”), a trade association for users and suppliers in the marketing industries, total teleservices sales revenue is projected to grow 8.4% from 2001 to 2006. Business to Business Telemarketing sales totaled $220.3 billion in 2005, while Business to Consumer totaled $182.3 Billion in 2005.

The size of the industries have attracted a large number of teleservices companies, resulting in an extremely fragmented industry with hundreds of companies offering communication center management, customer service, consulting, lead generation, fulfillment or database management services. In addition to United States (“U.S.”) companies, we also compete with international firms that have centers located overseas. While there are certain clients that prefer centers located in the U.S. that use multicultural residents to provide multilingual teleservices, there are other clients looking for the cost savings associated with overseas involvement. As a result of this off-shore demand, we have established a 350 seat communication center in downtown Manila, Philippines. The center opened for business toward the end of the second quarter 2005.

With the growth of the industry has come the proposal and passage of new teleservices legislation, in particular, a national do-not-call list and the regulation of predictive dialers. The national do-not-call list enables consumers to add their telephone number to a national registry of people who have indicated that they are not interested in receiving telephone solicitations. Telemarketers are required to access the registry every quarter and may be fined up to $11,000 per violation. However, teleservices providers are allowed to contact consumers with whom they have an established business relationship for up to 18 months after the consumer’s last purchase, delivery or payment, even if the consumer’s telephone number is on the national do-not-call registry.

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

Our Services

Pharmaceutical Services Segment

Pharmaceutical Marketing

Access Worldwide’s TMS division, situated in a 31,700 sq. ft., 350 seat communication center located in Boca Raton, Florida, delivers highly professional pharmaceutical marketing services in a variety of therapeutic categories. Through physician and pharmacy marketing, vacant territory management, and remote physician coverage programs we can increase our clients’ market share. Depending on client needs, we can provide seamless services or execute just one facet of a campaign in conjunction with our clients’ efforts.

Direct-to-Consumer or Business-to- Consumer (“DTC”) Programs - TMS delivers flexible, professional, and cost-effective Inbound and CRM solutions for virtually any direct-to-patient application, including:

•	DTC Advertising (which includes Direct to Patient)

•	Patient Acquisition & Retention

•	Customer Service

•	Clinical Trial Recruitment

•	Information Lines

We do all this by combining our experience, expertise and innovation to deliver powerful, ROI-driven solutions for today’s most innovative pharmaceutical marketers.

DTC Call Handling - While TMS offers the range of services usually associated with a traditional inbound partner, its healthcare focus means the client will benefit from the Company’s background, training and experience to maximize results. We have successfully implemented and managed highly complex programs with specialized calls from healthcare consumers, and stay actively involved in identifying and implementing program enhancements and improvements for our clients. Database management and reporting is all managed in-house to better customize and manage client needs.

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

Medical Education

Access Worldwide, through its AMG division, is one of the medical education providers to Fortune 500 pharmaceutical companies. Our executive staff has played a key role in the pre-launch, launch, and post-launch marketing of some of the industry’s most innovative and important new products. We work with the client to develop a strategy for educational programs that will support their marketing objectives, pre-launch and throughout the life of a product. Our creative and project staff implement those programs with scientific integrity and editorial clarity.

AMG produces continuing medical education programs that are lauded by physicians and accreditors. AMG’s multidisciplinary staff includes those with expertise in business and marketing, scientific publishing, multimedia production, art and graphic design, and meeting planning and management. Hence, our many successful programs include periodicals, monographs, journal supplements, slide presentations, videotapes, interactive programs, satellite teleconferences, web-based conferences and programs, and meetings of every shape and size.

Through our long-standing contacts, we provide clients with access to many medical associations, medical centers, and physician thought leaders. We provide complete coverage of the major medical congresses, access to the key opinion leaders, and a record of identifying and working in close alignment with our client’s needs.

The Range of Services - AMG works with its clients to determine message, content, and vehicle. Given our staff of experts in publishing, multimedia production, meeting management, and graphics, we can recommend the vehicle that best suits a client’s needs. From a 3-person roundtable to a dinner meeting for 1,000; from a local gathering to a meeting in Africa, Europe, or Asia; from a 38-city US video satellite teleconference to a multi-language production in 7 countries; from the first advisory board meeting through the CME series. We have extensive experience and a proven track record. Our turnkey services include meeting planning and management and editorial support in such areas as scientific symposia, CME series, investigator meetings, advisory board meetings, interactive workshops, university programs, sales training programs and speaker training programs. Other turnkey services include editorial, planning & logistics, and audiovisual.

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

Multimedia - Educational videotapes, broadcast programs, CD-ROMs, video satellite teleconferencing, live and archival web programs are all products and services generated by a client’s needs. For multimedia productions, we provide turnkey services from treatment and scripting, through production and duplication. Some of the multimedia services include treatment concept, scripting, storyboarding, animation and special effects, casting, coaching and rehearsing, preproduction arrangements and negotiations, production, direction, postproduction, duplication and packaging.

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

Business Services Segment

Access Worldwide’s Business Services segment currently operates three state-of-the-art communications centers in the United States, and one in downtown Manila, the Philippines (the “Centers”). The Centers are strategically located to take advantage of significant labor pools supporting many of the various languages spoken in the U.S.

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

We have long been recognized as a leader in delivering both business-to-business (“BTB”) and business-to-consumer (“BTC”) sales applications and customer services. We are known for our leading edge technology designed to help companies respond quickly to their customers’ needs. We have found speaking to prospects and customers in their native language is an often over-looked foundation necessary to successfully service the cultural marketplace. Over the years, statistics have shown sales conducted in-language deliver a 20%-30% conversion rate over English used on the same targets. The ability to communicate with a client’s prospects or customers in their native language has proven to deliver: significant retention of existing customer base; increase in sales revenues; higher level of understanding, and effective customer compliance.

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

BTB Services

We have been instrumental in the success of many BTB applications. Our experienced staff has assisted clients in defining the requirements for an application that will meet their business objectives within one of the various markets. We are able to serve a multitude of markets that include financial, telecommunications, healthcare and pharmaceutical industries. Some of the applications include customer care, customer acquisition, customer retention, win-back campaigns, market research, preferred customer offers.

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

Training

For two decades, we have combined proven processes, extensive experience and quality people to deliver the ultimate in telesales and customer care. We create a relationship with our clients in order to understand their business, goals and overall objectives. That information is communicated to the staff to provide a seamless experience for a client’s prospects and customers. It all starts with finding the right people and we do an exceptional job of locating the right talent to support our clients’ applications. The recruiting process is rigorous, taking an average of 2 – 4 weeks depending on the requirements. All candidates are thoroughly screened through written tests, telephone interviews and role-playing scenarios. Candidates are tested for their typing and spelling ability and their listening and communication skills. We require all candidates have at least a high school diploma, and in some cases a college degree and either customer service or sales experience before they are considered for any position. We work closely with our clients to ensure the training of the agents is as comprehensive as possible. If the client has training materials, we review the documents and move directly to a train-the-trainer methodology. If training materials are not available, our team collects the necessary information and develops the required modules to successfully complete the task.

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

Technology and Infrastructure

Our current technology platform delivers Customer Relationship Management (“CRM”) solutions authored in JAVA which fully leverage a browser-based application environment. Our customized CRM system delivers superior quality inbound and outbound communication center solutions which support the business processes of our clients. We are able to adapt our suite of solutions to meet the needs of our most sophisticated client’s requirements.

Our CRM platform is integrated with Concerto Software systems providing our Centers with a full suite of proprietary Computer Telephony Integrated (“CTI”) functionality. The solution runs on a scaleable multi-server environment running on fault-tolerant LINUX or Microsoft Server platforms.

Our CTI solution is further enhanced by the use of multi-modal queuing providing major productivity enhancements by offering “call blending” capabilities. We have added COGNOs© to our collection of solutions; providing our clients with key business intelligence indicators from our integrated performance management reporting platform.

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

Company Business Strategy and Recent Events

Business Strategy

Our business strategy is simple, operate and grow the business on a cost-effective basis while positioning the Company to benefit from the continuing trend toward outsourcing. Our goal is to increase client satisfaction and shareholder value as we:

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

During the second quarter of 2005 the Company opened its first state of the art off-shore communications center in downtown Manila, Philippines. The expansion off-shore has improved our flexibility and ability to meet the demands of the existing markets, and companies that insist on exploring both on-shore and off-shore alternatives can do so without inviting a third party vendor into the conversation.

Drive Internal Growth

We continue to focus on growing internally by further penetrating existing client relationships, acquiring new client relationships, and introducing new service offerings. We have a long history of achieving high levels of client satisfaction and have significantly expanded client relationships as a result of demonstrated performance.

In 2005, we replaced a few of our Business Development personnel and continued to develop our existing Business Development team. We will continue to add new business development personnel as existing staff becomes fully utilized and when we identify an exceptional candidate. Management understands that in order to fully realize the Company’s market potential for internal growth, it must increase Access’ Business Development team and marketing efforts.

Establish an International Presence

As the need for our clients to minimize cost has grown, their propensity for outsourcing has grown along with it. To address those needs they have focused their attention overseas. To accommodate our clients and help drive our future growth, we established a presence in Manila, Philippines during the second quarter of 2005. Over the past year, we have evaluated a number of off-shore locations and found that the Philippines provided the best alternative to base our first off-shore facility. The Philippines provides a highly educated work force, excellent English language skills, low labor cost, a reliable technology infrastructure and an enduring American influence. This is our first entry into the growing off-shore Business Process Outsource (“BPO”) market.

Maintain Technological Leadership

We will continue to invest in proprietary systems and technologies that will provide us with competitive advantages. Our technology strategy is driven by our objective to maximize reliability, integration and flexibility.

Recent Events

In February of 2006, we raised $2.5 million through an unregistered offering that was completed March 17, 2006. The offering included the private placement of convertible promissory notes issued by Access Worldwide to accredited investors, including certain directors and executive officers of the Company. The proceeds of the offering will be used for working capital.

On December 30, 2005, the Company and Stedman Stevens, the Chief Executive Officer of the AMG, entered into an amendment to his employment agreement dated September 10, 2004 by and between the Company and Mr. Stevens. The amendment changed the termination date of the Employment Agreement from September 10, 2007 to December 31, 2005. As a result, Mr. Stevens’ employment with the Company terminated December 31, 2005. Mr. Stevens no longer serves as the Chief Executive Officer of AMG due to personal reasons. Shawkat Raslan, the Chief Executive Officer of the Company will serve as interim CEO of AMG.

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

In addition, pharmaceutical and marketing companies must comply with professional association and industry guidelines that were established to prevent conflicts of interest. Specifically, these guidelines apply to distribution of gifts, payments and reimbursements to physicians and other healthcare professionals. Any changes to the current guidelines could adversely affect our business.

Telecommunications Regulations

Our communication centers must comply with a variety of regulations enforced by the Federal Communications Commission (“FCC”) and Federal Trade Commission (“FTC”).

The FCC rules under the Federal Telephone Consumer Act of 1991, which, among other things, limits the hours which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The FCC also prohibits the unauthorized switching of subscribers’ long distance carriers, known in the industry as “slamming,” and a fine of up to $100,000 may be imposed for each instance of slamming

The FTC regulates under the Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 (“TCFAPA”) and Telemarketing Sales Rule (“TSR”). The TCFAPA broadly authorizes the FTC to issue regulations prohibiting misrepresentation in telephone sales. In 1995, the FTC issued regulations under the TCFAPA, which, among other things, require telemarketers to make certain disclosures when soliciting sales.

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

In January of 2004, the FTC began requiring that telemarketing firms identify themselves on Caller ID. The name displayed by Caller ID must either be the company trying to make a sale or the firm making the call. The display must also include a phone number that consumers can call during regular business hours and ask that the company no longer call them. Firms operating in geographical locations that do not have Caller ID technology do not have to comply.

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

Competition

The outsourced marketing services industry in which we operate is very competitive and highly fragmented. We compete with other outsourced marketing services companies, ranging in size from very small companies offering specialized applications or short-term projects to large independent companies. While many companies provide outsourced marketing services, we believe that there is no single company that dominates the entire industry. Consolidation among prospective clients also increases competition for buyers of our services. A number of our competitors and potential competitors have more extensive marketing capabilities, more extensive experience and greater financial resources than we have. There can be no assurance that we will be able to compete successfully or that competitive pressures will not materially and adversely affect the Company.

There are significant barriers to becoming an outsourced marketing services company with national capabilities in industries governed by state and federal regulations, and our ability to provide specialized marketing programs helps differentiate us in this highly fragmented industry. Some of these barriers include the development of a broad range of marketing knowledge and expertise; the infrastructure and experience necessary to serve the demands of clients; the ability to simultaneously manage complex marketing programs in multiple jurisdictions; the development and maintenance of the necessary information technology systems; and the establishment of solid working relationships with clients. We believe that we have the foregoing capabilities. However, we cannot assure you that we will be able to maintain these capabilities or otherwise be able to successfully compete for clients.

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

Communication Center Competitors

The teleservices industry is extremely fragmented with many companies offering one or more of the following services: center management, customer service, consulting, lead generation, fulfillment or database management services. Teleservices vendors may be selected based on a number of factors including price, range of services, expertise, speed to program execution and industry reputation, among others. We compete with large teleservices companies, such as APAC Customer Services, Convergys Corporation, ICT Group, Inc., SITEL Corporation, Sykes Enterprises, TeleTech Holdings, Inc., and West Corporation. These companies have significantly greater financial resources and more centers, as well as smaller, independent companies that have a niche in the multicultural or pharmaceutical marketing industries.

In addition, some clients use more than one teleservices company at a time and reallocate work among the various providers. This creates a project-by-project comparison of the performance of the various vendors in order to win new programs.

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

As in the medical education arena, we must also compete against our clients; to the extent they make the decision to perform their telemarketing in-house. Several of our clients, potential clients and competitors have significant internal marketing staff and communication centers that have superior resources to ours.

In addition, the effectiveness of marketing by telephone and other direct methods could decrease as a result of consumer saturation and increased consumer resistance to such marketing methods. There can be no assurance that we will be able to anticipate and successfully respond in a timely manner to any such decrease.

Employees

As of December 31, 2005, the Company had approximately 1,000 employees domestically and overseas. None of our employees are represented by a labor union and we are not aware of any current activity to organize any of the employees. Management considers relations between the Company and its employees to be good.

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

ITEM 1A. Risk Factors

The following are certain risk factors that could affect our business, financial performance, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Form 10-K, as the forward-looking statements are based on current expectations, and actual results and conditions could differ materially from the current expectations. Investing in our securities involves a high degree of risk, and before making an investment decision, you should carefully consider these risk factors as well as other information we include or incorporate by reference in the other reports we file with the Securities and Exchange Commission (“SEC”).

In addition to other information set forth in this report, readers should carefully consider the following risk factors in evaluating Access Worldwide and our business. Any of these risks could materially adversely affect our business, financial condition, or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks facing us. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

Risks Related to Our Business

We face risks related to our Debt Agreement

Our Debt Agreement dated June 10, 2003, as amended on August 11, 2003, November 13, 2003, and November 12, 2004, August 12, 2005, and March 7, 2006 contains various financial covenants that must be complied with on an ongoing basis. There can be no assurance that the Company will comply with these covenants in the future. The failure to comply with these covenants could negatively impact the liquidity and cash flow of the Company and therefore materially and adversely affect the Company.

We have incurred significant losses over the last three years and we may never achieve or sustain profitability.

We have an accumulated deficit of $75.6 million through December 31, 2005, including a net loss of approximately $4.7 million in 2005, and we may never achieve or sustain profitability. We will need to generate significantly higher revenues to achieve and sustain profitability. We cannot be certain that we will realize sufficient revenues or margins to sustain our business. Such conditions raise substantial doubt that we will be able to continue as a going concern without receiving additional funding or generating increased revenue in the future.

We may not be able to obtain additional capital to fund our operations on reasonable terms and this could hurt our business and negatively impact our stockholders.

If adequate funds in the form of equity or debt are not available on reasonable terms or terms acceptable to us in the future, we may be unable to continue as a going concern. If we raise additional funds through the issuance of convertible debt or additional equity securities, the percentage ownership of our existing stockholders would be reduced, the securities issued may have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations. Any additional funding would require the approval of CapitalSource Finance, LLC (“CapitalSource”), the Company’s institutional lender, and CapitalSource may not approve new funding if it requires subordination of their security interest, even if the funding is in the best interest of the Company or our stockholders.

Ability to pay Convertible Notes and possible dilution.

We have limited cash resources and our inability to make principal payments on our Convertible Notes in the future result in increase shareholder dilution. Convertible Notes I for $2.1 million becomes due during October 2006; however, payment is subject to approval of CapitalSource. In the event that approval is not obtained from CapitalSource, the Convertible Notes I will be in default and will accrue interest at the default rate of 16% retroactive to the issuance date and default warrants will become effective. The default interest will continue to accrue until such time that the Convertible Notes I are repaid or converted.

Conversion of the convertible notes will significantly dilute the percentage ownership of our existing stockholders.

If shares of our common stock are issued to the investors upon conversion of our Convertible Notes I, II, and IV, existing stockholders will have their ownership percentage substantially diluted. The number of shares of common stock issuable under the terms of the convertible notes will also affect our loss or earnings per share on a going-forward basis. The larger the number of shares deemed outstanding, the lower our earnings per share will be. The actual effect of any conversion on our loss or earnings per share will depend on the level of our losses or earnings in future periods, and the actual amount converted pursuant to the convertible notes. At December 31, 2005, $3.25 million in principal under the Convertible Notes I and II are convertible into 3.25 million shares of our common stock. On March 17, 2006 we completed the issuance of Convertible Debt IV for approximately $2.5 million of proceeds which are convertible into 5.0 million shares of our common stock

Our growth is dependent on various factors

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

In light of, among other things, our limited resources, we cannot assure you that we will be able to execute our strategy effectively. Any growth that we would be able to attain would require the implementation of enhanced operational and financial systems and resources, as well as additional management of the resources needed for which we may not have available. Any such growth, if not managed effectively, could have a material adverse effect on the Company.

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

We could be severely impacted by the loss of any of the Company’s largest clients

Our largest clients, SBC Communications, Inc., Novartis International AG, and Anderson DDB, together accounted for approximately 59.1% of Access Worldwide’s revenues for the year ended December 31, 2005. There can be no assurance that these clients will continue to do business with us, and the loss of business from any of these clients could have a material adverse effect on the Company.

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

Our stock price has declined substantially at times in the previous year and may become more volatile

The market price of Access Worldwide’s common stock has fluctuated in the past and is likely to fluctuate in the future as well. During 2005, our stock’s closing price fluctuated from a low of $0.47 to a high of $0.98. The average trading volume for the past 52 weeks was 10,040 shares per day, but the volatility of the price is often driven by trading volumes that can total less than 5,000 shares of common stock per day. With this level of volume, small trades can have a significant impact on the price. Additional factors that may have a significant impact on the market price of the stock include:

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

We face risk due to our stock trading on the Over the Counter Bulletin Board (“OTCBB”)

Because our stock trades on the OTCBB and not on an exchange or the NASDAQ National Market or NASDAQ Capital Market, we have less ability to access the public equity and debt markets, should it be necessary or advisable to do so, than if our stock traded on one of those other more recognizable trading venues.

We face a risk that we may not be able to successfully operate our new communication center in Manila, Philippines

Our communication center in the Philippines represents our first off-shore communication center. The opening of this Center required substantial investment, the establishment of a Philippines management team, and securing contracts to perform work at this Center. The inability to continue to execute one or all of the above items would have a material adverse effect on the Company.

Risks Related to Our Industry

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

Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited, to the following:

•	Risks associated with our Debt Agreement;

•	Competition from other third-party providers and those of our clients and prospects who may decide to do the work that we do in-house;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Potential consumer saturation reducing the need for our services;

•	Certain needs for our growth;

•	Our dependence on the continuation of the trend toward outsourcing;

•	Dependence on the industries we serve;

•	The effect of changes in a drug’s life cycle;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and recent changes in management;

•	Reliance on our labor force;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

•	The effects of an interruption of our business;

•	The volatility of our stock price;

•	Risks associated with our stock trading on the OTC Bulletin Board; and

•	Our inability to successfully operate our communication center in the Philippines.

ITEM 2. Properties

Our principal executive offices are located in Boca Raton, Florida. We have operations in Florida, New York, Maryland, Virginia and Maine, domestically, in Manila and Philippines, internationally. All of our facilities are leased and have lease terms two to ten years. The Center in Manila, Philippines adds approximately 18,000 square feet to our facility space. We believe that our current facilities are adequate for our needs for the foreseeable future. Set forth below is a list of the facilities that we currently utilize.

Location	Principal Use	Approx. Square Feet
Boca Raton, FL	Corporate Offices	1,600

Pharmaceutical Services Segment:
Boca Raton, FL	Physician and Pharmacy Tele-detailing	31,700
New York, NY	Medical Education Services	10,000

Business Services Segment:
Arlington (Roslyn), VA	Customer Sales and Service Programs	36,300
Hyattsville, MD	Customer Sales and Service Programs	24,500
Augusta, ME	Customer Sales and Service Programs	15,000
Manila, Philippines	Customer Sales and Service Programs	18,000

ITEM 3. Legal Proceedings

The Company is involved in a variety of proceedings that arise from time to time in the ordinary course of its business. We are involved in legal actions arising in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows except for the following:

On September 10, 2004, Ivelisse Lamboy (the “Plaintiff”), a former employee with AM Medica, filed suit against us in the Supreme Court of New York, County of Bronx for wrongful termination and breach of an employment agreement. The Plaintiff was seeking $0.5 million in damages which she claimed was equal to 10 years of employment. We believed the claims asserted had no legal basis and defended our position. On December 14, 2005, we were granted summary judgment by the court and the case was dismissed.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

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

	Market Prices
	2005		2004
Fiscal Quarters	High	Low	High	Low
First Quarter	$0.87	$0.76	$0.95	$0.61
Second Quarter	0.98	0.75	1.50	0.75
Third Quarter	0.94	0.47	1.10	0.70
Fourth Quarter	0.66	0.51	0.92	0.69

(b) Holders

The number of record holders of common stock as of March 15, 2006 was approximately 844, and the number of beneficial owners of common stock as of March 28, 2006 was approximately 174.

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

ITEM 6. Selected Financial Data (Unaudited)

The selected statements of operations data for the quarters ended March 31, June 30, September 30 and December 31, 2005, and 2004 set forth below have been derived from our unaudited Consolidated Financial Statements. The following selected financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues	$10,581	$8,455	$9,535	$10,351	$10,654	$9,872	$13,960	$12,981
Cost of revenues	6,023	5,242	5,593	5,510	5,948	5,841	7,646	8,024

Gross profit	4,558	3,213	3,942	4,841	4,706	4,031	6,314	4,957
Selling, general and administrative expenses	5,515	4,747	4,192	5,022	5,024	4,641	5,550	4,890

(Loss) income from operations	(957)	(1,534)	(250)	(181)	(318)	(610)	764	67
Interest income	21	6	6	7	4	6	4	2
Interest expense – related parties	(23)	(23)	(22)	(24)	(22)	(22)	(21)	(22)
Interest expense	(445)	(466)	(424)	(372)	(289)	(314)	(318)	(322)

Net income before deemed dividend	(1,404)	(2,017)	(690)	(570)	(625)	(940)	429	(275)
Deemed dividend – warrants issued to certain stockholders	—	(740)	—	—	—	—	—	—

Net (loss) income	$(1,404)	$(2,757)	$(690)	$(570)	$(625)	$(940)	$429	$(275)

Basic (loss) earnings per share of common stock:
Net (loss) income	$(0.08)	$(0.20)	$(0.06)	$(0.05)	$(0.06)	$(0.09)	$0.04	$(0.03)
Weighted average common shares outstanding	16,609,552	13,599,552	11,286,219	11,177,052	10,546,386	9,906,886	9,839,312	9,740,501
Diluted (loss) earnings per share of common stock:(1)
Net (loss) income	$(0.08)	$(0.20)	$(0.06)	$(0.05)	$(0.06)	$(0.09)	$0.04	$(0.03)
Weighted average common shares outstanding	16,609,552	13,599,552	11,286,219	11,177,052	10,546,386	9,906,886	11,392,684	9,740,501

(1)	Since the effects of outstanding stock options, common stock equivalents, and warrants are anti-dilutive for all quarters in 2005 and 2004 except for the second quarter of 2004, these effects have not been included in the calculation of diluted earning per share.

The following tables present summary historical consolidated financial data. The summary consolidated financial data for fiscal years 2005, 2004 and 2003 has been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The following summary consolidated financial data should be read in conjunction with Items 7 and 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues	$38,922	$47,467	$51,084	$48,434	$48,191
Cost of revenues	22,368	27,459	33,084	30,762	32,475

Gross profit	16,554	20,008	18,000	17,672	15,716
Selling, general and administrative expenses	19,476	20,105	20,071	17,257	14,488
Impairment of intangible assets(1)	—	—	8,952	—	31,955
Gain on debt extinguishment	—	—	(300)	—	—
Amortization expense	—	—	111	242	2,131

(Loss) income from operations	(2,922)	(97)	(10,834)	173	(32,858)
Interest income	40	16	14	37	49
Interest income – related parties	—	—	—	197	1,333
Interest expense – related parties	(92)	(87)	(112)	(284)	(460)
Interest expense	(1,707)	(1,243)	(1,255)	(532)	(4,519)
Other expense	—	—	—	—	(60)

Loss before income tax benefit	(4,681)	(1,411)	(12,187)	(409)	(36,515)
Income tax benefit	—	—	(546)	(139)	(757)
Deemed dividend – warrants issued to certain stockholders	(740)	—	—	—	—

Loss from continuing operations	(5,421)	(1,411)	(11,641)	(270)	(35,758)
Discontinued operations(2):
Loss from discontinued operations, net of income tax(1)	—	—	—	(380)	(841)
Gain on disposal of segment, net of income tax expense of $1,506 for 2002.	—	—	—	8,541	—

	—	—	—	8,161	(841)

Net (loss) income	$(5,421)	$(1,411)	$(11,641)	$7,891	$(36,599)

Basic (loss) earnings per share of common stock:
Continuing operations	$(0.41)	$(0.14)	$(1.20)	$(0.03)	$(3.67)
Discontinued operations	$—	$—	$—	$0.84	$(0.09)
Net (loss) income	$(0.41)	$(0.14)	$(1.20)	$0.81	$(3.76)
Weighted average common shares outstanding	13,084,761	10,008,271	9,740,418	9,740,001	9,740,001
Diluted (loss) earnings per share of common stock:
Continuing operations	$(0.41)	$(0.14)	$(1.20)	$(0.03)	$(3.67)
Discontinued operations	$—	$—	$—	$0.84	$(0.09)
Net (loss) income(3)	$(0.41)	$(0.14)	$(1.20)	$0.81	$(3.76)
Weighted average common shares outstanding	13,084,761	10,008,271	9,740,418	9,740,001	9,740,001

	As of December 31,
	2005	2004	2003		2002	2001
	(In Thousands Except for Per Share Data)
Balance Sheet Data:
Current assets	$10,381	$11,660	$14,451		$15,394	$24,815
Total assets	16,263	16,010	19,479	(1)	29,431	57,532	(1)
Current liabilities	14,477	13,526	17,368		18,462	48,793
Long-term debt, less current maturities	2,050	1,563	1,085		52	5,676
Mandatorily redeemable preferred stock	4,000	4,000	4,000		4,000	4,000
Common stockholders’ (deficit) equity	(5,060)	(3,865)	(3,750)		6,603	(1,288)

(1)	In the fourth quarter of 2001, we recorded an impairment charge of $32.0 million in continuing operations and $0.8 million in discontinued operations in accordance with FASB 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. In 2003, we recorded an impairment charge of approximately $9.0 million in accordance with FASB 142, “Goodwill and Other Intangible Assets” and FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
(2)	In accordance with FASB 144, we have reclassified as discontinued operations, the operations of our Cultural Access Group and Phoenix divisions which were sold in the first quarter of 2002.
(3)	Since the effects of outstanding stock options, common stock equivalents, and warrants are anti-dilutive, these effects have not been included in the calculation of diluted EPS.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with Selected Financial Data and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

Overview

Established in 1983, Access Worldwide Communications, Inc. (“Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, marketing, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. We provide services through the following two business segments:

•	Pharmaceutical Services Segment, which consists of our medical education business, AM Medica Group (“AMG”), and our pharmaceutical communication business, TMS Professional Markets Group (“TMS”). These two business units provides medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services Segment, which consists of our communication business, TelAc Teleservices Group (“TelAc”) and our offshore communication business Access Worldwide (AWWC) Philippines, Inc. (the “Philippines”) provides telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, legal services, insurance and consumer products industries.

We believe that our ability to provide specialized marketing programs supported by technological systems helps to differentiate us in the highly fragmented outsourced marketing services industry.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Our accounting policies can be found in Note 2 to our Consolidated Financial Statements. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity.

Revenues

We provide a variety of services to a diverse client base. The principal sources of revenue and manner of recognition are as follows:

•	For medical education and meeting programs, we recognize revenue as services are provided based on project milestones, which at times results in unbilled receivables and favorable and unfavorable cost variances. Under this method, estimated revenues and cost of sales are generally accrued based on project milestones.

•	For telemarketing projects, we recognize revenue on one of the following bases: production hours, inbound minutes, completed presentations, phone calls placed or received, sales made per hour or a fixed monthly fee. Revenues are recognized as the services are performed.

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

Accounting for Stock-Based Compensation

FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, we were not required to adopt the fair value method of accounting for employee stock-based transactions through December 31, 2005. We were permitted to account for such transactions under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), which defines an intrinsic value method of accounting for the issuance of stock options and other equity instruments, but are required to disclose in a note to our consolidated financial statements pro forma net income and per share amounts as if we had applied the methods prescribed by SFAS No. 123. For purposes of the pro forma disclosure, we calculate the fair value of our stock options using the

Black-Scholes option-pricing model. To use this model, we must judgmentally determine the estimated life of the stock option, the projected volatility of our common stock over the estimated life of the stock option, the projected dividend yield of our common stock over the estimated life of the stock option, and the risk-free interest rate. For further information regarding our pro forma disclosure estimates, see Note 2 to our Consolidated Financial Statements.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, and its related implementation guidance. Under SFAS No. 123R, entities are required to recognize the cost of an equity award based on its fair value at the date of grant. The cost, which is calculated in a similar manner to the pro forma calculation shown in Note 2 to our Notes to Consolidated Financial Statements, is recognized over the attribution period, which is the expected period of benefit. SFAS No. 123R is effective for fiscal periods beginning on or after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) amended its Regulation S-X to amend the date of compliance with SFAS No. 123R to the first reporting period of the fiscal year beginning on or after June 15, 2005. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us beginning in the first quarter of fiscal 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods- “modified prospective” or “modified retrospective”. The “modified prospective” method requires that compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted, modified or settled after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS No. 123R using the modified prospective method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will not affect our total cash flows or financial position, but it will increase reported expense. We expect the adoption of SFAS No. 123R to result in additional stock-based compensation expense of approximately $130,000 during 2006 for stock options granted prior to January 1, 2006, plus the expense of options granted in 2006, if any. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our Notes to Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006, and does not expect the adoption to have a significant impact on our financial statements.

In June 2005 the Emerging Issues Task Force (“EITF”) issued Issue No. 05-2, The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19. The Task Force reached a consensus that the exception to the requirements of paragraphs 12-33 of Issue 00-19 for “conventional convertible debt instruments” should be retained. Further that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or contingent event should be considered “conventional” for purposes of applying Issue 00-19. Instruments that contain “standard” anti-dilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard anti-dilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction that is designed to maintain the value of the conversion option. The consensus in this Issue is to be applied to new instruments entered into and instruments modified beginning after June 29, 2005. We considered the consensus in this Issue when determining the accounting for our private placement of convertible debt completed on August 31, 20005 as described in Note 8 of our Notes to Consolidated Financial Statements.

In September 2005 the EITF issued Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. The Task Force reached a consensus that an entity should include, upon modification of a convertible debt instrument, the change in fair value of the related embedded conversion option in the analysis to determine whether a debt instrument has been extinguished pursuant to Issue 96-19. The change in the fair value of an embedded conversion option should be calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification and should be included in the Issue 96-19 analysis because there is a direct correlation between the value if the embedded conversion option and the yields demanded on a convertible debt instrument. The Task Force agreed to amend Issue 96-19 to include non-cash changes to the conversion terms under this consensus. The Task Force reached a further consensus that the modification of a convertible debt instrument should affect subsequent recognition of interest expense for the associated debt instrument for changes in the fair value of the embedded conversion option. The change in fair value of an embedded conversion option should be calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification. The value exchanged by the holder for the modification of the conversion option should be recognized as a discount (or premium) with a corresponding increase (or decrease) in additional paid-in capital. This Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.

In September 2005, the EITF issued Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. This Issue responds to questions about the accounting for the tax effects of issuing convertible debt with a beneficial conversion feature, (i.e., a security with a non-detachable conversion feature that is “in-the-money”). Under the U.S. Federal Income Tax Code, the entire amount of the proceeds received at the issuance of the debt is treated as the tax basis of the convertible debt security. This differs from the accounting treatment, which requires that the convertible security be recorded at par value with a discount for a portion of the proceeds representing the intrinsic value of the conversion feature. The portion treated as a discount is allocated to paid-in capital in accordance with EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The Task Force noted that the issuance of convertible debt with beneficial conversion features results in a book-tax basis difference because a beneficial conversion feature effectively creates two separate instruments, (i.e., a debt instrument and an equity instrument) for accounting purposes, as opposed to a single debt instrument for tax purposes. Companies should be required to record deferred taxes on the difference between the book and tax basis. This difference should be considered a temporary difference for purposes of applying SFAS No. 109, Accounting for Income Taxes, because the difference will result in a taxable amount when the reported amount of the liability is recovered or settled. The recognition of deferred taxes for the temporary difference resulting from a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The consensus is effective for periods beginning after December 15, 2005 and should be applied to all instruments with a beneficial conversion feature accounted for under Issue 00-27. The adjustment should be made by retrospective application under FASB Statement No. 154, Accounting Changes and Error Corrections. The impact of Issue No. 05-8 is not expected to be material to our consolidated financial statements due to our net operating loss carryforward described in Note 6 to our Notes to Consolidated Financial Statements.

Results of Operations by Segment for 2005 and 2004

The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our consolidated statements of operations.

	Pharmaceutical Services			Business Services
	2005	2004	Change	2005	2004	Change
	(in thousands)
Statements of Operations Data:
Revenues	$24,476	$25,108	$(632)	$14,446	$22,359	$(7,913)
Cost of revenues	12,983	13,195	(212)	9,385	14,263	(4,878)

Gross profit	11,493	11,913	(420)	5,061	8,096	(3,035)
Selling, general and administrative expenses	8,265	8,121	144	8,848	8,437	411

Operating income (loss)	$3,228	$3,792	$(564)	$(3,787)	$(341)	$(3,446)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Our revenues decreased $8.6 million, or 18.1%, to $38.9 million for 2005, compared to $47.5 million for 2004. Revenues for the Pharmaceutical Segment decreased $0.6 million, or 2.4%, to $24.5 million for 2005, compared to $25.1 million for 2004. The decrease was due to a reduction of revenue of $1.7 million in our medical education business. This reduction was caused primarily by a decrease in work being performed for a significant customer at our medical education division. The decrease in the medical education business was offset by an increase in value-added billing for two significant customers in pharmaceutical communication business. This value-added billing was generated by the increase in programs and the increase in requests from these customers for additional reporting and IT analysis. Revenues for the Business Segment decreased $8.0 million, or 35.7%, to $14.4 million for 2005, compared to $22.4 million for 2004. The decrease in revenues is primarily attributed to the lead time necessary for our three new business development professionals to replace the revenue lost from a prior client prematurely halting its marketing programs due to court rulings and regulatory changes that made it difficult to sell bundled services to consumers. We are continuing to experience an increase in business activity from each of these individuals. The reduction in revenue domestically was offset slightly by the international revenues generated in our communication center in the Philippines, which became operational in the later part of 2005.

Our gross profit decreased $3.5 million, or 17.5%, to $16.6 million for 2005, compared to $20.0 million in 2004. Our gross profit as a percentage of revenues increased slightly to 42.7% for 2005, compared to 42.1% for 2004. Gross profit as a percentage of revenues for the Pharmaceutical Segment decreased to 46.9% for 2005, compared to 47.4% for 2004. The decrease was primarily attributed to the decrease in work being performed for a high margin generating client in our medical education division. Gross profit as a percentage of revenues for the Business Segment decreased to 35.4% for 2005, compared to 36.2% for 2004. The slight decrease is primarily attributed to our quick response to the decrease in revenues and our ability to adjust our cost of sales quickly and effectively.

Our selling, general and administrative expenses, which include $2.4 million and $3.5 million of general and administrative expenses incurred by our corporate headquarters that is not allocated to the segment amounts discussed below, decreased $0.6 million, or 3.0%, to $19.5 million for 2005, compared to $20.1 million for 2004. Our total selling, general and administrative expenses as a percentage of revenues increased to 50.1% for 2005, compared to 42.3% for 2004. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 33.9% for 2005, compared to 32.3% for 2004. The increase was primarily attributed to our medical education division’s decrease in revenue, coupled with an increase in recruiting fees to place 5 new employees. The increase was partially offset by the favorable settlement of our litigation against MTI for $0.4 million during 2005. Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased to 61.1% for 2005, compared to 37.5% for 2004. The increase was primarily attributed to the decrease in revenues and the addition of $0.7 million of costs to establish our communications center in the Philippines.

Our net interest expense increased $0.5 million, or 38.5%, to $1.8 million for 2005, compared to $1.3 million for 2004. The increase was primarily attributed to: i) the increase of $0.1 million from the increase in our outstanding debt with Capital Source, ii) the increase of $0.3 million resulting from the issuance of Convertible Notes II in December 2004, and iii) an increase of $0.1 million in financing costs on equipment purchased for operation of our Philippine’s communication center.

We had no income tax benefit in 2005 or in 2004. Our effective tax rate was 0% in 2005 and in 2004.

Results of Operations by Segment for 2004 and 2003

The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our consolidated statements of operations.

	Pharmaceutical Services			Business Services
	2004	2003	Change	2004	2003	Change
	(in thousands)
Statements of Operations Data:
Revenues	$25,108	$22,834	$2,274	$22,359	$28,250	$(5,891)
Cost of revenues	13,195	15,225	(2,030)	14,263	17,858	(3,595)

Gross profit	11,913	7,609	4,304	8,096	10,392	(2,296)
Selling, general and administrative expenses	8,121	7,914	207	8,437	8,673	(236)
Impairment of intangible assets	—	8,952	(8,952)	—	—	—
Amortization expense	—	111	(111)	—	—	—
Gain on debt extinguishment	—	(300)	300	—	—	—

Operating income (loss)	$3,792	$(9,068)	$12,860	$(341)	$1,719	$(2,060)

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

Our gross profit increased $2.0 million, or 11.1%, to $20.0 million for 2004, compared to $18.0 million in 2003. Our gross profit as a percentage of revenues increased to 42.1% for 2004, compared to 35.2% for 2003. Gross profit as a percentage of revenues for the Pharmaceutical Segment increased to 47.4% for 2004, compared to 33.3% for 2003. The increase was primarily attributed to an increase in inbound business notably our DTC and Customer Relationship Management (CRM) business, providing more value-added billable services and increased gross margins at our medical education business with decreased revenues. Gross profit as a percentage of revenues for the Business Segment decreased to 36.2% for 2004, compared to 36.7% for 2003. The slight decrease is primarily attributed to our quick response to the decrease in revenues and our ability to adjust our cost of sales quickly and effectively.

Our selling, general and administrative expenses did not change significantly from $20.1 million for 2004, compared to $20.1 million for 2003. Our selling, general and administrative expenses as a percentage of revenues increased to 42.3% for 2004, compared to 39.3% for 2003. Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment decreased to 32.3% for 2004, compared to 34.6% for 2003. The decrease was primarily attributed to the increase in revenues and management’s focus on managing overhead expenditures and efforts to operate as efficiently as possible. Selling, general and administrative expenses as a percentage of revenues for the Business Segment increased to 37.5% for 2004, compared to 30.7% for 2003. The increase was primarily attributed to the decrease in revenues and management’s efforts to reduce overhead expenditures without severely impacting its business needs and operating efficiencies.

In the third quarter of 2003, we recognized an impairment loss in the amount of $9.0 million. The impairment was a result of the decrease in the number of medical meetings held by two of our major clients and an overall decline in revenues. Management worked diligently to hire additional sales personnel to remedy the situation. Such impairment loss was for those intangible assets which we have determined that the cash flow from operations plus an estimate of the proceeds from its eventual disposition indicated that there was an impairment of the intangible assets at September 30, 2003.

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

Liquidity, Capital Resources, and Going Concern Considerations

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. At December 31, 2005, we had an accumulated deficit of $75.6 million and had recurring losses from operations of $2.9 million, $0.1 million and $10.8 million for the three years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, we had negative working capital of $4.1 million, an increase of $2.3 million, or 127.7%, from negative working capital of $1.8 million at December 31, 2004. The increase in negative working capital is mainly attributed to the increase in our current portion of indebtedness that represents our revolving line of credit with Capital Source, which has been classified as a current liability. In accordance with Emerging Issues Task Force (“EITF”) No. 95-22, “Accounting for Agreements that Include Both a Subjective Acceleration Clause and a Lock-box Arrangement,” which states that agreements with both subjective acceleration clauses and a lock-box agreement should be classified as a current liability due to the financial institution’s ability to accelerate the due date of the debt based on certain events outside of our control, we have classified the entire amount outstanding on the Debt Agreement as current portion of indebtedness in the accompanying consolidated balance sheets at December 31, 2005 and 2004. Management believes that it has chosen a financial institution that understands our business and is committed to being a business partner thereby reducing the risk that the acceleration clause combined with a lock-box arrangement would impact or shorten the six-year term of the Revolver.

The loss experienced in 2005 is mainly attributed to the lengthy period it is taking us to replace $4.0 million of revenue from a long standing client, which was lost in late 2004 due to court rulings and regulatory changes that made it difficult for the client to sell bundled services to consumers. The lengthy period has placed a strain on cash flow and our liquidity, such that in 2005, we used $7.5 million to fund operations and capital expenditures. These funds were provided by cash and cash equivalents, release of restricted cash, borrowings under our Debt Agreement, two private equity placements totaling $3.3 million, and a private debt placement totaling $2.5 million, which was completed on March 17, 2006.

As a result, we have increased our Business Services’ business development team by adding three new business development individuals. They have the task of replacing the lost business and building a robust revenue pipeline. Management continues to see improvement in the revenue pipeline and believes that the current business development team should be able to replace the lost business in 2006.

During October 2006, our Convertible Notes I for $2.1 million becomes due; however, payment is subject to the approval of CapitalSource. In the event that approval is not obtained from CapitalSource, the Convertible Notes I will be in default and will accrue interest at the default rate of 16% retroactive to the July 2003 issuance date; and default warrants to purchase 1,050,000 shares of our common stock with an exercise price of $0.01 per share will become effective and will vest in October 2007. The default interest will continue to accrue until such time that the Convertible Notes I are repaid or converted.

Our primary sources of liquidity consist of cash and cash equivalents, release of restricted cash, availability of borrowings under our Debt Agreement, private equity and debt placements. As of April 11, 2006, we had cash and cash equivalents of $1.7 million.

Our ultimate ability to continue as a going concern will depend on achieving or exceeding our planned revenues while managing costs to enable us to become profitable. Our current 2006 Operating Plan projects that cash available from planned revenue, combined with the $1.7 million cash and cash equivalents, will be adequate to defer the requirement for new funding through December 31, 2006. Our historical revenue results do not give us sufficient predictability to indicate exactly when the required higher revenue levels might be achieved, if at all. Therefore should our Business Development team fail to achieve or exceed the planned revenues, we would need to obtain additional funding or explore strategic alternatives to meet our cash flow needs. However, no assurance can be given that additional financing will be available to us on acceptable terms, or at all.

It is possible that we will not achieve profitable operations in the near term and therefore it is possible our operations will continue to consume cash in the foreseeable future. There can be no assurances that we will succeed in achieving our planned revenues and goals. Failure to do so will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern.

Net cash used in operating activities was $4.6 million in 2005, compared net cash provided by operating activities of $3.9 million in 2004. The net decrease was primarily due to a decrease in accounts receivables of $0.4 million, a decrease in grants payable of $2.2 million, and a decrease in deferred revenue of $1.1 million and the $3.3 million increase in net loss in 2005 compared to 2004. The change in accounts receivable was primarily the result of decreased revenue and billings in our business services segment and medical education division. The requirement of less grant payments to be made to recipients on behalf of our clients caused the change in grants payable. The change in deferred revenue was the result of an increase in requests from certain significant pharmaceutical customers to pre-bill them at the end of the 2004 year for services not yet fully performed under our contracts with them. Such requests were not as prevalent at the end of the 2005 year. Net cash provided by operating activities was $3.9 million in 2004, compared net cash used in operating activities of $0.3 million in 2003. The increase was primarily attributed to quicker invoicing of our accounts receivables, collections of our accounts receivables, causing faster and better management of our accounts payable.

Our accounts receivable turnover averaged 58.2 days, 73.7 days and 73.4 days for the years ended December 31, 2005, 2004 and 2003, respectively.

Net cash used in investing activities was $2.9 million in 2005, compared to $0.7 in 2004. The change was the result of significant purchases of fixed assets totaling approximately $2.3 million related to the build-out of our new communications center in Manila, Philippines. Net cash used in investing activities was $0.7 million in 2004, compared to $1.4 million in 2003. The decrease is primarily attributed the certificate of deposit purchased in 2003 with no similar purchase in 2004 offset by an increase in capital expenditures to support our growing Pharmaceutical Services and the opening of our Augusta, Maine communications center.

Net cash provided by financing activities was $6.7 million in 2005, compared to net cash used in financing activities of $1.1 million in 2004. The increase was primarily due to increases in net borrowing under the Debt Agreement of $1.6 million and borrowing for equipment under a capital lease in the Philippines of $0.9 million, as well as an increase due to proceeds from a private placement from Accredited Investors of $1.0 million and proceeds from the issuance of common stock of $3.3 million. The increased borrowing was primarily a result of the delays being experienced in reconciling completed projects and collections of accounts receivables and increased working capital needs due to decreases in revenues. Net cash used in financing activities was $1.1 million in 2004, compared to net cash provided by financing activities of $0.02 million in 2003. The decrease is primarily attributed to collections from accounts receivables and deferred revenues which allowed us to reduce our outstanding debt balance offset by proceeds received from our private placement of 5% Convertible Debt Notes II to accredited investors.

Credit Facility and Debt Agreement

On June 10, 2003, we restructured our financing structure by entering into a new revolving credit, term loan and security agreement (“Debt Agreement”) with Capital Source Finance, LLC (“Capital Source”), a commercial finance firm with expertise in the pharmaceutical industry through their healthcare finance lending unit and settled our Credit Facility with the Bank Group and our 6.5% subordinated promissory note with a former stockholder of AM Medica Communications Group for $0.7 million and made a $50,000 payment on our 6% subordinated promissory note (the “Subordinated Note”) with a former stockholder of TMS Professional Markets Group. The Debt Agreement amended the Subordinated Note to be subordinated to the Debt Agreement with regularly scheduled monthly payments of principal and interest not to exceed the lesser of 25% of Excess Cash Flow (as defined in the Debt Agreement) for the prior month or $63,000 per month.

The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”); up to $0.5 million under a Term Loan (the “Term Loan”). The Revolver has a three year term and bears interest at the greater of 7.0% or prime rate plus 2.75%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled receivables and billings in excess of cost, as defined. The Term Loan was collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company (“Personal Guarantee”) and bore interest at the prime rate plus 5.75% with monthly payments of $83,333 commencing on July 1, 2003 through maturity on December 31, 2003. The Term Loan required us to have initial subscriptions of at least $2.0 million in Convertible Notes on or before July 15, 2003.

On July 15, 2003, we sold $2.1 million of our 5% Convertible Promissory Notes and Warrants (“Convertible Notes I”). The securities were offered and sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D as promulgated under the Securities Act. The securities were sold only to Accredited Investors including Company officers and directors, as that term is defined under Regulation D. The Convertible Notes I have a 39 month term and bear interest at a rate of 5%. Interest is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Holders of the convertible notes may convert all or any part of the principal amount into shares of our common stock at any time beginning one year from issuance date until all principal and accrued interest thereon is paid in full, at a conversion price equal to $1.00 per share. The warrants are exercisable, at a purchase price of $0.01 per share of common stock, from one year after the issuance date through 10 years from the vesting date. Proceeds from the sale of these securities were used to fund working capital and operations.

The Term Loan was repaid as scheduled in December 2003 and the Personal Guarantee released.

In addition, a letter of credit previously issued to the landlord of our Maryland communication center by the Bank Group was canceled in June 2003. A new letter of credit was issued to the landlord in June 2003 and is collateralized by a certificate of deposit in the original amount of $834,000 (see Note 3 of our Notes to Consolidated Financial Statements).

On July 29, 2003, we notified CapitalSource of a default of covenants as a result of a breakdown in negotiation with MTI Information System (“MTI”) to settle severely delinquent account receivables in the amount of $0.6 million.

On August 11, 2003, we entered into the First Amendment (the “First Amendment”) to the Debt Agreement which modified the financial covenants to allow for bad debt expense of $0.6 million.

As of September 30, 2003, we were in default of our financial covenants contained in our Debt Agreement due to a significant decrease in revenues and profitability at our medical education division. On November 13, 2003, we entered into the Second Amendment (“Second Amendment”) to our Debt Agreement dated June 10, 2003. The Second Amendment modified the financial covenants to allow for the above mentioned events and increased the minimum additional participation fee from $250,000 to $400,050.

On January 29, 2004, due to our expanding Business Services business, the Debt Agreement with Capital Source was amended to include an Overadvance Agreement (the “Overadvance “) with Capital Source for a maximum of $0.6 million to fund the expansion of TelAc Teleservices Group (“TelAc”) into Augusta, Maine. The Overadvance was for an 18 month period commencing on January 28, 2004 and bore interest at 11% per annum. Monthly payments of interest only were due until August 1, 2004, when additional monthly principal payments of $50,000 commenced. The Overadvance agreement contained an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earning before interest, taxes, depreciation and amortization (“EBITDA”) if paid at maturity or the occurrence of a triggering event, as defined. The Overadvance was collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company (“Personal Guarantee I”). The Overadvance, including the Participation Fee of $150,000 was repaid as scheduled in July of 2005 and the Personal Guarantee I released.

During the fourth quarter of 2004, we were notified by one of our main Business Services clients that it would be prematurely halting its marketing programs due to court rulings and regulatory changes that made it difficult to sell bundled services to consumers. As a result, on November 12, 2004, we entered into the Third Amendment (the “Third Amendment”) to our Debt Agreement dated June 10, 2003 that modified among other things, the minimum EBITDA, the Fixed Coverage Ratio, the Minimum Cash Velocity, as defined, and the extended the term of the Debt Agreement to June 10, 2009.

In conjunction with the Third Amendment on December 15, 2004, we completed a private placement of $1.15 million of Convertible Notes and Warrants (“Convertible Notes II”) to purchase up to 1.15 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes II were used to fund working capital and operations. The Convertible Notes II have a 39 month term, bearing interest at a rate of 5% and are convertible after one year from the Effective Date of the Convertible Notes II to common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing December 15, 2005. Interest on the Convertible Notes II is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due under our Debt Agreement have been paid or (ii) CapitalSource has consented to the payment.

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

On March 4, 2005, we sold and issued to accredited investors 1,000,000 shares of Access Worldwide Communications, Inc. common stock at a price per share of $1.00, via a Subscription Agreement (the “Subscription Agreement”), for an aggregate purchase price of approximately $1 million. The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to “accredited investors” under Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On June 10, 2005, due to the longer than expected lead time to replace the revenues previously generated by one of our main Business Services clients, we notified CapitalSource, that we were in default of our financial covenants contained in our Debt Agreement. On August 12, 2005, we entered into the Fourth Amendment (“Fourth Amendment”) to our Debt Agreement that modified among other things, the Minimum EBITDA and the Fixed Coverage Ratio, as defined. The Fourth Amendment required us to raise a minimum of $967,000 of net aggregate proceeds from the sale of equity capital. The proceeds were required to be maintained in a deposit account (“Deposit Account”) with Merrill Lynch subject to permitted scheduled withdrawals to fund working capital and operations. The account was pledged as collateral under the Debt Agreement and is subject to an Account Control Agreement between the Company, Capital Source, and Merrill Lynch. As of December 31, 2005 $0.2 million remained in the Deposit Account.

On July 10, 2005, we amended the March 4, 2005 Subscription Agreement to include a provision for the issuance of warrants if we raise additional capital within a year of the Subscription Agreement for a purchase price which is less than the $1.00 per share price. The exercise price of the warrants shall be that which provides for an average purchase price per share of our common stock that is similar to that of the purchase price of the additional capital raising.

In August of 2005, we initiated a private placement for $2.255 million of Convertible Notes (“Convertible Notes III”) and Warrants (“Warrants”) to Accredited Investors, as such term is defined in the Securities and Exchange Act of 1933, as amended. The Convertible Notes III are convertible at a ratio of 2 shares of the Company’s common stock for each $1.00 invested. The Convertible Notes III automatically convert upon a Conversion Event, which is defined as that date upon which the majority of our common stockholders, pursuant to Delaware law, consent to amend the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), to increase the authorized shares of the Company’s Common Stock from 20 million to not less than 35 million. Each holder of the Convertible Notes III received a warrant to purchase 2 shares of the Company’s common stock for each $1.00 invested. The Warrants have an exercise price of $0.75 per share, a term of ten years, and are exercisable commencing upon the Vesting Date, which is defined as the completion of both (i) the date upon which the Holder of the Warrant pays the purchase price for the Notes, and (ii) the date of the Conversion Event.

On August 25, 2005, the Conversion Event occurred, whereby the stockholders holding a majority of the Company’s common stock approved, via written consent, an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 20 million to 40 million. As a result, on the August 31, 2005 closing date of the Convertible Notes III, the notes automatically converted into 4,510,000 shares of the Company’s common stock, which were issued on November 16, 2005.

As a result of the private placement of Convertible Notes III, on September 15, 2005, we issued warrants to purchase 1,000,000 shares of our common stock to the investors in the March 4, 2005 private placement pursuant to the Subscription Agreement. The warrants have an exercise price of $0.01 per share, a ten year term and vested upon the Conversion Event.

On November 1, 2005, we notified CapitalSource that as of September 30, 2005, we were in default of our financial covenants to the Debt Agreement due to continued losses at our Business Services segment as we continue to replace revenues from a large client which was lost at the end of 2004. Management continues to make changes to reduce the losses at our United States Business Services segment.

On November 21, 2005, we entered into a forbearance agreement (the “Forbearance Agreement”) with CapitalSource. The Forbearance Agreement provides that Capital Source (a) forbear its right to accelerate collection of the full outstanding balance on the Debt Agreement, as amended, which rights arose from the Event of Default, and (b) maintain its discretionary right to continue to make available to the Company draws as provided under the Debt Agreement, until the Forbearance Termination Date of January 31, 2006.

On February 9, 2006, as a result of continued Events of Default at October 31, 2005 and November 30, 2005, we entered into an amendment to the Forbearance Agreement which extended the termination date to February 14, 2006. On March 7, 2006, we entered into the Fifth Amendment to the Debt Agreement (“Fifth Amendment”) that modified among other things, the Minimum EBITDA, the Fixed Coverage Ratio, and added a $250,000 Minimum Available Cash requirement, as defined. In addition, it required new capital to be raised for a minimum of $2.5 million (“Convertible Debt IV”). The Fifth Amendment requires that $1.6 million of the proceeds from Convertible Debt IV will be maintained in the Deposit Account with Merrill Lynch subject to permitted monthly scheduled withdrawals between March and September 2006 to fund our working capital and operations. The Deposit Account was pledged as collateral under the Debt Agreement and is subject to an Account Control Agreement between the Company, Capital Source, and Merrill Lynch.

On March 17, 2006, we completed the capital raising of Convertible Debt IV after receiving cash proceeds of approximately $2.5 million from Accredited Investors; as such term is defined in the Securities and Exchange Act of 1933, as amended, including $0.5 million from certain members of the Company’s Board of Directors,. The proceeds of the private placement will be used to fund working capital and operations.

Each Holder of a Convertible Debt IV note may convert the note to Common Stock at a rate (2) shares per $1.00 invested. The notes have a term of thirty (36) months, with interest of 5.0% per month, and are convertible at any time prior to maturity.

We expect to meet our short-term liquidity requirements through net cash provided by operations, the release of restricted cash as collateral under lease arrangement (see Note 3 in our Notes to the Consolidated Financial Statements), borrowings under the Debt Agreement and proceeds raised from Convertible Debt IV. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

Contractual Obligations and Off Balance Sheet Arrangements

The following is a chart of the Company’s approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 31, 2005:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$4,807,000	$4,807,000	$—	$—	$—
Convertible debt	3,250,000	2,100,000	1,150,000	—	—
Capital lease obligations	1,061,000	391,000	661,000	9,000	—
Operating leases	9,121,000	2,760,000	5,125,000	949,000	287,000
Insurance Financing	31,000	31,000	—	—	—

Total contractual obligations	$18,270,000	$10,089,000	$6,936,000	$958,000	$287,000

The Company has no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest. In addition $80,000 of grants payable at December 31, 2005 are not included in the above table due to the uncertainty of the timing of payment which is determined by our clients.

Employment Agreements

In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2008, certain of whom are our stockholders. The employment agreements have terms up to three years and require annual base salary payments of $1,029,000 and bonus payments of up to $367,000 per year.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and are subject to interest rate risk on our Debt Agreement caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangements under the Debt Agreement. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Debt Agreement currently provides for an interest rate of the greater of 7% or prime plus 2.75%. The prime rate is the prime rate published by the Wall Street Journal. A one percent change in the prime interest rate would result in a pre-tax impact to us on earnings of approximately $0.04 million.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements and the Notes thereto, together with the report thereon of BDO Seidman, LLP dated April 11, 2006, are filed as part of this Form 10-K.

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

ITEM 9B. Other Information

None.

PART III

ITEMS 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 (except for the information required by Item 12 required by Item 201(d) of Regulation S-K) will be set forth in our Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which will be filed no later than April 30, 2006, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,464,006	$0.68	464,994
Equity compensation plans not approved by security holders	0	0	0
Total	1,464,006	$0.68	464,994

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following report and Consolidated Financial Statements and the Notes thereto are filed as part of this report beginning on page F-1, pursuant to Item 8.

(a)(1) Financial Statements.

(a)(2) Schedule.

Schedule II: Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004, and 2003

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2005:
Allowance for doubtful accounts	$776,066	$127	$(714,199)	$61,994
Deferred tax asset valuation allowance	18,459,070	511,225	—	18,970,295
Year ended December 31, 2004:
Allowance for doubtful accounts	$707,372	$68,694	$—	$776,066
Deferred tax asset valuation allowance	16,663,059	1,796,011	—	18,459,070
Year ended December 31, 2003:
Allowance for doubtful accounts	$129,430	$903,372	$(325,430)	$707,372
Deferred tax asset valuation allowance	11,925,245	4,737,814	—	16,663,059

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

Dated: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Shawkat Raslan (Shawkat Raslan)	Chairman, President and Chief Executive Officer (principal executive officer)	April 17, 2006

/s/ Richard Lyew (Richard Lyew)	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 17, 2006

/s/ Liam S. Donohue (Liam S. Donohue)	Director	April 17, 2006

/s/ Michael Dornemann (Michael Dornemann)	Director	April 17, 2006

/s/ Orhan Sadik-Khan (Orhan Sadik-Khan)	Director	April 17, 2006

/s/ Frederick Thorne (Frederick Thorne	Director	April 17, 2006

/s/ Carl H. Tiedemann (Carl H. Tiedemann)	Director	April 17, 2006

/s/ Alfonso Yuchengco III (Alfonso Yuchengco III)	Director	April 17, 2006

/s/ Charles Henri Weil (Charles Henri Weil)	Director	April 17, 2006

/s/ Mark Wright (Mark Wright)	Secretary	April 17, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Access Worldwide Communications, Inc.

We have audited the accompanying consolidated balance sheets of Access Worldwide Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in common stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the schedule for each of the three years in the period ended December 31, 2005 listed in the index appearing under Item 15 (a)(2) on page 34. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule for each of the three years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative cash flows, and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

West Palm Beach, Florida

April 11, 2006

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$1,755,926	$2,570,546
Restricted cash	314,000	122,000
Accounts receivable, net of allowance for doubtful accounts of $61,994 and $776,066, respectively	7,297,583	7,567,448
Unbilled receivables	228,083	398,547
Other assets, net	785,257	1,001,671

Total current assets	10,380,849	11,660,212

Property and equipment, net	5,025,158	3,614,322
Restricted cash	466,000	589,000
Other assets, net	390,822	146,177

Total assets	$16,262,829	$16,009,711

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of indebtedness	$4,876,381	$2,955,450
Current portion of indebtedness - related parties	352,334	352,334
Accounts payable	1,878,856	739,438
Accrued expenses	2,204,267	2,857,183
Grants payable	80,000	2,257,000
Accrued salaries, wages and related benefits	736,797	1,204,301
Customer deposits	1,084,378	599,030
Convertible Notes, net	1,768,584	—
Deferred revenue	1,435,619	2,548,341
Accrued interest and other related party expenses	59,512	12,673

Total current liabilities	14,476,728	13,525,750

Long-term portion of indebtedness	669,441	135,008
Other long-term liabilities	796,418	786,386
Convertible Notes, net	1,380,564	1,427,685
Mandatorily redeemable preferred stock, $0.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	21,323,151	19,874,829

Commitments and contingencies

Common stockholders’ deficit:
Common stock, $0.01 par value: voting: 40,000,000 shares authorized; 16,616,219 and 10,841,719 shares issued and outstanding, respectively	166,162	108,417
Additional paid-in capital	70,389,446	66,228,271
Accumulated deficit	(75,602,730)	(70,182,006)
Deferred compensation	(13,200)	(19,800)

Total common stockholders’ deficit	(5,060,322)	(3,865,118)

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ deficit	$16,262,829	$16,009,711

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004	2003
Revenues	$38,921,727	$47,466,996	$51,084,021
Cost of revenues	22,368,204	27,458,913	33,083,567

Gross profit	16,553,523	20,008,083	18,000,454

Selling, general and administrative expenses	19,475,743	20,105,495	20,071,546
Impairment of intangible assets	—	—	8,951,856
Gain on extinguishment of indebtedness – related party	—	—	(299,555)
Amortization expenses	—	—	111,044

Loss from operations	(2,922,220)	(97,412)	(10,834,437)

Interest income	39,932	16,160	14,252
Interest expense – related parties	(91,750)	(87,003)	(111,979)
Interest expense	(1,706,686)	(1,242,778)	(1,254,580)

Loss before income tax benefit	(4,680,724)	(1,411,033)	(12,186,744)
Income tax benefit	—	—	(546,204)

Net loss	(4,680,724)	(1,411,033)	(11,640,540)

Deemed dividend – warrants issued to certain stockholders	(740,000)	—	—

Net loss applicable to common stockholders	$(5,420,724)	$(1,411,033)	$(11,640,540)

Basic and diluted loss per share of common stock	$(0.41)	$(0.14)	$(1.20)

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

COMMON STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2003, 2004 and 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2002	9,740,001	$97,400	$63,636,069	$(57,130,433)	$—	$6,603,036

Deferred compensation	—	—	33,000	—	(33,000)	—
Value of warrants issued in connection with Convertible Notes I	—	—	840,000	—	—	840,000
Beneficial conversion feature associated with Convertible Notes I	—	—	441,000	—	—	441,000
Amortization of deferred compensation	—	—	—	—	6,600	6,600
Common stock options exercised	500	5	225	—	—	230
Net loss for the year ended December 31, 2003	—	—	—	(11,640,540)	—	(11,640,540)

Balance, December 31, 2003	9,740,501	97,405	64,950,294	(68,770,973)	(26,400)	(3,749,674)

Common stock issued to pay accrued bonuses compensation	143,216	1,432	85,930	—	—	87,362
Value of warrants issued in connection with amended Debt Agreement	—	—	68,360	—	—	68,360
Value of warrants issued in connection with Convertible Notes II	—	—	609,500	—	—	609,500
Beneficial conversion feature associated with Convertible Notes II	—	—	494,500	—	—	494,500
Amortization of deferred compensation	—	—	—	—	6,600	6,600
Common stock options exercised	38,002	380	19,687	—	—	20,067
Common stock warrants exercised	920,000	9,200	—	—	—	9,200
Net loss for the year ended December 31, 2004	—	—	—	(1,411,033)	—	(1,411,033)

Balance, December 31, 2004	10,841,719	108,417	66,228,271	(70,182,006)	(19,800)	(3,865,118)

Common stock options exercised	14,500	145	6,675	—	—	6,820
Common stock issued to pay accrued bonus compensation	185,000	1,850	183,150	—	—	185,000
Amortization of deferred compensation	—	—	—	—	6,600	6,600
Common stock options granted for services	—	—	31,500	—	—	31,500
Common stock issued in private placement	1,000,000	10,000	990,000	—	—	1,000,000
Common stock issued for Convertible Debt III	4,510,000	45,100	2,209,850	—	—	2,254,950
Common stock warrants exercised	65,000	650	—	—	—	650
Net loss for the year ended December 31, 2005	—	—	—	(4,680,724)	—	(4,680,724)
Deemed dividend on common stock – warrants issued to certain stockholders	—	—	740,000	(740,000)	—	—

Balance, December 31, 2005	16,616,219	$166,162	$70,389,446	$(75,602,730)	$(13,200)	$(5,060,322)

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(4,680,724)	$(1,411,033)	$(11,640,540)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,434,950	1,251,646	1,620,632
Impairment of intangible assets	—	—	8,951,856
Gain on extinguishment of indebtedness – related party	—	—	(299,555)
Allowance for doubtful accounts	127	68,694	903,372
Amortization of deferred compensation	15,350	6,600	6,600
Amortization of deferred financing costs	87,217	158,483	512,635
Accretion of discount on Convertible Notes	721,463	394,349	168,336
Changes in operating assets and liabilities:
Accounts receivable	269,738	3,433,142	(2,308,803)
Unbilled receivables	170,464	778,250	1,828,538
Other assets	(52,698)	806,225	(922,749)
Accounts payable, grants payable, accrued expenses and other liabilities	(1,680,466)	(1,472,881)	(742,240)
Accrued salaries, wages and related benefits	(282,504)	(55,722)	(852,477)
Customer deposits	485,348	264,045	334,985
Deferred revenue	(1,112,722)	(304,287)	2,135,318
Accrued interest and related party expenses	46,839	(631)	(14,407)

Net cash (used in) provided by operating activities	(4,577,618)	3,916,880	(318,499)

Cash flows from investing activities:
Additions to property and equipment, net	(2,845,786)	(832,848)	(587,006)
(Increase) decrease in restricted cash	(69,000)	123,000	(834,000)

Net cash used in investing activities	(2,914,786)	(709,848)	(1,421,006)

Cash flows from financing activities:
Borrowings (payments) on capital leases	809,258	(20,014)	(46,056)
Proceeds from issuance of common stock	3,254,950	—	—
Proceeds from exercise of common stock options and warrants	7,470	29,267	230
Net borrowings (payments) under Credit Facility and Debt Agreement	1,623,855	(2,212,461)	(64,300)
Loan origination fees	(40,000)	(25,000)	(933,454)
Proceeds from issuance of Convertible Notes	1,000,000	1,150,000	2,100,000
Proceeds from insurance financing, net	22,251	—	—
Payments on related party debt	—	(31,000)	(1,041,402)

Net cash provided by (used in) financing activities	6,677,784	(1,109,208)	15,018

Net (decrease) increase in cash and cash equivalents	(814,620)	2,097,824	(1,724,487)
Cash and cash equivalents, beginning of year	2,570,546	472,722	2,197,209

Cash and cash equivalents, end of year	$1,755,926	$2,570,546	$472,722

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$921,768	$700,085	$656,499

Income taxes	$—	$3,000	$13,981

Non-Cash Investing and Financing Activities:
Equipment acquisitions through capital leases	$1,053,832	$171,954	$119,800

Issuance of common stock to pay bonuses	$185,000	$87,362	$—

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION, LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Established in 1983, Access Worldwide Communications, Inc. (“Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, marketing, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. We provide services through the following two business segments:

•	Pharmaceutical Services Segment, which consists of our medical education business, AM Medica Group (“AMG”), and our pharmaceutical communication business, TMS Professional Markets Group (“TMS”). These two business units provide medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services Segment, which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”) and our offshore communication business Access Worldwide (AWWC) Philippines, Inc. (the “Philippines”) provides telemarketing services including inbound and outbound programs to clients in the telecommunications, financial services, legal services, insurance and consumer products industries.

We believe that our ability to provide specialized marketing programs supported by technological systems helps to differentiate us in the highly fragmented outsourced marketing services industry. Please refer to Note 17 regarding our business segments.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. At December 31, 2005, we had an accumulated deficit of $75.6 million and had recurring losses from operations of $2.9 million, $0.1 million and $10.8 million for the three years ended December 31, 2005, 2004 and 2003, respectively.

The loss experienced in 2005 is mainly attributed to the lengthy period it is taking us to replace $4.0 million of revenue from a long standing client, which was lost in late 2004 due to court rulings and regulatory changes that made it difficult for the client to sell bundled services to consumers. The lengthy period has placed a strain on cash flow and our liquidity, such that in 2005, we used $7.5 million to fund operations and capital expenditures. These funds were provided by cash and cash equivalents, release of restricted cash, borrowings under our Debt Agreement, two private equity placements totaling $3.3 million, and a private debt placement totaling $2.5 million, which was completed on March 17, 2006.

As a result, we have increased our Business Services’ business development team by adding three new business development individuals. They have the task of replacing the lost business and building a robust revenue pipeline. Management continues to see improvement in the revenue pipeline and believes that the current business development team should be able to replace the lost business in 2006.

During October 2006, our Convertible Notes I for $2.1 million becomes due; however, payment is subject to the approval of CapitalSource. In the event that approval is not obtained from CapitalSource, the Convertible Notes I will be in default and will accrue interest at the default rate of 16% retroactive to the July 2003 issuance date; and default warrants to purchase 1,050,000 shares of our common stock with an exercise price of $0.01 per share will become effective and will vest in October 2007. The default interest will continue to accrue until such time that the Convertible Notes I are repaid or converted.

Our primary sources of liquidity consist of cash and cash equivalents, release of restricted cash, availability of borrowings under our Debt Agreement, private equity and debt placements. As of April 11, 2006, we had cash and cash equivalents of $1.7 million.

Our ultimate ability to continue as a going concern will depend on achieving or exceeding our planned revenues while managing costs to enable us to become profitable. Our current 2006 Operating Plan projects that cash available from planned revenue, combined with the $1.7 million cash and cash equivalents, will be adequate to defer the requirement for new funding through December 31, 2006. Our historical revenue results do not give us sufficient predictability to indicate exactly when the required higher revenue levels might be achieved, if at all. Therefore, should our Business Development team fail to achieve or exceed the planned revenues, we would need to obtain additional funding or explore strategic alternatives to meet our cash flow needs. However, no assurance can be given that additional financing will be available to us on acceptable terms, or at all.

It is possible that we will not achieve profitable operations in the near term and therefore it is possible our operations will continue to consume cash in the foreseeable future. There can be no assurances that we will succeed in achieving our planned revenues and goals. Failure to do so in the near term will have a material adverse effect on our business, prospects, financial condition and operating results and our ability to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements present the financial position and results of operations of the Company and our subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform to the 2005 presentation. Such reclassifications did not change our net loss or total common stockholders’ deficit as previously reported.

Accounting Estimates

Generally accepted accounting principles require us to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.

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

Debt Issuance Costs

Debt issuance costs represent costs incurred in connection with the obtaining of our Debt Agreements. These fees, which are included in other assets in the accompanying consolidated balance sheets, are amortized as interest expense over the life of each Debt Agreement.

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

Assets Held Under Capital Leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is recognized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease and is included in depreciation expense.

Long-Lived Assets

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

Grants Payable

Grants payable represent amounts to be disbursed to client determined recipients from client advanced funds.

Convertible Instruments

In 2003 and 2004, we issued Convertible Notes and Warrants that are convertible into our common stock. In August of 2005, we issued convertible notes that automatically converted into our common stock. Warrants were attached to the notes. These financing transactions are recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No.’s 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, as well as the Financial Accounting Standards Board (“FASB”) Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Accordingly, the beneficial conversion feature embedded in the convertible instrument and the value allocated to the related warrants based upon a relative fair allocation of the proceeds of the instrument is recognized on the balance sheet as debt discount. The debt discount is amortized as interest expense over the life of the respective debt instrument using the effective interest method. We also evaluate the accounting for our convertible debt instruments and related warrants under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company’s Own Stock.

Revenue Recognition

We provide a variety of services to a diverse client base. The principal sources of revenue and manner of recognition are as follows:

•	For medical education and meeting programs, we recognize revenue as services are provided based on project milestones, which at times results in unbilled receivables and favorable and unfavorable cost variances. Under this method, estimated revenues and cost of sales are generally accrued based on project milestones.

•	For telemarketing projects, we recognize revenue on one of the following bases: production hours, inbound minutes, completed presentations, phone calls placed or received, sales made per hour or a fixed monthly fee. Revenues are recognized as the services are performed.

Deferred Revenue

Deferred revenue represents amounts received from others for services that have been contracted for, but have not been performed.

Income Taxes

Deferred tax assets and liabilities represent the tax effects, based on current law, of any temporary differences in the timing of when revenues and expenses are recognized for tax purposes and when they are recognized for financial statement purposes. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share is based on the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding.

Stock-Based Compensation

Options granted under our stock-based compensation plan to employees are accounted for using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. We do not recognize compensation expense in connection with granting stock options to employees as the strike price of the option at the time of grant generally equals the fair market value of our stock at such time. Options granted under our stock-based compensation plan to non-employees are accounted for based on fair value accounting rules. Vesting terms are determined by the Compensation Committee at the time of grant on a graded basis.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004, Share-Based Payment (“SFAS No. 123R”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Statement supersedes APB No. 25 and its related implementation guidance. Effective the first quarter of 2006, we are required to record compensation expense for its employee stock options in accordance with SFAS No. 123R, and expect to record approximately $130,000 of additional stock based compensation during 2006 for stock options granted prior to January 1, 2006, plus the expense related to options granted during 2006, if any.

Had compensation expense for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, our net loss and loss per share would have been reduced to the pro forma amounts presented below:

	Years Ended December 31,
	2005	2004	2003
Net loss
As reported	$(5,420,724)	$(1,411,033)	$(11,640,540)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	6,600	6,600	6,600
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(140,639)	(194,196)	(157,241)

Pro forma	$(5,554,763)	$(1,598,629)	$(11,791,181)

Loss per share:
Basic and diluted (1) – as reported	$(0.41)	$(0.14)	$(1.20)
Basic and diluted (1) – pro forma	(0.42)	(0.16)	(1.21)

(1)	Since the effects of stock options, warrants and convertible debt are anti-dilutive, these effects have not been included in the calculation of dilutive earnings per share (“EPS”).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model (“the Model”) with the following assumptions used for grants during the years ended December 31:

	2005	2004	2003
Divided yield	0%	0%	0%
Expected volatility	107%	111%	113%
Risk-free interest rate (weighted average)	4.05%	3.07%	3.40%
Expected option term	5 years	5 years	5 years
Nominal option term	10 years	10 years	10 years

Concentrations of Credit Risk

Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of cash, accounts receivable and unbilled receivables. We maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts and management believes the risk related to these deposits is minimal. We do not require collateral or other security to support credit sales nor do we enter into any netting arrangements to mitigate the credit risk of financial instruments. In addition, we maintain reserves for potential credit losses.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R. This statement is a revision of SFAS No. 123, and supersedes APB No. 25, and its related implementation guidance. Under SFAS No. 123R, entities are required to recognize the cost of an equity award based on its fair value at the date of grant. The cost, which is calculated in a similar manner to the pro forma calculation shown above under Stock Based Compensation, is recognized over the attribution period, which is the expected period of benefit. SFAS No. 123R is effective for fiscal periods beginning on or after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) amended its Regulation S-X to amend the date of compliance with SFAS No. 123R to the first reporting period of the fiscal year beginning on or after June 15, 2005. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us beginning in the first quarter of fiscal 2006.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods- “modified prospective” or “modified retrospective”. The “modified prospective” method requires that compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted, modified or settled after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS No. 123R using the modified prospective method.

As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will not affect our total cash flows or financial position, but it will reduce reported income. We expect the adoption of SFAS No. 123R to result in additional stock based compensation expense of approximately $130,000 during 2006 for stock options granted prior to January 1, 2006, plus the expense of options granted in 2006, if any. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share above under Stock Based Compensation.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006, and does not expect the adoption to have a significant impact on our financial statements.

In June 2005 the EITF issued Issue No. 05-2, The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19. The Task Force reached a consensus that the exception to the requirements of paragraphs 12-33 of Issue 00-19 for “conventional convertible debt instruments” should be retained. Further that instruments that provide the holder with an option to convert into a fixed number of shares (or equivalent amount of cash at the discretion of the issuer) for which the ability to exercise the option is based on the passage of time or contingent event should be considered “conventional” for purposes of applying Issue 00-19. Instruments that contain “standard” anti-dilution provisions would not preclude a conclusion that the instrument is convertible into a fixed number of shares. Standard anti-dilution provisions are those that result in adjustments to the conversion ratio in the event of an equity restructuring transaction that is designed to maintain the value of the conversion option. The consensus in this Issue is to be applied to new instruments entered into and instruments modified beginning after June 29, 2005. We considered the consensus in this Issue in the accounting for our private placement of convertible debt which was completed on August 31, 20005 (see Note 8).

In September 2005 the EITF issued Issue No. 05-07, Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues. The Task Force reached a consensus that an entity should include, upon modification of a convertible debt instrument, the change in fair value of the related embedded conversion option in the analysis to determine whether a debt instrument has been extinguished pursuant to Issue 96-19. The change in the fair value of an embedded conversion option should be calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification and should be included in the Issue 96-19 analysis because there is a direct correlation between the value if the embedded conversion option and the yields demanded on a convertible debt instrument. The Task Force agreed to amend Issue 96-19 to include non-cash changes to the conversion terms under this consensus. The Task Force reached a further consensus that the modification of a convertible debt instrument should affect subsequent recognition of interest expense for the associated debt instrument for changes in the fair value of the embedded conversion option. The change in fair value of an embedded conversion option should be calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification. The value exchanged by the holder for the modification of the conversion option should be recognized as a discount (or premium) with a corresponding increase (or decrease) in additional paid-in capital. This Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.

In September 2005, the EITF issued Issue No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature. This Issue responds to questions about the accounting for the tax effects of issuing convertible debt with a beneficial conversion feature, (i.e., a security with a non-detachable conversion feature that is “in-the-money”). Under the U.S. Federal Income Tax Code, the entire amount of the proceeds received at the issuance of the debt is treated as the tax basis of the convertible debt security. This differs from the accounting treatment, which requires that the convertible security be recorded at par value with a discount for a portion of the proceeds representing the intrinsic value of the conversion feature. The portion treated as a discount is allocated to paid-in capital in accordance with EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The Task Force noted that the issuance of convertible debt with beneficial conversion features results in a book-tax basis difference because a beneficial conversion feature effectively creates two separate instruments, (i.e., a debt instrument and an equity instrument) for accounting purposes, as opposed to a single debt instrument for tax purposes. Companies should be required to record deferred taxes on the difference between the book and tax basis. This difference should be considered a temporary difference for purposes of applying SFAS No. 109, Accounting for Income Taxes, because the difference will result in a taxable amount when the reported amount of the liability is recovered or settled. The recognition of deferred taxes for the temporary difference resulting from a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. The consensus is effective for periods beginning after December 15, 2005 and should be applied to all instruments with a beneficial conversion feature accounted for under Issue 00-27. The adjustment should be made by retrospective application under FASB Statement No. 154, Accounting Changes and Error Corrections. The impact of Issue No. 05-8 is not expected to be material to our consolidated financial statements due to our net operating loss carryforward (see Note 6).

3. RESTRICTED CASH

We have obtained a letter of credit (“Letter of Credit”) in the amount of $834,000 to replace the letter of credit issued to the landlord of our Maryland communication center in 2001. The Letter of Credit was collateralized by a certificate of deposit in the same amount (see Note 7). Therefore, such certificate of deposit is classified as restricted cash of $589,000 and $711,000 in the accompanying consolidated balance sheets at December 31, 2005 and 2004.

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the Letter of Credit will be reduced to the amount shown on each anniversary date as follows:

May 2006	$466,000
May 2007	343,000
May 2008 through 2010	221,000

See Note 7 for additional restricted cash of $191,000 at December 31, 2005.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Useful Life In Years	December 31,
		2005	2004
Furniture and fixtures	7	$1,565,209	$1,546,420
Furniture and fixtures under capital lease	Life of lease	154,802	154,802
Telephone and office equipment	7	3,584,905	3,651,977
Telephone and office equipment under capital lease	Life of lease	235,667	228,939
Computer equipment	3-5	5,617,062	4,926,357
Computer equipment under capital lease	Life of lease	1,264,451	—
Leasehold improvements	Life of lease	2,904,607	2,025,354
Fixed assets not placed in service		3,613	8,129

		15,330,316	12,541,978
Less: Accumulated depreciation and amortization (1)		(10,305,158)	(8,927,656)

Property and equipment, net		$5,025,158	$3,614,322

Depreciation and amortization expense (including such expense for property and equipment held under capital leases) was $1,434,950, $1,251,646 and $1,509,588 for the years ended December 31, 2005, 2004 and 2003, respectively.

(1)	Accumulated amortization on assets held under capital leases was approximately $233,000 and $100,000 at December 31, 2005 and December 31, 2004, respectively.

5. REVENUES FROM SIGNIFICANT CUSTOMERS

For the year ended December 31, 2005, 2004 and 2003, a substantial portion of our revenues was derived from three customers, which were included in the Pharmaceutical and Business Services Segments (see Note 17).

	For the year ended December 31,
	2005	2004	2003
Revenues
Client A	33%	36%	36%
Client B	15%	16%	3%
Client C	11%	11%	17%

Accounts Receivable
Client A	27%	30%	20%
Client B	16%	9%	1%
Client C	10%	4%	63%

6. INCOME TAXES

The benefit for income taxes consists of the following:

	For the Years Ended December 31,
	2005	2004	2003
Current tax benefit :
Federal	$—	$—	$(546,204)
State	—	—	—

	—	—	(546,204)

Deferred tax benefit:
Federal	—	—	—

	$—	$—	$(546,204)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net deferred tax assets are comprised of the following:

	December 31,
	2005	2004
Deferred tax assets:
Accrued bonus	$97,610	$190,034
Bad debt expense	43,151	313,401
Accrued vacation pay	54,340	65,009
AMT credit	178,664	178,664
Depreciation	219,068	37,740
Amortization of goodwill	10,209,367	11,602,314
Federal and state net operating loss carryforwards	7,980,851	6,033,731
Foreign net operating loss carryforwards	147,364	—
Other	39,880	38,177

Gross deferred tax assets	18,970,295	18,459,070
Less: valuation allowance	(18,970,295)	(18,459,070)

Net deferred tax assets	—	—

Deferred tax liabilities	—	—

Net deferred taxes	$—	$—

At December 31, 2005, we had approximately $16,223,000 of net operating loss (“NOL”) carryforwards for federal income tax purposes, approximately $421,000 for foreign income tax purposes, and approximately $53,072,000 for state income tax purposes, which expire at various times through 2025. Under Section 382 of the Internal Revenue Code, as amended, certain limitations are imposed on the use of net operating losses following certain defined changes in ownership. The Company has not performed a Section 382 analysis to determine if it has had any changes in ownership, as defined. If a change were deemed to have occurred, the Section 382 limitation could reduce or eliminate the amount of net operating loss (benefit) that would be available to offset future taxable income, if any.

A valuation allowance to reduce deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative is required. We recorded a valuation allowance of $18,970,295 and $18,459,070 at December 31, 2005 and 2004, respectively, which primarily relates to intangible assets and net operating loss carryforwards.

6. INCOME TAXES – (Continued)

Our effective tax rate was different from the federal statutory rate as follows:

	For the Years Ended December 31,
	2005	2004	2003
Statutory rate	(34)%	(34)%	(34)%
Permanent difference	6	2	—
State income taxes, net of federal benefit	(9)	(9)	(6)
Valuation allowance	37	41	40
Benefit of NOL carryback	0	0	5

	0%	0%	5%

7. INDEBTEDNESS

	December 31,
	2005	2004
Our borrowings consist of the following:
Revolving Credit, Term Loan and Security Agreement (collectively the “Debt Agreement”)	$4,454,388	$2,830,533
6% subordinated promissory note due to former stockholder of TeleManagement Services (“TMS”); interest at default rate of 10% per year. Principal and interest payments restricted per subordination agreement to the Debt Agreement	352,334	352,334
Deferred Financing	30,643	8,392
Capital leases payable in monthly installments through May 2010	1,060,791	251,533

	5,898,156	3,442,792
Less: current portion	(5,228,715)	(3,307,784)

	$669,441	$135,008

On June 10, 2003, we restructured our financing structure by entering into a new revolving credit, term loan and security agreement (“Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”), a commercial finance firm with expertise in the pharmaceutical industry through their healthcare finance lending unit and settled our Credit Facility with the Bank Group and our 6.5% subordinated promissory note with a former stockholder of AM Medica Communications Group for $0.7 million and made a $50,000 payment on our 6% subordinated promissory note (the “Subordinated Note”) with a former stockholder of TMS Professional Markets Group. The Subordinated Note was amended to be subordinated to the Debt Agreement with regularly scheduled monthly payments of principal and interest not to exceed the lesser of 25% of Excess Cash Flow (as defined in the Debt Agreement) for the prior month or $63,000 per month.

The Debt Agreement provides up to $10.0 million under a revolving line of credit (the “Revolver”); up to $0.5 million under a Term Loan (the “Term Loan”). The Revolver has a three year term and bears interest at the greater of 7.0% or prime rate plus 2.75%. The availability on the Revolver is based on a percentage of our accounts receivable, unbilled receivables and billings in excess of cost, as defined. The Term Loan was collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company (“Personal Guarantee”) and bore interest at the prime rate plus 5.75% with monthly payments of $83,333 commencing on July 1, 2003 through maturity on December 31, 2003. The Term Loan required us to have initial subscriptions of at least $2.0 million in Convertible Notes on or before July 15, 2003. See Note 8.

The Term Loan was repaid as scheduled in December 2003 and the Personal Guarantee released.

In addition, a letter of credit previously issued to the landlord of our Maryland communication center by the Bank Group was canceled in June 2003. A new letter of credit was issued to the landlord in June 2003 and is collateralized by a certificate of deposit in the original amount of $834,000 (see Note 3).

On July 29, 2003, we notified CapitalSource of a default of covenants as a result of a breakdown in negotiation with MTI Information System (“MTI”) to settle severely delinquent account receivables in the amount of $0.6 million.

On August 11, 2003, we entered into the First Amendment (the “First Amendment”) to the Debt Agreement which modified the financial covenants to allow for bad debt expense of $0.6 million.

As of September 30, 2003, we were in default of our financial covenants contained in our Debt Agreement due to a significant decrease in revenues and profitability at our medical education division. On November 13, 2003, we entered into the Second Amendment (“Second Amendment”) to our Debt Agreement. The Second Amendment modified the financial covenants to allow for the above mentioned events and increased the minimum additional participation fee from $250,000 to $400,050.

On January 29, 2004, due to our expanding Business Services business, the Debt Agreement with Capital Source was amended to include an Overadvance Agreement (the “Overadvance “) with Capital Source for a maximum of $0.6 million to fund the expansion of TelAc Teleservices Group (“TelAc”) into Augusta, Maine. The Overadvance was for an 18 month period commencing on January 28, 2004 and bore interest at 11% per annum. Monthly payments of interest only were due until August 1, 2004, when additional monthly principal payments of $50,000 commenced. The Overadvance agreement contained an Overadvance Participation Fee of the greater of $150,000 or 1.5% of the product of 5 times consolidated annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) if paid at maturity or the occurrence of a triggering event, as defined. A fee of $150,000 was amortized as additional interest expense over the 18 month term of the Overadvance. The Overadvance was collateralized by the personal assets of Mr. Shawkat Raslan, Chief Executive Officer of the Company (“Personal Guarantee I”). The OverAdvance, including the Participation Fee of $150,000 was repaid as scheduled in July of 2005 and the Personal Guarantee I released.

During the fourth quarter of 2004, we were notified by one of our main Business Services clients that it would be prematurely halting its marketing programs due to court rulings and regulatory changes that made it difficult to sell bundled services to consumers. As a result, on November 12, 2004, we entered into the Third Amendment (the “Third Amendment”) to our Debt Agreement that modified among other things, the minimum EBITDA, the Fixed Coverage Ratio, the Minimum Cash Velocity, as defined, and the extended the term of the Debt Agreement to June 10, 2009.

In conjunction with the Third Amendment, on December 15, 2004, we completed a private placement of $1.15 million of Convertible Notes and Warrants (“Convertible Notes II”) to purchase up to 1.15 million shares of our common stock that were sold to accredited investors. See Note 8.

On June 10, 2005, due to the longer than expected lead time to replace the revenues previously generated by one of our main Business Services clients, we notified Capital Source, that we were in default of our financial covenants contained in our Debt Agreement. On August 12, 2005, we entered into the Fourth Amendment (“Fourth Amendment”) to our Debt Agreement that modified among other things, the Minimum EBITDA and the Fixed Coverage Ratio, as defined. The Fourth Amendment required us to raise a minimum of $967,000 of net aggregate proceeds from the sale of equity capital. See Convertible Notes III per Note 8 below. The proceeds were required to be maintained in a deposit account (“Deposit Account”) with Merrill Lynch subject to permitted scheduled withdrawals to fund our working capital and operations. The account was pledged as collateral under the Debt Agreement and is subject to an Account Control Agreement between the Company, Capital Source, and Merrill Lynch. As of December 31, 2005 $0.2 million remained in the Deposit Account, which is included in current restricted cash in the accompanying consolidated balance sheet at December 31, 2005.

On November 1, 2005, we notified Capital Source that as of September 30, 2005, we were in default of our financial covenants to the Debt Agreement due to continued losses at our Business Services segment as we continue to replace revenues from a large client which was lost at the end of 2004.

On November 21, 2005, we entered into a forbearance agreement (the “Forbearance Agreement”) with Capital Source. The Agreement provides that Capital Source (a) forbear its right to accelerate collection of the full outstanding balance on the Debt Agreement, as amended, which rights arose from the Event of Default, and (b) maintain its discretionary right to continue to make available to the Company draws as provided under the Debt Agreement, until the Forbearance Termination Date of January 31, 2006.

On February 9, 2006, as a result of continued Events of Default under our Debt Agreement at October 31, 2005 and November 30, 2005, we entered into an amendment to the Forbearance Agreement which extended the termination date to February 14, 2006. On March 7, 2006, we entered into the Fifth Amendment to the Debt Agreement (“Fifth Amendment”) that modified among other things, the Minimum EBITDA, the Fixed Coverage Ratio, and added a Minimum Available Cash requirement of $0.25 million, as defined. In addition, it required a minimum of new capital raising of $2.5 million (“Convertible Debt IV”). See Note 8. The Fifth Amendment requires that $1.6 million of the proceeds from Convertible Debt IV will be maintained in the Deposit Account with Merrill Lynch subject to permitted monthly scheduled withdrawals between March 2006 and September 2006 to fund our working capital and operations. The Deposit Account was pledged as collateral under the Debt Agreement and is subject to an Account Control Agreement between the Company, Capital Source, and Merrill Lynch.

We expect to meet our short-term liquidity requirements through net cash provided by operations, the release of restricted cash as collateral under lease arrangement (see Note 3), borrowings under the Debt Agreement and proceeds raised from Convertible Debt IV. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

Aggregate annual principal maturities for indebtedness as of December 31, 2005 are as follows:

2006	$5,228,715
2007	412,374
2008	229,238
2009	19,439
2010	8,390

$5,898,156

8. CONVERTIBLE NOTES

In conjunction with our Debt Agreement, on July 15, 2003 (the “Effective Date”), we completed a private placement of $2.1 million of Convertible Notes and warrants (“Convertible Notes I) to purchase up to 1.05 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes I were used to fund working capital and operations. The Convertible Notes I have a 39 month term, bearing interest at a rate of 5% and are convertible after one year from the Effective Date of the Convertible Notes I into our common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing July 15, 2004. Interest on the Convertible Notes I is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due under our Debt Agreement have been paid or (ii) Capital Source has consented to the payment. During 2004 and 2005, warrants to purchase 920,000 and 55,000, respectively shares of the Company’s common stock were exercised for cash proceeds of $9,200 and $550, respectively. At December 31, 2005, warrants to purchase 75,000 shares of common stock remained outstanding.

On August 24, 2004, we filed a registration statement on Form S-3 to permit a public offering and sale of shares of common stock into which the Convertible Notes I are convertible, and of the shares of common stock issueable upon exercise of the warrants. The registration statement was declared effective on September 7, 2004.

We have recorded a debt discount of approximately $1,281,000 consisting of the intrinsic value of the beneficial conversion option of $441,000 and the portion of the proceeds allocated to the warrants of $840,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the Convertible Notes I. The debt discount is being amortized over the contractual life of the Convertible Notes I as additional interest expense using the effective interest method. During 2005, 2004 and 2003, approximately $400,000, $381,000, and $168,000 respectively, of debt discount was amortized as interest expense.

On December 15, 2004, we completed a private placement of $1.15 million of Convertible Notes and warrants (“Convertible Notes II”) to purchase up to 1.15 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes II were used to fund working capital and operations. The Convertible Notes II have a 39 month term, bearing interest at a rate of 5% and are convertible beginning after one year from the Effective Date, as defined, of the Convertible Notes II into common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing December 15, 2005. Interest on the Convertible Notes II is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due under our Debt Agreement have been paid or (ii) Capital Source has consented to the payment. During 2005, warrants to purchase 10,000 shares of our common stock were exercised for cash proceeds of $100. At December 31, 2005, warrants to purchase 1,140,000 shares of our common stock remain outstanding.

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

We have recorded a debt discount of approximately $1,104,000 consisting of the intrinsic value of the beneficial conversion option of $494,500 and the portion of the proceeds allocated to the warrants of $609,500, using a Black-Scholes option pricing model, based on the relative fair values of the warrants and the Convertible Notes II. The debt discount is being amortized over the contractual life of the Convertible Notes II as additional interest expense using the effective interest method. During 2005 and 2004, approximately $322,000 and $13,000, respectively, of debt discount was amortized as interest expense.

Aggregate annual principal maturities for convertible debt, which is convertible into 3,250,000 shares of the Company’s common stock at the option of the note holder, as of December 31, 2005 are as follows:

2006	$2,100,000
2008	1,150,000

$3,250,000

On August 31, 2005, we completed a private placement for approximately $2.255 million of Convertible Notes (“Convertible Notes III”) and Warrants (“Warrants”) to Accredited Investors, as defined in the Securities Act of 1933, as amended. The Convertible Notes III includes an investment totaling $1,000,000 from certain members of the Company’s Board of Directors and executive management. The Convertible Notes III are convertible at a ratio of 2 shares of the Company’s common stock for each $1.00 invested. The Convertible Notes III were automatically convertible upon the Conversion Event, which is defined as that date upon which the majority of our common stockholders voted to amend the Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) of the Company, to increase the authorized shares of the Company’s common stock from 20 million to not less than 35 million. On August 25, 2005, by written consent, the stockholders holding a majority of the Company’s common stock approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 20 million to 40 million. As a result of the Conversion Event, on the August 31, 2005 closing date of the Convertible Notes III, the notes automatically converted into 4,510,000 shares of the Company’s common stock. The proceeds of the Convertible Notes III were used to fund the $967,000 Deposit Account described in Note 7 above, and the remainder is being used to fund working capital and operations.

Each holder of the Convertible Notes III received Warrants to purchase 2 shares of the Company’s common stock for each $1.00 invested. The Warrants, which are exercisable into an aggregate of 4,510,000 shares of the Company’s common stock, have an exercise price of $0.75 per share, a term of ten years, and are exercisable commencing upon the Vesting Date, which is defined as the completion of both (i) the date upon which the holder of the Warrant pays the purchase price for the Notes, and (ii) the date of the Conversion Event. As the Warrants were issued to investors whose Convertible Notes III automatically converted upon issuance to common stock, the Warrants represent a cost of capital. As of December 31, 2005, all Warrants issued in connection with the Convertible Notes III remain outstanding.

At December 31, 2005 and December 31, 2004, the unamortized balance of our debt discounts associated with Convertible Notes I and II issued for $3.25 million is approximately $1.10 million and $1.82 million, respectively.

Under the terms of registration rights granted to the holders of Convertible Notes II and III for the shares into which the notes are convertible, and shares into which the related warrants are exercisable, we have committed to take all reasonable efforts to file a registration statement to register and maintain registration such shares for a period of two years from the effective date of the registration statement.

On March 17, 2006, we completed the private placement of Convertible Debt IV, after receiving cash proceeds of approximately $2.5 million from Accredited Investors; as such term is defined in the Securities and Exchange Act of 1933, as amended, including approximately $0.5 million from certain members of the Company’s Board of Directors. The proceeds of the private placement will be used to fund working capital and operations. As of December 31, 2005, $1.0 million of such proceeds, which had been received by the Company under a subscription agreement, is included under Convertible Notes, net – long term in the accompanying consolidated balance sheet.

Each Holder of a Convertible Debt IV note may convert the note to Common Stock at a rate (2) shares per $1.00 invested. The notes have a term of thirty (36) months, with interest at 5.0% per month, and are convertible at any time prior to maturity.

9. PRIVATE PLACEMENT OF COMMON STOCK

On March 4, 2005, we sold and issued to accredited investors 1,000,000 shares of Access Worldwide Communications, Inc. common stock at a price per share of $1.00, via a Subscription Agreement, for an aggregate purchase price of approximately $1 million (the “Equity Placement”). The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to “accredited investors” under Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Of the 1,000,000 shares purchased, 150,000 shares were purchased by a member of the Company’s Board of Directors, and 42,500 shares of the 1,000,000 shares were issued to the Board member or a company affiliated with the Board member on behalf of the other participants as a broker fee. The 1,000,000 shares of common stock were issued on June 13, 2005.

On July 10, 2005, we amended the Equity Placement Subscription Agreement to include a provision for the issuance of warrants if we should raise additional capital within a year of the Subscription Agreement for a purchase price which is less than the $1.00 per share price. The exercise price of the warrants shall be that which provides for an average purchase price per share of our common stock that is similar to that of the purchase price of the additional capital raising.

As a result of the private placement of Convertible Notes III, on September 15, 2005, we issued warrants to purchase 1,000,000 shares of our common stock to the investors in Equity Placement pursuant to the Subscription Agreement. The warrants have an exercise price of $0.01 per share, a ten year term and vested upon the Conversion Event. All such warrants remain outstanding at December 31, 2005.

The warrants issued on September 15, 2005 have a fair value of approximately $740,000, measured using a Black-Scholes pricing model with the following assumptions: an expected life of 10 years, expected volatility of 108%, risk-free interest rate of 4.18%, and a 0% dividend yield. This amount has been recorded as a deemed dividend related to the warrants issued to the investors in the Equity Placement, and has been classified as such in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.

10. MANDATORILY REDEEMABLE PREFERRED STOCK

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

11. LOSS PER COMMON SHARE

The following is the computation of basic and diluted loss per common share:

	For the Years Ended December 31,
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
2005
Basic	$(5,420,724)	13,084,761	$(0.41)

Loss per share of common stock—diluted(1)	$(5,420,724)	13,084,761	$(0.41)

2004
Basic	$(1,411,033)	10,008,271	$(0.14)

Loss per share of common stock—diluted(1)	$(1,411,033)	10,008,271	$(0.14)

2003:
Basic	$(11,640,540)	9,740,418	$(1.20)

Loss per share of common stock—diluted	$(11,640,540)	9,740,418	$(1.20)

(1)	Due to our net loss for 2005, 2004 and 2003, common stock equivalents for convertible debt, outstanding stock options and warrants to purchase 11,539,006, 5,898,365 and 4,457,300 shares of common stock, respectively, were excluded from the computation of diluted net loss per common stock because they were anti-dilutive.

12. STOCK OPTION PLAN

As of December 31, 2005, 2004 and 2003, there were 464,994, 660,635 and 621,700, respectively, stock options available for issuance. A summary of the status of the Plan as of December 31, 2005, 2004 and 2003 and changes during the years then ended is presented below:

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,268,365	$0.66	1,307,300	$0.68	1,037,150	$0.74
Granted	337,000	0.79	238,000	0.66	390,000	0.70
Exercised	14,500	0.48	38,002	0.53	500	0.46
Forfeited	126,859	0.80	238,933	0.77	119,350	1.27

Outstanding at end of year	1,464,006	0.68	1,268,365	0.66	1,307,300	0.68

Options exercisable at end of Year	609,415		447,255		294,677

Weighted-average fair value of options granted during the year		$0.63		$0.52		$0.62

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.25-$0.93	1,438,406	7.5	$0.64	583,815	$0.60
$1.25-$2.38	22,500	3.9	1.61	22,500	1.61
$9.00-$12.00	3,100	2.0	11.03	3,100	11.03

$0.25-$12.00	1,464,006	7.4	$0.68	609,415	$0.69

13. RELATED PARTY TRANSACTIONS

Consulting Agreements and Other Services

In July 2002, we entered into consulting agreement (“Consulting Agreement”) with a Board member. The Board member agreed to serve as Interim President and CEO of AM Medica on a month-to-month basis with 30 days written notice required for cancellation. The Consulting Agreement was terminated on June 30, 2003. We paid $70,000 in consulting fees under the Consulting Agreement during the year ended December 31, 2003.

On October 1, 2003 we entered into a consulting agreement with a Board member who was also the CEO of our TMS division and a subordinated promissory note holder. For the periods ended December 31, 2005, 2004, and 2003, we paid $24,000, $72,000 and $133,000, respectively, for services under this consulting agreement. The Board member resigned from the CEO position in 2004 and did not stand for re-election to the Board of Directors in 2005. Also during 2004, the October 31, 2003 consulting agreement was terminated and replaced by an alternative consulting agreement dated November 11, 2004. In November of 2005 we provided the former Board member with thirty (30) days notice that his consulting agreement was being terminated.

During 2004, we paid $15,500 for moderating services to New Dawn Medical Moderator, which was owned by the spouse of the Chief Operating Officer of TMS at the time.

During the first quarter of 2005, we entered into a Consulting Agreement with a member of our board of directors to provide consulting services with regard to all matters and activities we are performing in the Philippines. The Consulting Agreement provides among other things (i) a term through February 29, 2008 with an option to renew on a month-by-month basis thereafter, (ii) the payment of US $5,000 a month for the remainder of the term, (iii) a designated percent commission on all Qualifying Sales as defined in the Consulting Agreement throughout the remainder of the term, and (iv) a one-time issuance of a stock option to purchase 50,000 shares of the Company’s common stock, at an exercise price of $0.79 per share (the closing market price at the date of grant), with a term of ten years, and a five year vesting schedule.

Office Space

In 2005, the Chief Executive Officer of Access vacated his Greenwich, Connecticut office space and moved to our New York office. For the periods ended December 31, 2004 and 2003, we paid $16,000 for the office space in Greenwich, Connecticut.

On March 29, 2005, we entered into an operating lease agreement for our communications center in the Philippines from a realty company that is majority owned by the immediate family of a member of our board of directors. The lease has a term of five years with the minimum rent payments of approximately $20,000 per month. Additionally, at December 31, 2005, we have approximately US $69,000 of cash in a Philippines bank account with a bank that is also majority owned by the immediate family of a member of our board of directors.

Capital Financing

In conjunction with our Third Amendment to the Debt Agreement dated November 12, 2004, we issued warrants to purchase 100,000 shares of the Company’s common stock to the Company’s Chief Executive Officer in return for a $1.0 million personal guarantee on our Debt Agreement. See Note 7.

The Board of Directors and certain executive management participated in our capital raisings for Convertible Debt I, II, and III and invested $950,000, $750,000, and $1,000,000, respectively. In addition, a greater than 5% shareholder has invested $25,000 and $75,000 in the Convertible Notes I and Convertible Notes II, respectively. At December 31, 2005, we received $1,000,000 in proceeds from a member of our Board of Directors related to Convertible Debt IV. See Note 8.

In accordance with the July 10, 2005 amendment to the March 4, 2005 Subscription Agreement for the private placement of our common stock, we issued warrants to purchase 1,000,000 shares of our common stock to those investors, including a warrant to purchase 192,500 shares issued to a member of the our Board of Directors who participated in the March 4, 2005 private placement. See Note 9.

14. DEFINED CONTRIBUTION PLANS

We have defined contribution employee benefit plans which cover substantially all of our employees. We may make discretionary contributions to our plans. During the years ended December 31, 2005, 2004 and 2003, no amounts were contributed to the plans.

15. COMMITMENTS AND CONTINGENCIES

Employment Agreements

In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2008, certain of whom are our stockholders. The employment agreements have terms up to three years and require annual base salary payments of $1,029,000 and bonus amounts of up to $367,000 per year.

Legal Proceedings

The Company is involved in a variety of proceedings that arise from time to time in the ordinary course of its business. We are involved in legal actions arising in the ordinary course of business. We believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows except for the following:

On September 10, 2004, Ivelisse Lamboy (the “Plaintiff”), a former employee with AM Medica, filed suit against us in the Supreme Court of New York, County of Bronx for wrongful termination and breach of an employment agreement. The Plaintiff was seeking $0.5 million in damages which she claimed was equal to 10 years of employment. We believed the claims asserted had no legal basis and defended our position. On December 14, 2005, we were granted summary judgment by the court and the case was dismissed.

Operating Leases

We lease office space and operating equipment under non-cancelable operating leases with terms ranging from two to ten years and expiring at various dates through April 2011. Rent expense from continuing operations under operating leases was approximately $2,788,000, $2,549,000 and $3,049,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Aggregate minimum annual rentals under the operating leases as of December 31, 2005 are as follows:

2006	$2,760,000
2007	2,547,000
2008	1,527,000
2009	1,051,000
2010	949,000
Thereafter	287,000

$9,121,000

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates their fair value. The fair value of our long-term debt including capital lease obligations and Convertible Notes I and II is determined by calculating the present value of expected future cash outlays associated with our debt instruments. The discount rate used is equivalent to the current rate offered to us for debt of the same maturities at December 31, 2005. The fair value of the Company’s long-term indebtedness approximates the carrying value thereof.

17. SEGMENTS

Our reportable segments are strategic business units that offer different products and services to different industries in the United States and the Philippines.

Our reportable segments through December 31, 2005 were as follows:

•	Pharmaceutical Services Segment—provides outsourced services to the medical and pharmaceutical industry. The Pharmaceutical Services Segment consists of two business units: TMS and AM Medica Group.

•	Business Services Segment—provides business and consumer and multilingual telemarketing services to the telecommunications, consumer products, insurance and financial services industries. The Business Services Segment consists of two business units: TelAc and AWWC Philippines.

Our accounting policies for these segments are the same as those described in Note 2, Significant Accounting Policies. In addition, we evaluate the performance of our segments and allocate resources based on gross margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income (loss). The tables below present information about our reportable segments for our continuing operations used by our chief operating decision-maker as of and for the years ended December 31, 2005, 2004, and 2003.

	Pharmaceutical Services	Business Services	Segment Total	Corporate	Total
2005:
Revenues (2)	$24,475,797	$14,445,930	$38,921,727	$—	$38,921,727
Gross profit	11,492,904	5,060,619	16,553,523	—	16,553,523
Income (loss) from operations	3,227,684	(3,786,794)	(559,110)	(2,363,110)	(2,922,220)
EBITDA (3)	3,766,926	(2,910,007)	856,919	(2,344,189)	(1,487,270)
Depreciation and amortization expense – property and equipment	539,242	876,787	1,416,029	18,921	1,434,950
Total assets (2)	6,972,631	6,952,722	13,925,353	2,337,476	16,262,829

2004:
Revenues	$25,108,474	$22,358,522	$47,466,996	$—	$47,466,996
Gross profit	11,912,531	8,095,552	20,008,083	—	20,008,083
Income (loss) from operations	3,792,170	(341,577)	3,450,593	(3,548,005)	(97,412)
EBITDA (3)	4,324,873	262,124	4,586,997	(3,432,763)	1,154,234
Depreciation and amortization expense – property and equipment	532,703	603,701	1,136,404	115,242	1,251,646
Total assets	7,609,461	8,428,427	16,037,888	(28,177)	16,009,711

2003:
Revenues	$22,834,359	$28,249,662	$51,084,021	$—	$51,084,021
Gross profit	7,609,208	10,391,246	18,000,454	—	18,000,454
(Loss) income from operations (1)	(9,068,413)	1,718,620	(7,349,793)	(3,484,644)	(10,834,437)
EBITDA (1) (3)	(8,563,389)	2,714,660	(5,848,729)	(3,365,076)	(9,213,805)
Depreciation and amortization expense – property and equipment	393,980	996,040	1,390,020	119,568	1,509,588
Amortization expense	111,044	—	111,044	—	111,044
Total assets	6,628,104	9,927,725	16,555,829	2,923,124	19,478,953

(1)	(Loss) income from operations and EBITDA for the Pharmaceutical Segment includes an $8,951,856 impairment of intangible assets for 2003.

(2)	During the later part of 2005, we began operations at our AWWC Philippines business unit, which is located in Manila, Philippines, and is included in our Business Services Segment. At December 31, 2005, the net carrying value of our long-lived assets located in the Philippines, which included furniture, equipment and leasehold improvements, was approximately $2,219,000. During 2005 revenues from external customers generated in the Philippines was approximately $593,000.
(3)	We believe that earnings before interest, income taxes, depreciation and amortization (EBITDA) is a useful financial metric to assess our operating performance before the impact of investing and financing transactions and income taxes. It also facilitates comparison between us and our competitors. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods because it eliminates depreciation and amortization expense attributable to capital expenditures. The use of EBITDA has certain limitations. Our presentation of EBITDA may be different from the presentation used by other companies and therefore comparability may be limited. Depreciation expense for various long-term assets, interest expense, income taxes and other items have been and will be incurred and are not reflected in the presentation of EBITDA. Each of these items should also be considered in the overall evaluation of our results. Additionally, EBITDA does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. We compensate for these limitations by providing the relevant disclosure of our depreciation, interest and income tax expense, capital expenditures and other items both in our reconciliations to the GAAP financial measures and in our consolidated financial statements, all of which should be considered when evaluating our performance. The term EBITDA is not defined under accounting principles generally accepted in the United States, or U.S. GAAP, and EBITDA is not a measure of net income, operating income, operating performance or liquidity presented in accordance with U.S. GAAP. When assessing our operating performance, you should not consider this data in isolation, or as a substitute for, our net loss, loss from operations or any other operating performance measure that is calculated in accordance with U.S. GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as we do. A reconciliation of net loss, the most directly comparable U.S. GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

Years Ended December 31,	2005	2004	2003
Net loss	$(4,680,724)	$(1,411,033)	$(11,640,540)
Interest expense, net	1,758,504	1,313,621	1,352,307
Income tax benefit	—	—	(546,204)
Depreciation and amortization expense	1,434,950	1,251,646	1,620,632

EBITDA	$(1,487,270)	$1,154,234	$(9,213,805)

(a)(3) Exhibits

Index to Exhibits

Exhibit Number
2(a)	Agreement and Plan of Merger, dated as of December 6, 1996, by and between the Company and TelAc, Inc. (incorporated by reference to Exhibit 2(a) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(b)	Recapitalization and Investment Agreement, dated December 6, 1996, by and among Telephone Access, Inc., the shareholders of Telephone Access, Inc., Abbingdon Venture Partners Limited Partnership (“Abbingdon-I”), Abbingdon Venture Partners Limited Partnership-II (“Abbingdon-II”) and Abbingdon Venture Partners Limited Partnership-III (“Abbingdon-III”) (incorporated by reference to Exhibit 2(b) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(c)	Agreement of Purchase and Sale, dated as of January 1, 1997, by and among TeleManagement Services, Inc., Lee H. Edelstein and TLM Holdings Corp. (incorporated by reference to Exhibit 2(c) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(d)	Agreement of Purchase and Sale, dated as of September 1, 1997, by and among Hispanic Market Connections, Inc., M. Isabel Valdes and the Company (incorporated by reference to Exhibit 2(d) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(e)	Agreement of Purchase and Sale, dated as of October 1, 1997, by and among Phoenix Marketing Group, Inc., Douglas Rebak, Joseph Macaluso and the Company (incorporated by reference to Exhibit 2(e) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

2(f)	Agreement of Purchase and Sale, dated as of October 24, 1998, by and among AM Medica Communications, Ltd., Ann Holmes and the Company (incorporated by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated October 24, 1998).

3(a)	Amended and Restated Certificate of Incorporation of the Company, as amended to date (incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

3(b)	By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

3(c)	Certificate of Ownership and Merger of Access Worldwide Communications, Inc. into the Company (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for year ended December 31, 1998).

4(a)*	The Company’s 1997 Stock Option Plan (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

4(b)	Preferred Stock, Series 1998 Agreement by and between the Company and Abbingdon-I and Abbingdon-II (incorporated by reference to Exhibit 4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(a)	Credit Agreement, dated April 9, 1998, by and among the Company, NationsBank, National Association and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

10(b)	Credit Agreement, dated March 12, 1999, by and among the Company, certain subsidiaries of the Company as guarantors, NationsBank, N.A., as lender and agent and the other lenders party thereto (incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(c)	6% Convertible Subordinated Promissory Note of the Company, dated October 17, 1997, payable to the order of Phoenix Marketing Group, Inc. (incorporated by reference to Exhibit 10(i) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(d)	6% Redeemable Subordinated Promissory Note of the Company, dated October 17, 1997, payable to the order of Phoenix Marketing Group, Inc. (incorporated by reference to Exhibit 10(j) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(e)	Stock Purchase Agreement, dated December 6, 1996, by and between the Company and John E. Jordan (incorporated by reference to Exhibit 10(k) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(f)	Stock Purchase Agreement, dated January 15, 1997, between TLM Holdings Corp. and Lee H. Edelstein (incorporated by reference to Exhibit 10(l) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(g)	Stock Purchase Agreement, dated April 1, 1997, by and between the Company and John Fitzgerald (incorporated by reference to Exhibit 10(m) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(h)*	Employment Agreement, dated December 6, 1996, by and between the Company and John E. Jordan (incorporated by reference to Exhibit 10(n) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(i)*	Employment Agreement, dated January 15, 1997, by and between TLM Holdings Corp. and Lee Edelstein (incorporated by reference to Exhibit 10(o) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(j)*	Employment Letter Agreement, dated April 1, 1997, by and between the Company and John Fitzgerald (incorporated by reference to Exhibit 10(p) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(k)*	Employment Agreement, dated August 1, 1997, by and between the Company and Michael Dinkins (incorporated by reference to Exhibit 10(q) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(l)*	Employment Agreement, dated October 17, 1997, by and between the Company and Douglas Rebak (incorporated by reference to Exhibit 10(r) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(m)	Agreement, effective January 1, 1997, by and between the Company and Sprint United Management Company, together with contract orders related thereto (incorporated by reference to Exhibit 10(s) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(n)	Database Licensee Agreement for the AMA Physician Professional Data, effective January 1, 1996, between the Company and the American Medical Association (incorporated by reference to Exhibit 10(t) to the Company’s Registration Statement on Form S-1 (Registration No. 333-38845) filed with the Commission on October 27, 1997).

10(o)	6.5% Subordinated Promissory Note of the Company, dated October 24, 1998, payable to the order of Ann Holmes (incorporated by reference to Exhibit 2(b) to the Company’s Current Report on Form 8-K dated October 24, 1998).

10(p)*	Employment Agreement, dated October 24, 1998, by and between the Company and Ann Holmes (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated October 24, 1998).

10(q)*	Employment Agreement, dated January 15, 1997, by and between TLM Acquisition Corp. (a subsidiary of the Company) and Mary Sanchez (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

10(r)*	Employment Agreement, dated September 24, 1997, by and between the Company and M. Isabel Valdes (incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10(s)*	Employment Agreement between the Company and Michael Dinkins (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(t)*	Severance Arrangement/Closing Inducement between the Company and Richard Lyew (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(u)*	Severance Arrangement/Closing Inducement between the Company and John Hamerski (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(v)*	Severance Arrangement/Closing Inducement between the Company and Mary Sanchez (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(w)*	Severance Arrangement/Closing Inducement between the Company and Andrea Greenan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10(x)	Amendment Agreement and Waiver to Credit Agreement, dated April 14, 2000, by and among the Company, certain subsidiaries of the Company as guarantors, Bank of America, N.A., successor to NationsBank, N.A., as lender and agent and the other lenders party (incorporated by reference to Exhibit 10(x) to the Company’s Annual Report on Form10-K for the year ended December 31, 1999).

10(y)*	Consultant Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(z)	Amendment to Subordinated Promissory Notes of the Company, dated April 14, 2000, payable to the order of Ann Holmes (incorporated by reference to Exhibit 10(z) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(aa)	Amendment to Note Subordination Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(aa) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(bb)	Amendment to Contingent Subordination Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(cc)	Amendment to Agreement of Purchase and Sale, dated April 14, 2000, by and among AM Medica Communications, Ltd., Ann Holmes and the Company (incorporated by reference to Exhibit 10(cc) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(dd)	Amendment to Subordinated Security Agreement, dated April 14, 2000, between the Company and Ann Holmes (incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(ee)	Amendment to Subordinated Promissory Note of the Company, dated April 4, 2000, payable to the order of Lee Edelstein (incorporated by reference to Exhibit 10(ee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(ff)	Amendment to Agreement of Purchase and Sale, dated April 14, 2000, by and among TeleManagement Services, Inc., Lee Edelstein and the Company (incorporated by reference to Exhibit 10(ff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10(gg)	Asset Purchase Agreement, dated May 15, 2000, between Merkafon International Ltd. and AWWC Texas I Limited Partnership (incorporated by reference to Exhibit 10(gg) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10(hh)*	Employment Agreement, dated December 5, 2000, by and between the Company and John Hamerski (incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10(ii)	Fourth Amendment and Waiver Agreement, dated April 3, 2001, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(ii) to the Company’s Form 8-K filed on April 12, 2001).

10(jj)	Common Stock Purchase Warrant (incorporated by reference to Exhibit 10(jj) to the Company’s Form 8-K filed on April 12, 2001).

10(kk)	Registration Rights Agreement, dated April 3, 2001, among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(kk) to the Company’s Form 8-K filed on April 12, 2001).

10(ll)	Warrant Escrow Agreement, dated April 3, 2001, among the Company and Bank of America, N.A., as agent for the Lenders named within and Investors Title Accommodation Corporation, as escrow agent (incorporated by reference to Exhibit 10(ll) to the Company’s Form 8-K filed on April 12, 2001).

10(mm)	Press release of Access Worldwide, dated April 9, 2001 (incorporated by reference to Exhibit 10(mm) to the Company’s Form 8-K filed on April 12, 2001).

10(nn)*	Form of Option Plan Agreement (incorporated by reference to Exhibit 10(nn) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10(oo)	Asset Purchase Agreement, dated December 19, 2002, by and between Phoenix Marketing Group (Holdings), Inc. and Access Worldwide Communications, Inc., as Seller, and Express Scripts, Inc. as Buyer, (incorporated by reference to Appendix A to Access Worldwide’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 15, 2002).

10(pp)	Fifth Amendment and Waiver Agreement, dated February 22, 2002, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(pp) to the Company’s Form 8-K filed on February 25, 2002).

10(qq)	Sixth Amendment and Waiver Agreement, dated April 5, 2002, to the Credit Agreement dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 10(qq) to the Company’s Form 10-K filed on April 12, 2002).

10 (rr)*	Employment Agreement, dated March 4, 2002, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10 (rr) to the Company’s Form 10-K filed on May 16, 2002).

10 (ss)*	Employment Agreement, dated March 30, 2002, by and between the Company and Shawkat Raslan (incorporated by reference to Exhibit 10 (ss) to the Company’s Form 10-K filed on May 16, 2002).

10 (tt)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – June 30, 2002 (incorporated by reference to Exhibit 10 (tt) to the Company’s Form 10-Q filed on August 9, 2002).

10 (uu)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – June 30, 2002 (incorporated by reference to Exhibit 10 (uu) to the Company’s Form 10-Q filed on August 9, 2002).

10 (xx)	Press release of Access Worldwide, dated April 3, 2003 (incorporated by reference to Exhibit 10 (vv) to the Company’s 8-K filed on April 3, 2003.

10 (vv)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – September 30, 2002 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on November 5, 2002).

10 (ww)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – September 30, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q filed on November 5, 2002).

10 (xx)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – December 31, 2002).

10 (yy)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – December 31, 2002).

10 (zz)	Seventh Amendment and Waiver Agreement, dated April 29, 2003, to the Credit Facility dated March 12, 1999 among the Company and Bank of America, N.A. as agent for the Lenders named within (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on May 1, 2003).

10 (aaa)*	Amendment to Employment Agreement, dated March 4, 2002, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10(xx) to the Company’s Form 10-Q filed on May 14, 2003.

10 (bbb)*	Third Amendment to the Consulting Agreement, dated June 24, 1999, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10(yy) to the Company’s Form 10-Q filed on May 14, 2003.

10 (ccc)*	Assignment of Consulting Agreement, dated June 24, 1999, by and between the Company and Lee Edelstein (incorporated by reference to Exhibit 10(zz) to the Company’s Form 10-Q filed on May 14, 2003.

10 (ddd)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – March 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on May 14, 2003).

10 (eee)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – March 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-Q filed on May 14, 2003).

10 (fff)	Revolving Credit, Term Loan and Security Agreement, between Access Worldwide Communications, Inc., a Delaware Corporation (“Parent”), Ash Creek, Inc., a Delaware corporation (Ash”), AWWC New Jersey Holdings, Inc., a Delaware corporation (“AWWC”), Telemanagement Services, Inc., a Delaware corporation (“Telemanagement”), and TLM Holdings Corp., a Delaware corporation (“TLM”), individually and collectively, the Borrower”), and CapitalSource Finance LLC, a Delaware limited liability company (the “Lender”) (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on June 13, 2003.

10 (ggg)	Term Loan between Access Worldwide Communications, Inc., a Delaware corporation (“Parent”), Ash Creek, Inc., a Delaware corporation (Ash”), AWWC New Jersey Holdings, Inc., a Delaware corporation (“AWWC”), Telemanagement Services, Inc., a Delaware corporation (“Telemanagement”), and TLM Holdings Corp., a Delaware corporation (“TLM”), individually and collectively, the Borrower”), and CapitalSource Finance LLC, a Delaware limited liability company (the “Lender”) (incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed on June 13, 2003.

10 (hhh)	Revolving Note between Access Worldwide Communications, Inc., a Delaware corporation (“Parent”), Ash Creek, Inc., a Delaware corporation (Ash”), AWWC New Jersey Holdings, Inc., a Delaware corporation (“AWWC”), Telemanagement Services, Inc., a Delaware corporation (“Telemanagement”), and TLM Holdings Corp., a Delaware corporation (“TLM”), individually and collectively, the Borrower”), and CapitalSource Finance LLC, a Delaware limited liability company (the “Lender”) (incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed on June 13, 2003.

10 (iii)	First Amendment to the Revolving Credit, Term Loan and Security Agreement with CapitalSource Finance, LLC, dated August 11, 2003 (incorporated by reference to Exhibit 10(aaa) to the Company’s Form 10-Q filed on August 14, 2003).

10 (jjj)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 to the Company’s Form 10-Q filed on August 14, 2003).

10 (kkk)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 to the Company’s Form 10-Q filed on August 14, 2003).

10 (lll)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – June 30, 2003 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on August 14, 2003).

10 (mmm)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – June 30, 2003 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on August 14, 2003).

10 (nnn)	Press release of Access Worldwide, dated May 13, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 13, 2003.

10 (ooo)	Press release of Access Worldwide, dated August 13, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on August 18, 2003.

10 (ppp)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 to the Company’s Form 10-Q filed on November 14, 2003).

10 (qqq)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 to the Company’s Form 10-Q filed on November 14, 2003).

10 (rrr)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – September 30, 2003 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on November 14, 2003).

10 (sss)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – September 30, 2003 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on November 14, 2003).

10 (ttt)	Press release of Access Worldwide, dated November 17, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on November 14, 2003.

10 (uuu)	Letter from PWC to the Company dated December 11, 2003 (incorporated by reference to Exhibit 16 to the Company’s 8-K filed on December 12, 2003.

10 (vvv)	Second Amendment to the Revolving Credit, Term Loan and Security Agreement dated November 12, 2003

10 (www)*	Consulting Agreement, dated October 1, 2003, by and between Access Worldwide Communications, Inc. and Lee Edelstein.

10 (xxx)*	Employment Agreement, dated January 21, 2004, by and between Access Worldwide Communications, Inc. and Richard Lyew (Incorporated by reference to Exhibit 10(xxx) to the Company’s Form 10-Q filed on March 31, 2004).

10 (yyy)*	Employment Agreement, dated January 18, 2004, by and between Access Worldwide Communications, Inc. and Ted Jordan (Incorporated by reference to Exhibit 10(yyy) to the Company’s Form 10-Q filed on March 31, 2004).

10 (zzz)*	Employment Agreement, dated January 20, 2004, by and between Access Worldwide Communications, Inc. and Georges André (Incorporated by reference to Exhibit 10(zzz) to the Company’s Form 10-Q filed on March 31, 2004).

10 (aaaa)*	Employment Agreement, dated January 1, 2004, by and between Access Worldwide Communications, Inc. and Guy Amato (Incorporated by reference to Exhibit 10(aaaa) to the Company’s Form 10-Q filed on March 31, 2004).

10 (bbbb)	Press release of Access Worldwide dated January 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8K filed on February 4, 2004 announcing the approval of BDO Seidman, LLP as the Company’s Independent Accountants.

10 (cccc)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – March 31, 2004 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on May 5, 2004).

10 (dddd)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – March 31, 2004 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on May 5, 2004).

10 (eeee)*	Employment Agreement, dated March 30, 2004, by and between Access Worldwide Communications, Inc. and Shawkat Raslan (Incorporated by reference to Exhibit 10(eeee) to the Company’s Form 10-K filed on March 31, 2005).

10 (ffff)	Press release of Access Worldwide, dated May 5, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 5, 2004.

10 (gggg)	Press release of Access Worldwide, dated June 23, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8K filed on June 23, 2004 announcing the addition of Michael Dornemann to the Board of Directors.

10 (hhhh)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – June 30, 2004 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on August 9, 2004).

10 (iiii)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – June 30, 2004 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on August 9, 2004).

10 (jjjj)	Press release of Access Worldwide, dated July 1, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8K filed on July 1, 2004 announcing the elevation of Richard Lyew to Executive Vice President and Chief Financial Officer.

10 (kkkk)	Press release of Access Worldwide, dated August 9, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on August 9, 2004.

10 (llll)*	Employment Agreement, dated September 10, 2004, by and between Access Worldwide Communications, Inc. and Stedman Stevens (Incorporated by reference to Exhibit 10(kkkk) to the Company’s Form 10-K filed on March 31, 2005).

10 (mmmm)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – September 30, 2004 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on November 15, 2004).

10 (nnnn)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – September 30, 2004 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on November 15, 2004).

10 (oooo)	Press release of Access Worldwide, dated November 15, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on November 16, 2004.

10 (pppp)	Third Amendment to the Revolving Credit, Term Loan and Security Agreement dated November 12, 2004 (Incorporated by reference to Exhibit 10(pppp) to the Company’s Form 10-K filed on March 31, 2005).

10(qqqq)	5% Convertible Promissory Note, dated December 15, 2004, by and between Company and Holder (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on March 7, 2005).

10(rrrr)	Warrant Certificate, dated December 15, 2004, by and between Company and Holder (incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed on March 7, 2005).

10(ssss)	Consulting Agreement, dated February 9, 2005, by and between Access Worldwide Communications, Inc. and Alfonso Yuchengco, III (Incorporated by reference to Exhibit 10(gggg) to the Company’s Form 10-Q filed on May 16, 2005).

10(tttt)	Subscription Agreement, dated March 4, 2005, by and between the Company and Holder (Incorporated by reference to Exhibit 10(dddd) to the Company’s Form 10-Q filed on May 16, 2005).

10(uuuu)	Lease Agreement, dated March 29, 2005, by and between RCBC Realty Corporation and Access Worldwide (AWWC) Philippines, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on April 1, 2005).

10(vvvv)	Press Release of Company announcing fourth quarter 2004 earnings, dated March 31, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on April 1, 2005).

10(wwww)	Fourth Amendment to the Revolving Credit, Term Loan and Security Agreement dated August 12, 2005 (Incorporated by reference to Exhibit 10(hhhh) to the Company’s Form 10-Q filed on August 15, 2005).

10(xxxx)	Press release of Access Worldwide, dated May 16, 2005 (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 18, 2005).

10(yyyy)	Press release of Access Worldwide, dated August 15, 2005 (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on August 31, 2005).

10(zzzz)	Press release of Access Worldwide, dated November 21, 2005 (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on November 21, 2005).

10(aaaaa)	Fifth Amendment to the Revolving Credit, Term Loan and Security Agreement dated March 7, 2006.

23.1	Consent of BDO Seidman, LLP

24	Powers of Attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

*	Management contract or compensatory plan or arrangement.