Form 10-Q
period 2006-03-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2006-05-22
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006
Common Stock, $0.01 par value per share	17,420,539 shares

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (Unaudited)	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$831,394	$1,755,926
Restricted cash	1,522,000	314,000
Accounts receivable, net of allowance for doubtful accounts of $43,924 and $61,994, respectively	7,933,607	7,297,583
Unbilled receivables	163,623	228,083
Other assets, net	1,026,672	785,257

Total current assets	11,477,296	10,380,849

Property and equipment, net	4,784,437	5,025,158
Restricted cash	466,000	466,000
Other assets, net	303,284	390,822

Total assets	$17,031,017	$16,262,829

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT

Current liabilities:
Current portion of indebtedness	$5,388,865	$4,876,381
Current portion of indebtedness - related parties	352,334	352,334
Accounts payable	2,042,763	1,878,856
Accrued expenses	1,677,423	2,204,267
Grants payable	50,000	80,000
Accrued salaries, wages and related benefits	1,150,342	736,797
Customer deposits	1,172,703	1,084,378
Convertible Notes, net	1,871,836	1,768,584
Deferred revenue	1,050,619	1,435,619
Accrued interest and other related party expenses	56,714	59,512

Total current liabilities	14,813,599	14,476,728

Long-term portion of indebtedness	578,706	669,441
Other long-term liabilities	780,817	796,418
Convertible Notes, net	2,963,477	1,380,564
Mandatorily redeemable preferred stock, $0.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	23,136,599	21,323,151

Commitments and contingencies

Common stockholders’ deficit:
Common stock, $0.01 par value: voting: 40,000,000 shares authorized; 17,183,039 and 16,616,219 shares issued and outstanding, respectively	171,830	166,162
Additional paid-in capital	70,496,565	70,389,446
Accumulated deficit	(76,773,977)	(75,602,730)
Deferred compensation	—	(13,200)

Total common stockholders’ deficit	(6,105,582)	(5,060,322)

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ deficit	$17,031,017	$16,262,829

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2006	2005
Revenues	$9,989,395	$10,350,794
Cost of revenues	5,769,699	5,509,473

Gross profit	4,219,696	4,841,321
Selling, general and administrative expenses	4,923,284	5,022,344

Loss from operations	(703,588)	(181,023)
Interest income	19,070	6,502
Interest expense – related parties	(22,937)	(23,763)
Interest expense	(463,792)	(371,597)

Net loss	$(1,171,247)	$(569,881)

Basic loss per share of common stock	$(0.07)	$(0.05)

Weighted average common shares outstanding	16,889,039	11,177,052

Diluted loss per share of common stock	$(0.07)	$(0.05)

Weighted average common shares outstanding	16,889,039	11,177,052

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2005	16,616,219	$166,162	$70,389,446	$(75,602,730)	$(13,200)	$(5,060,322)
Common stock warrants exercised	441,000	4,410	—	—	—	4,410
Common stock issued for services	125,820	1,258	99,992	—	—	101,250
Reversal of intrinsic value of deferred compensation	—	—	(13,200)	—	13,200	—
Share based compensation expense	—	—	20,327	—	—	20,327
Net loss	—	—	—	(1,171,247)	—	(1,171,247)

Balance, March 31, 2006	17,183,039	$171,830	$70,496,565	$(76,773,977)	$—	$(6,105,582)

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2006	2005
Cash flows from operating activities:
Net loss	$(1,171,247)	$(569,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407,065	322,983
Amortization of deferred financing costs	24,606	19,850
Amortization of deferred compensation	2,625	2,176
Accretion of discount on Convertible Notes	186,165	176,700
Allowance for doubtful accounts	(18,070)	(69,667)
Share based compensation expense	20,327	—
Changes in operating assets and liabilities:
Accounts receivable	(617,954)	(1,001,475)
Unbilled receivables	64,460	(1,481,885)
Other assets	(146,107)	(283,247)
Accounts payable, grants payable and accrued expenses	(408,538)	(2,032,790)
Accrued salaries, wages and related benefits	413,545	142,221
Accrued interest and related party expenses	(2,798)	82,181
Deferred revenue and customer deposits	(296,675)	1,388,802

Net cash used in operating activities	(1,542,596)	(3,304,032)

Cash flows from investing activities:
Additions to property and equipment	(166,344)	(164,364)
Increase in restricted cash	(1,208,000)	—

Net cash used in investing activities	(1,374,344)	(164,364)

Cash flows from financing activities:
Payments on capital leases	(71,675)	(31,743)
Proceeds from exercise of common stock options and warrants	105,660	2,760
Common stock subscriptions	—	1,000,000
Net borrowings under Debt Agreement	390,411	1,567,438
Proceeds from insurance financing	103,012	149,089
Loan origination fees	(35,000)	—
Proceeds from issuance of Convertible Notes	1,500,000	—

Net cash provided by financing activities	1,992,408	2,687,544

Net decrease in cash and cash equivalents	(924,532)	(780,852)
Cash and cash equivalents, beginning of period	1,755,926	2,570,546

Cash and cash equivalents, end of period	$831,394	$1,789,694

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1. BASIS OF PRESENTATION, LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Through our outsourced marketing services, we provide a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries through our operating subsidiaries in two business segments – Pharmaceutical Services and Business Services. Please refer to Note 9 regarding our business segments.

In our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for presentation of a complete set of financial statements. The balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Access Worldwide Communications, Inc. and our financial statements, the condensed interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, which are included in our 2005 Annual Report on Form 10-K, filed on April 17, 2006.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. At March 31, 2006, we had an accumulated deficit of $76.8 million, and we had recurring losses from operations of $0.7 million for the three months ended March 31, 1006.

A portion of the loss experienced in the first quarter of 2006 is due to continuation of the lengthy period it is taking us to replace $4.0 million of revenues from a long standing client. The lengthy period continues to be a strain on cash flow and our liquidity such that for the first quarter of 2006 we used $1.5 million to fund operations. These funds were provided by cash and cash equivalents, release of restricted cash, borrowings under our debt agreement, and partially from proceeds of a private debt placement totaling $2.5 million, which was completed on March 17, 2006.

As a result, we continue to focus on our business development, where the team continues to build our revenue pipeline. Management continues to see improvements in the revenue pipeline and believes that building a more robust pipeline is an achievable task for the current business development team.

On May 18, 2006, we entered into the Sixth Amendment to our Debt Agreement which provided an Overadvance of $1.5 million. In conjunction with the Sixth Amendment, we have received an executed commitment letter from Charles Weil, a member of our board of directors and stockholder of the Company, to provide us with a subordinated unsecured loan of $2.0 million expected to close on or before June 1, 2006. The proceeds from this subordinated unsecured loan will be used to repay the Overadvance and fund operations.

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

Our primary sources of liquidity consist of cash and cash equivalents, release of restricted cash, availability of borrowing under our Debt Agreement and funds from the Overadvance.

Our ultimate ability to continue as a going concern will depend on achieving or exceeding our planned revenues while managing costs to enable us to become profitable. Our current 2006 Operating Plan projects that cash available from planned revenue, combined with our cash and cash equivalents and restricted cash, and now the proceeds of the unsecured subordinated loan, will be adequate to defer the requirement for new funding through December 31, 2006. Our historical revenue results do not give us sufficient predictability to indicate exactly when the required higher revenue levels might be achieved, if at all. Therefore, should our Business Development team fail to achieve or exceed the planned revenues, we would need to obtain additional funding or explore strategic alternatives to meet our cash flow needs. However, no assurance can be given that additional financing will be available to us on acceptable terms, or at all.

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

3. RESTRICTED CASH

We have obtained a letter of credit (“Letter of Credit”) in the amount of $834,000 issued to the landlord of our Maryland communication center. The Letter of Credit was collateralized by a certificate of deposit in the same amount. Therefore, such certificate of deposit is classified as restricted cash of $589,000 in the accompanying consolidated balance sheets at March 31, 2006 and December 31, 2005.

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the Letter of Credit will be reduced to the amount shown on each anniversary date as follows:

May 2006	$466,000
May 2007	343,000
May 2008 through 2010	221,000

See Note 6 for additional restricted cash of $1,399,000 at March 31, 2006.

4. STOCK-BASED COMPENSATION

We maintain incentive stock plans that provide for grants of stock options and restricted stock awards to our directors, officers and key employees. The stock plans are described more fully below.

Adoption of New Accounting Guidance and Transition

Prior to January 1, 2006, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

No compensation cost was recognized prior to January 1, 2006 related to stock option grants as they all had an exercise price equal to the market value of the underlying common stock on the date of grant, except for a grant of 150,000 stock options to one of our executives with a strike price of $0.50 per share on January 2, 2003. We recorded unearned stock compensation for the intrinsic value of the award ($33,000) in connection with the grant. Such amount, which was shown as a reduction of stockholders’ deficit was being amortized as compensation expense over the related vesting period. Options granted under our stock-based compensation plan to non-employees are accounted for based on fair value accounting rules. Vesting terms are determined by the Compensation Committee at the time of grant on a graded basis.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS

No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, January 1, 2006 continues to be amortized using the expense attribution method described in FIN 28, while compensation cost associated with stock awards granted on or after January 1, 2006 is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

The table below illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted in the first quarter of 2005.

March 31, 2005
Net loss, as reported	$(569,881)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effect	1,650
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(31,553)

Pro forma net loss	$(599,784)

Loss per share:
Basic – as reported	$(0.05)
Basic – pro forma	$(0.05)
Diluted – as reported	$(0.05)
Diluted – pro forma	$(0.05)

Valuation and Expense Information under SFAS No. 123R

The adoption of SFAS No. 123R had a negligible impact on our net loss for the first quarter of 2006. Accordingly, the adoption of SFAS No. 123R did not have an effect on loss per share for the first quarter of 2006. We recorded share based compensation costs of approximately $20,300 for the first quarter of 2006.

As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees-directors, senior management and all other employees, based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed. The effect of actual forfeitures during the first quarter of 2006 was $11,020 and the estimated forfeiture rate for the quarter ended March 31, 2006 was 8%.

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a Black-Scholes-Merton option-pricing formula, applying the following assumptions, and amortize that value to expense over the option’s vesting period using the straight-line attribution approach:

March 31, 2006
Expected term (in years)	6.5
Risk-free interest rate	4.72%
Expected volatility	106%
Expected dividend yield	0%

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the “simplified method” described in the SEC’s Staff Accounting Bulletin No. 107, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate: We based the risk-free interest rate used in our assumptions on the implied yield currently available on U.S. Treasury 5 year constant maturity issues with a remaining term equivalent to the stock option award’s expected term.

Expected Volatility: The volatility factor used in our assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award.

Expected Dividend Yield: We do not intend to pay dividends on our common stock for the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

Incentive Stock Plans

We maintain an incentive stock plan that provides for the grants of stock options to our directors, officers and key employees. As of March 31, 2006, there were 359,930 shares of common stock reserved for issuance under our stock option plan. Under the stock option plan, stock options must be granted at an option price equal to the closing market price of the stock on the date of the stock option was awarded. Options granted under the plan become exercisable over three or five years, as determined by the Stock Option Committee, in equal annual installments after the date of grant. All options granted expire ten years from the date of grant.

A summary of option activity under our stock plans as of March 31, 2006 and the changes during the first quarter of 2006 is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2005	1,464,006	$0.68
Granted	208,000	0.50
Exercised	—	—
Forfeited or expired	102,936	0.69
Outstanding at March 31, 2006	1,569,070	0.66	7.5

Exercisable at March 31, 2006	747,406	$0.69	3.2

The weighted-average fair value of stock options granted during the first quarter of 2006 was $0.42. There were no stock options exercised during the first quarter of 2006. As of March 31, 2006, there was approximately $394,000 of total unrecognized share based compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 7.5 years.

5. LOSS PER COMMON SHARE

The information required to compute net loss per basic and diluted share is as follows:

	March 31,
	2006	2005
Weighted average number of common shares outstanding – basic	16,889,039	11,177,052

Weighted average number of common shares outstanding – dilutive*	16,889,039	11,177,052

*	Since the effects of the stock options, warrants, and Convertible Notes are anti-dilutive for the three months ended March 31, 2006, and 2005, these effects have not been included in the calculation of dilutive earnings per share.

6. INDEBTEDNESS

Our borrowings consist of the following:

	March 31, 2006	December 31, 2005
Revolving Credit, Term Loan and Security Agreement (collectively the “Debt Agreement”)	$4,844,799	$4,454,388
6% subordinated promissory note due to former stockholder of TeleManagement Services (“TMS”); interest at default rate of 10% per year. Principal and interest payments restricted per subordination agreement to the Debt Agreement	352,334	352,334
Deferred Financing	133,655	30,643
Capital leases payable in monthly installments through May 2010	989,117	1,060,791

	6,319,905	5,898,156
Less: current portion	(5,741,199)	(5,228,715)

	$578,706	$669,441

We paid cash of approximately $260,000 and $133,000 for interest on our borrowings in the first quarters of 2006 and 2005, respectively..

On March 7, 2006, we entered into the Fifth Amendment to the Debt Agreement (“Fifth Amendment”) that modified among other things, the Minimum EBITDA, the Fixed Coverage Ratio, and added a Minimum Available Cash requirement of $0.25 million, as defined. In addition, it required a minimum of new capital raising of $2.5 million (“Convertible Debt IV”). See Note 7. The Fifth Amendment required that $1.6 million of the proceeds from Convertible Debt IV be maintained in a deposit account (the “Deposit Account”) with Merrill Lynch subject to permitted monthly scheduled withdrawals between March 2006 and September 2006 to fund our working capital and operations. The Deposit Account was pledged as collateral under the Debt Agreement and is subject to an Account Control Agreement between the Company, Capital Source, and Merrill Lynch. At March 31, 2006, the restricted balance in the Deposit Account was $1.399 million

As of March 31, 2006, we were in compliance with our financial covenants contained in our Debt Agreement. Additional information regarding our long-term debt structure can be found in our 2005 Annual Report on Form 10-K, filed on April 17, 2006

On May 18, 2006, we entered into the Sixth Amendment to our Debt Agreement which provided an Overadvance of $1.5 million, with interest at the greater of 11.75%, or the prime rate (as defined) plus 3.75%. The Overadvance matures on the earlier of June 1, 2006 or the execution of the unsecured subordinated loan agreement described below. The Sixth Amendment also required: (i) the personal guarantee of amounts outstanding under our Debt Agreement by Shawkat Raslan, our CEO; (ii) the delay of any scheduled withdrawals of restricted cash from the Deposit Account during the period the Overadvance is outstanding; and (iii) certain additional covenants including periodic cash flow reporting to Capital Source. We have received an executed commitment letter from Charles Weil, a member of our board of directors and a stockholder of the Company, to provide us with a subordinated unsecured loan of $2.0 million expected to close on or before June 1, 2006. The proceeds from this subordinated unsecured loan will be used to repay the Overadvance and fund operations.

7. CONVERTIBLE NOTES

At March 31, 2006 and December 31, 2005, the balance of our debt discounts associated with our $3.25 million Convertible Notes I and II is approximately $0.91 million and $1.10 million, respectively. We accreted approximately $186,000 and $177,000 of the debt discount as interest expense during the first quarters of 2006 and 2005, respectively.

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

Additional information regarding our Convertible Notes can be found in our 2005 Annual Report on Form 10-K, filed on April 17, 2006.

8. INCOME TAXES

The effective tax rate used by us for the three month periods ended March 31, 2006 and 2005 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the Company’s deferred tax assets.

9. SEGMENTS

Our reportable segments are strategic business units that offer different products and services to different industries in the United States and the Philippines.

Our reportable segments are as follows:

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

We evaluate the performance of our segments and allocate resources based on gross margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income (loss). The tables below present information about our reportable segments for our continuing operations used by our chief operating decision-maker as of and for the three months ended March 31, 2006 and 2005.

	Pharmaceutical	Business	Segment Total	Corporate	Total
2006:
Revenues	$4,880,687	$5,108,708	$9,989,395	$—	$9,989,395
Gross profit	2,192,403	2,027,293	4,219,696	—	4,219,696
Income (loss) from operations	280,812	(436,643)	(155,831)	(547,757)	(703,588)
EBITDA (1)	423,667	(177,645)	246,022	(542,545)	(296,523)
Depreciation and amortization expense	142,855	258,998	401,853	5,212	407,065

2005:
Revenues	$6,784,089	$3,566,705	$10,350,794	$—	$10,350,794
Gross profit	3,468,811	1,372,510	4,841,321	—	4,841,321
Income (loss) from operations	622,390	(901,668)	(279,278)	98,255	(181,023)
EBITDA (1)	763,293	(723,770)	39,523	102,437	141,960
Depreciation and amortization expense	140,903	177,898	318,801	4,182	322,983

(1)	We believe that earnings before interest, income taxes, depreciation and amortization (EBITDA) is a useful financial metric to assess our operating performance before the impact of investing and financing transactions and income taxes. It also facilitates comparison between us and our competitors. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods because it eliminates depreciation and amortization expense attributable to capital expenditures. The use of EBITDA has certain limitations. Our presentation of EBITDA may be different from the presentation used by other companies and therefore comparability may be limited. Depreciation expense for various long-term assets, interest expense, income taxes and other items have been and will be incurred and are not reflected in the presentation of EBITDA. Each of these items should also be considered in the overall evaluation of our results. Additionally, EBITDA does not consider capital expenditures and other investing activities and should not be considered as a measure of our liquidity. We compensate for these limitations by providing the relevant disclosure of our depreciation, interest and income tax expense, capital expenditures and other items both in our reconciliations to the GAAP financial measures and in our consolidated financial statements, all of which should be considered when evaluating our performance. The term EBITDA is not defined under accounting principles generally accepted in the United States, or U.S. GAAP, and EBITDA is not a measure of net income, operating income, operating performance or liquidity presented in accordance with U.S. GAAP. When assessing our operating performance, you should not consider this data in isolation, or as a substitute for, our net loss, loss from operations or any other operating performance measure that is calculated in accordance with U.S. GAAP. In addition, our EBITDA may not be comparable to EBITDA or similarly titled measures utilized by other companies since such other companies may not calculate EBITDA in the same manner as we do. A reconciliation of net loss, the most directly comparable U.S. GAAP measure, to EBITDA for each of the respective periods indicated is as follows:

Three Months Ended March 31,	2006	2005
Net loss	$(1,171,247)	$(569,881)
Interest expense, net	467,659	388,858
Depreciation and amortization expense	407,065	322,983

EBITDA	$(296,523)	$141,960

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as the following, could cause our actual results during the remainder of fiscal 2006 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q:

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

Results of Operations

Overview

Established in 1983, Access Worldwide Communications, Inc. (“Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) is an outsourced marketing services company that provides a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial services, insurance and consumer products industries. We provide services through the following two business segments:

•	Pharmaceutical Services Segment, which consists of our medical education business, AM Medica Group (“AMG”), and our pharmaceutical communication business, TMS Professional Markets Group (“TMS”) provides medical education, medical publishing, product detailing, physician and pharmacist profiling, patient education, disease management, pharmacy stocking, and clinical trial recruitment to the pharmaceutical and medical industries.

•	Business Services Segment, which consists of our multilingual communication business, TelAc Teleservices Group (“TelAc”) and our offshore communication business Access Worldwide (AWWC) Philippines, Inc. (the “Access Philippines”) provides telemarketing services including inbound and outbound programs to clients in the telecommunications, financial and, legal services, insurance and consumer products industries.

Overall

(in millions)

	Three Months Ended March 31,		Change
	2006	2005
Revenue
Pharmaceutical Segment	$4.9	$6.8	$(1.9)
Business Services Segment	5.1	3.6	1.5

Total Revenue	$10.0	$10.4	$(0.4)

Gross Profit
Pharmaceutical Segment	$2.2	$3.4	$(1.2)
Business Services Segment	2.0	1.4	0.6

Total Gross Profit	$4.2	$4.8	$(0.6)

SG&A
Pharmaceutical Segment	$1.9	$2.3	$(0.4)
Business Services Segment	2.5	2.0	0.5
Other	0.5	0.7	(0.2)

Total SG&A	$4.9	$5.0	$(0.1)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Pharmaceutical Services

Revenues for the Pharmaceutical Services (“Pharmaceutical”) Segment decreased 27.9% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease was due to a reduction of revenue of $1.1 million in our medical education business. This reduction was caused primarily by a decrease in work being performed for three significant customers at our medical education division, which accounted for a loss in revenue of approximately $978,000 when compared quarter over quarter. The further reduction was caused by a decrease in revenue of $0.8 million in our pharmaceutical communication business, which was primarily the result of a change in programs for two significant customers. One of these customers replaced an inbound program, which was in place in the first quarter of 2005 and ended in August 2005, with another similar program that has not had as successful an enrollment as the program that it replaced, thus causing a decrease in revenue. The other customer has two large programs, which previously had teleservice representatives dedicated to their programs only, but now utilize our shared pool of representatives that serve more than one client at a time. This change was requested by the customer due to budget cut-backs and has decreased the amount per billable hour that we charge the customer for these programs.

Gross profit as a percentage of revenues for the Pharmaceutical Segment for the three months ended March 31, 2006 decreased to 44.9%, compared to 50.0% for the three months ended March 31, 2005. The decrease was primarily attributed to a decrease in outbound and pharmacy programs being performed at our pharmaceutical communication business, which generally have a higher margin.

Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 38.8% for the three months ended March 31, 2006, compared to 33.8% for the three months ended March 31, 2005. The increase was primarily attributed to the decrease in revenues, along with management’s restricted ability to further reduce overhead expenditures without the risk of severely impacting its business needs.

Business Services

Revenues for the Business Services (“Business”) Segment increased 41.7% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase was primarily attributed to the revenue generated in our Philippines communication center of $0.8 million that had not yet begun operations as of the first quarter of 2005. Additionally, we experienced a 20% increase in revenues domestically due to the acquisition of a significant new customer and from increased programs with two existing customers.

Gross profit as a percentage of revenues for the Business Segment increased to 39.2% for the three months ended March 31, 2006, from 38.9% for the three months ended March 31, 2005. The increase was primarily attributed to the $0.5 million gross profit contribution from the Philippines communication center.

Selling, general and administrative expenses as a percentage of revenues for the Business Segment decreased to 49.0% for the three months ended March 31, 2006 compared to 55.6% for the three months ended March 31, 2005. The decrease was primarily attributed to the increase in revenues generated from the Philippines and domestic communication centers.

Net Interest Expense

Our net interest expense increased to $0.5 million for the three months ended March 31, 2006, compared to $0.4 million for the three months ended March 31, 2005, due primarily to the accretion of the discount on Convertible Notes, along with the increase in the loan balance under the Debt Agreement and increased prime rate of interest.

Liquidity and Capital Resources

At March 31, 2006, we had an accumulated deficit of $76.8 million, and we had recurring losses from operations of $0.7 million for the three months ended March 31, 1006. A portion of the loss experienced in the first quarter of 2006 is due to continuation of the lengthy period it is taking us to replace $4.0 million of revenues from a long standing client. The lengthy period continues to be a strain on cash flow and our liquidity such that for the first quarter of 2006 we used $1.5 million to fund operations. These funds were provided by cash and cash equivalents, release of restricted cash, borrowings under our debt agreement, and partially from proceeds of a private debt placement totaling $2.5 million, which was completed on March 17, 2006.

As a result, we continue to focus on our business development, where the team continues to build our revenue pipeline. Management continues to see improvements in the revenue pipeline and believes that building a more robust pipeline is an achievable task for the current business development team.

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

Our primary sources of liquidity consist of cash and cash equivalents, release of restricted cash, availability of borrowing under our Debt Agreement and funds from the Overadvance.

At March 31, 2006 and December 31, 2005, we had negative working capital of $3.4 million and $4.1 million, respectively. Cash and cash equivalents were $0.8 million at March 31, 2006, excluding $1.4 million of restricted cash to be released from April through September 2006 under the terms of our Debt Agreement, compared to $1.8 million at December 31, 2005.

Net cash used in operating activities during the first quarter of 2006 was $1.5 million, compared to net cash used in operating activities during the first quarter of 2005 of $3.3 million. The net decrease was primarily due to the change in unbilled receivables of $1.5 million, the change in grants payable of $2.1 million, and the change in deferred revenue of $(1.8) million. The change in unbilled receivables was the result of more timely billings. The change in grants payable was due to the significant payout of grants in the first quarter of 2005 that did not recur in the first quarter of 2006. The decrease in deferred revenue was caused by certain pharmaceutical customers requesting to be pre-billed at the end of the first quarter of 2005 for services not yet fully performed under our contracts, while such similar requests were not made at the end of the first quarter of 2006.

Net cash used in investing activities during the first quarter of 2006 was approximately $1.4 million, compared to approximately $164,000 during the first quarter of 2005. The change was due to a net increase of cash under restriction in the amount of $1.2 million pledged as collateral in connection with the Fifth Amendment to our Debt Agreement with Capital Source.

Net cash provided by financing activities was $2.0 million for the first quarter of 2006, compared to net cash provided by financing activities of $2.7 million for the first quarter of 2005. The decrease was primarily due to less borrowings under our Debt Agreement of $1.2 million along with the receipt of proceeds of $1.0 million for common stock subscriptions in the first quarter of 2005 that were not received in the first quarter of 2006. These decreases were offset by $1.5 million in proceeds from Convertible Debt IV, which was completed on March 17, 2006.

Credit Facility and Debt Agreement

On February 9, 2006, as a result of continued Events of Default at October 31, 2005 and November 30, 2005, we entered into an amendment to the Forbearance Agreement which extended the termination date to February 14, 2006. On March 7, 2006, we entered into the Fifth Amendment to the Debt Agreement (“Fifth Amendment”) that modified among other things, the Minimum EBITDA, the Fixed Coverage Ratio, and added a $250,000 Minimum Available Cash requirement, as defined. In addition, it required new capital to be raised for a minimum of $2.5 million (“Convertible Debt IV”). The Fifth Amendment required that $1.6 million of the proceeds from Convertible Debt IV be maintained in a deposit account (the “Deposit Account”) with Merrill Lynch subject to permitted monthly scheduled withdrawals between March and September 2006 to fund our working capital and operations. The Deposit Account was pledged as collateral under the Debt Agreement and is subject to an Account Control Agreement between the Company, Capital Source, and Merrill Lynch.

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

On May 18, 2006, we entered into the Sixth Amendment to our Debt Agreement which provided an Overadvance of $1.5 million. In conjunction with the Sixth Amendment we have received an executed commitment letter from Charles Weil, a member of our board of directors and stockholders of the Company, to provide us with a subordinated unsecured loan of $2.0 million expected to close on or before June 1, 2006. The proceeds from this subordinated unsecured loan will be used to repay the Overadvance and fund operations.

We expect to meet our short-term liquidity requirements through net cash provided by operations, the release of restricted cash as collateral under lease arrangement and under the Deposit Account, borrowings under the Debt Agreement. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

Contractual Obligations and Off Balance Sheet Arrangements

The following is a chart of the Company’s approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of March 31, 2006:

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$5,197,000	$5,197,000	$—	$—	$—
Convertible debt	5,750,000	2,100,000	3,650,000	—	—
Capital lease obligations	989,000	410,000	576,000	3,000	—
Operating leases	8,497,000	2,641,000	4,886,000	898,000	72,000
Insurance Financing	134,000	134,000	—	—	—

Total contractual obligations	$20,567,000	$10,482,000	$9,112,000	$901,000	$72,000

The Company has no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest. In addition $50,000 of grants payable at March 31, 2006 are not included in the above table due to the uncertainty of the timing of payment which is determined by our clients.

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

PART II–OTHER INFORMATION

ITEM 1A. Risk Factors

During the period covered by this Report, there have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 6. Exhibits

Exhibits No.	Description

10(bbbbb)	Press Release of Company announcing first quarter 2006 earnings, dated May 22, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 22, 2006 ).

10(ccccc)	5% Convertible Promissory note, dated March 17, 2006, by and between the Company and Holder (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on March 20, 2006).

10(ddddd)	Sixth Amendment to the Revolving Credit, Term Loan and Security Agreement by and between the Company and CapitalSource Finance, LLC dated May 18, 2006.

10(eeeee)	Guaranty Agreement by and between Shawkat Raslan and CapitalSource Financial, LLC dated May 18, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: May 22, 2006	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: May 22, 2006	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
10(bbbbb)	Press Release of Company announcing first quarter 2006 earnings, dated May 22, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 22, 2006).

10(ccccc)	5% Convertible Promissory note, dated March 17, 2006, by and between the Company and Holder (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on March 20, 2006).

10(ddddd)	Sixth Amendment to the Revolving Credit, Term Loan and Security Agreement by and between the Company and CapitalSource Finance, LLC dated May 18, 2006.

10(eeeee)	Guaranty Agreement by and between Shawkat Raslan and CapitalSource Financial, LLC dated May 18, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer