Form 10-Q
period 2006-06-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2006-08-14
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 0-23489

Access Worldwide Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1309227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1820 N. Fort Myer Drive, Suite 300 Arlington, Virginia	22209
(Address of principal executive offices)	(Zip Code)

(703) 292-5210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None.	None.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2006
Common Stock, $0.01 par value per share	17,340,065 shares

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$474,489	$1,755,926
Restricted cash	805,000	314,000
Accounts receivable, net of allowance for doubtful accounts of $124,301 and $61,994, respectively	8,658,191	7,297,583
Unbilled receivables	291,138	228,083
Other assets, net	1,032,452	785,257

Total current assets	11,261,270	10,380,849
Property and equipment, net	4,400,816	5,025,158
Restricted cash	343,000	466,000
Other assets, net	291,116	390,822

Total assets	$16,296,202	$16,262,829

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND COMMON STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of indebtedness	$5,587,020	$4,876,381
Current portion of indebtedness - related parties	2,352,334	352,334
Accounts payable	1,041,656	1,878,856
Accrued expenses	1,621,312	2,204,267
Grants payable	—	80,000
Accrued salaries, wages and related benefits	834,139	736,797
Customer deposits	1,169,463	1,084,378
Convertible Notes, net	1,976,385	1,768,584
Deferred revenue	1,003,102	1,435,619
Accrued interest and other related party expenses	60,568	59,512

Total current liabilities	15,645,979	14,476,728
Long-term portion of indebtedness	468,754	669,441
Other long-term liabilities	763,004	796,418
Convertible Notes, net	3,047,430	1,380,564
Mandatorily redeemable preferred stock, $.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	23,925,167	21,323,151

Commitments and contingencies
Common stockholders’ deficit:
Common stock, $.01 par value: voting: 40,000,000 shares authorized; 17,340,065 and 16,616,219 shares issued and outstanding, respectively	173,401	166,162
Additional paid-in capital	70,644,624	70,389,446
Accumulated deficit	(78,446,990)	(75,602,730)
Deferred compensation	—	(13,200)

Total common stockholders’ deficit	(7,628,965)	(5,060,322)

Total liabilities, mandatorily redeemable preferred stock and common stockholders’ deficit	$16,296,202	$16,262,829

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$9,755,920	$9,535,225	$19,745,315	$19,886,019
Cost of revenues	5,823,494	5,593,618	11,593,193	11,103,091

Gross profit	3,932,426	3,941,607	8,152,122	8,782,928
Selling, general and administrative expenses	5,085,716	4,192,145	10,009,000	9,214,489

Loss from operations	(1,153,290)	(250,538)	(1,856,878)	(431,561)
Interest income	27,561	6,609	46,630	13,111
Interest expense—related parties	(48,385)	(22,112)	(71,323)	(45,875)
Interest expense	(498,899)	(424,411)	(962,689)	(796,008)

Net loss	$(1,673,013)	$(690,452)	$(2,844,260)	$(1,260,333)

Basic loss per share of common stock	$(0.10)	$(0.06)	$(0.17)	$(0.11)

Weighted average common shares outstanding	17,350,507	11,286,219	17,119,773	11,064,969

Diluted loss per share of common stock	$(0.10)	$(0.06)	$(0.17)	$(0.11)

Weighted average common shares outstanding	17,350,507	11,286,219	17,119,773	11,064,969

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2005	16,616,219	$166,162	$70,389,446	$(75,602,730)	$(13,200)	$(5,060,322)
Common stock warrants exercised	548,879	5,489	—	—	—	5,489
Common stock issued for services	125,820	1,258	99,992	—	—	101,250
Common stock issued to pay accrued bonus	49,147	492	24,082	—	—	24,574
Reversal of intrinsic value of deferred compensation	—	—	(13,200)	—	13,200	—
Share based compensation expense	—	—	60,304	—	—	60,304
Value of warrant issued in connection with note payable to related party	—	—	84,000	—	—	84,000
Net loss	—	—	—	(2,844,260)	—	(2,844,260)

Balance, June 30, 2006	17,340,065	$173,401	$70,644,624	$(78,446,990)	$—	$(7,628,965)

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30,

	2006	2005
Cash flows from operating activities:
Net loss	$(2,844,260)	$(1,260,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	805,282	641,611
Amortization of deferred financing costs	67,349	41,504
Amortization of deferred compensation	5,250	6,800
Accretion of discount on Convertible Notes	374,667	356,027
Provision for (recovery of) doubtful accounts	62,307	(266,801)
Share based compensation expense	60,304	—
Changes in operating assets and liabilities:
Accounts receivable	(1,422,915)	(1,103,045)
Unbilled receivables	(63,055)	(1,170,806)
Other assets	3,912	(537,177)
Accounts payable, grants payable and accrued expenses	(1,432,319)	(1,813,504)
Accrued salaries, wages and related benefits	121,916	(110,633)
Accrued interest and related party expenses	1,056	88,009
Deferred revenue and customer deposits	(347,432)	1,395,626

Net cash used in operating activities	(4,607,938)	(3,732,722)

Cash flows from investing activities:
Additions to property and equipment	(180,940)	(704,053)
(Increase) decrease in restricted cash	(368,000)	122,000

Net cash used in investing activities	(548,940)	(582,053)

Cash flows from financing activities:
Borrowings (payments) under capital leases	(175,024)	9,149
Proceeds from issuance of common stock	—	1,000,000
Proceeds from exercise of common stock options and warrants	5,489	7,370
Net borrowings under Debt Agreement	631,691	3,063,483
Proceeds from insurance financing, net	53,285	82,268
Borrowings under note payable to related party	2,000,000	—
Proceeds from issuance of Convertible Notes	1,500,000	—
Loan origination fees	(140,000)	—

Net cash provided by financing activities	3,875,441	4,162,270

Net decrease in cash and cash equivalents	(1,281,437)	(152,505)
Cash and cash equivalents, beginning of period	1,755,926	2,570,546

Cash and cash equivalents, end of period	$474,489	$2,418,041

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION, LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Through our outsourced marketing services, we provide a variety of sales, education and communication programs to clients in the medical, pharmaceutical, telecommunications, financial, insurance and consumer products industries through our operating subsidiaries in two business segments – Pharmaceutical Services and Business Services. Please refer to Note 8 regarding our business segments.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. At June 30, 2006, we had an accumulated deficit of $78.4 million, and we had recurring losses from operations of $1.9 million for the six months ended June 30, 2006.

Our focus continues to be on our business development team building our revenue pipeline. We continue to see improvements in the revenue pipeline and believe that building a more robust pipeline is an achievable task for the current business development team.

On August 3, 2006, we closed on a transaction selling our TMS Professional Markets Group division (“TMS”) for $10.5 million. See Note 9. The net proceeds from this transaction were used to repay the $5.3 million total amounts due under our Debt Agreement, as hereinafter defined, and $0.4 million under a subordinated promissory note with a former owner of TMS. The remaining funds will be used to fund operations. In addition, we are in the process of restructuring our $2.0 million subordinated unsecured note from one of our board members, and our $2.1 million Convertible Debt I, both of which mature during October 2006 (collectively “Current Loans”).

Our primary sources of liquidity consist of cash and cash equivalents. Our ultimate ability to continue as a going concern will depend on achieving or exceeding our planned revenues and restructuring our Current Loans, while managing costs to enable us to become profitable. Our current 2006 Operating Plan projects that cash available from planned revenue, combined with our cash and cash equivalents, and a restructuring or renegotiation of our Current Loans, will be adequate to defer the requirement for new funding for the next twelve months.

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

2. RESTRICTED CASH

We have obtained a letter of credit (“Letter of Credit”) in the amount of $834,000 issued to the landlord of our Maryland communication center. The Letter of Credit was collateralized by a certificate of deposit in the same amount. Therefore, such certificate of deposit is classified as restricted cash of $466,000 and $589,000 in the accompanying consolidated balance sheets at June 30, 2006 and December 31, 2005, respectively.

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the Letter of Credit will be reduced to the amount shown on each anniversary date as follows:

May 2007	$343,000
May 2008 through 2010	221,000

Additionally, the Fifth Amendment to the Debt Agreement required that $1.6 million of the proceeds from Convertible Debt IV be maintained in a deposit account (the “Deposit Account”) with Merrill Lynch subject to permitted monthly scheduled withdrawals between March 2006 and September 2006 to fund our working capital and operations. The Deposit Account was pledged as collateral under the Debt Agreement and is subject to an Account Control Agreement between the Company, Capital Source, and Merrill Lynch. At June 30, 2006, the restricted balance in the Deposit Account was $682,000.

3. STOCK-BASED COMPENSATION

We maintain incentive stock plans that provide for grants of stock options and restricted stock awards to our directors, officers and key employees. The stock plans are described more fully below.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

The table below illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted in the second quarter of 2005 for the three and six months ended June 30, 2005.

	June 30, 2005
	Three Months	Six Months
Net loss, as reported	$(690,452)	$(1,260,333)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effect	1,650	3,300
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(38,243)	(71,803)

Pro forma net loss	$(727,045)	$(1,328,836)

Loss per share:
Basic – as reported	$(0.06)	$(0.11)
Basic – pro forma	$(0.06)	$(0.12)
Diluted – as reported	$(0.06)	$(0.11)
Diluted – pro forma	$(0.06)	$(0.12)

Valuation and Expense Information under SFAS No. 123R

The adoption of SFAS No. 123R had a negligible impact on our net loss for the first and second quarters of 2006. Accordingly, the adoption of SFAS No. 123R did not have an effect on loss per share for the first or second quarters of 2006. We recorded share based compensation costs of approximately $20,300 and $40,000 for the first and second quarters of 2006, respectively.

As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees-directors, senior management and all other employees, based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed. The effect of actual forfeitures during the first quarter of 2006 was $11,020 and the estimated forfeiture rate for the quarter ended March 31, 2006 was 8%. Likewise, the effect of actual forfeitures during the second quarter of 2006 was zero and the estimated forfeiture rate for the quarter ended June 30, 2006 was 8%.

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a Black-Scholes-Merton option-pricing formula, applying the following assumptions, and amortize that value to expense over the option’s vesting period using the straight-line attribution approach:

June 30, 2006
Expected term (in years)	6.5
Risk-free interest rate	5.10%
Expected volatility	105%
Expected dividend yield	0%

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

Incentive Stock Plans

We maintain an incentive stock plan that provides for the grants of stock options to our directors, officers and key employees. As of June 30, 2006, there were 359,930 shares of common stock reserved for issuance under our stock option plan. Under the stock option plan, stock options must be granted at an option price equal to the closing market price of the stock on the date of the stock option was awarded. Options granted under the plan become exercisable over three or five years, as determined by the Stock Option Committee, in equal annual installments after the date of grant. All options granted expire ten years from the date of grant.

A summary of option activity under our stock plans as of June 30, 2006 and the changes during the second quarter of 2006 is presented below:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at March 31, 2006	1,569,070	$0.66
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at June 30, 2006	1,569,070	0.66	7.3

Exercisable at June 30, 2006	755,656	$0.69	3.1

There were no stock options granted or exercised during the second quarter of 2006. As of June 30, 2006, there was approximately $291,000 of total unrecognized share based compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 7.3 years.

4. LOSS PER COMMON SHARE

The information required to compute net loss per basic and diluted share is as follows:

2006:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Weighted average number of common shares outstanding – basic	17,350,507	17,119,773

Weighted average number of common and common equivalent shares outstanding – dilutive*	17,350,507	17,119,773

2005:	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Weighted average number of common shares outstanding – basic	11,286,219	11,064,969

Weighted average number of common and common equivalent shares outstanding – dilutive*	11,286,219	11,064,969

*	Since the effects of the stock options, warrants, and Convertible Notes are anti-dilutive for the three and six months ended June 30, 2006, and 2005, these effects have not been included in the calculation of dilutive earnings per share.

5. INDEBTEDNESS

Our borrowings consist of the following:

	June 30, 2006	December 31, 2005
Revolving Credit, Term Loan and Security Agreement (collectively the “Debt Agreement”)	$5,086,079	$4,454,388
6% subordinated promissory note due to former stockholder of TeleManagement Services (“TMS”); interest at default rate of 10% per year. Principal and interest payments restricted per subordination agreement to the Debt Agreement	352,334	352,334
Subordinated unsecured promissory note payable to related party	2,000,000	—
Deferred Financing	83,928	30,643
Capital leases payable in monthly installments through May 2010	885,767	1,060,791

	8,408,108	5,898,156
Less: current portion	(7,939,354)	(5,228,715)

	$468,754	$669,441

We paid cash of approximately $589,000 and $312,000 for interest on our borrowings during the first half of 2006 and 2005, respectively. Additional information regarding our long-term debt structure can be found in our 2005 Annual Report on Form 10-K, filed on April 17, 2006.

On May 18, 2006, we entered into the Sixth Amendment to our Debt Agreement which provided an overadvance of $1.5 million (the “Overadvance”), with interest at the greater of 11.75%, or the prime rate (as defined) plus 3.75%. The Sixth Amendment required: (i) the personal guarantee of amounts outstanding under our Debt Agreement by Shawkat Raslan, our CEO; (ii) the delay of any scheduled withdrawals of restricted cash from the Deposit Account during the period the Overadvance was outstanding; and (iii) certain additional covenants including periodic cash flow reporting to Capital Source. The Overadvance matured upon the execution of the unsecured subordinated loan agreement with Charles Weil, a member of our board of directors and a stockholder of the Company, who provided us with a subordinated unsecured loan of $2.0 million on May 24, 2006 (the “Note”). The Note matures four months from the June 12, 2006 issuance date, and has no stated interest associated with it. However, under the terms of the Note, the Company issued a warrant (the “Holder Warrant”) to purchase 200,000 shares of the Company’s common stock to Mr. Weil. The Holder Warrant was fully vested upon issuance of the Note, has an exercise price of $0.01 per share,and a term of ten years. The Company has estimated the fair value of the Holder Warrant at $84,000 using a Black-Scholes pricing model, which has been recorded as a loan origination fee, and is being amortized to interest expense over the four month term of the Note. In addition, should the Note not be repaid at its original maturity date, an additional Holder Warrant, with the same terms as the original Holder Warrant, is required to be issued for each additional four month term that the Note remains outstanding. The proceeds from the Note were used to repay the Overadvance and to fund continuing operations.

As of June 30, 2006, we were not in compliance with our financial covenants contained in our Debt Agreement. However, Capital Source chose not to call the loan and continued to provide funds to the Company in accordance with the terms of the Debt Agreement though August 1, 2006. On August 7, 2006, Access repaid the total amounts due under the terms of the Debt Agreement of $5.3 million, including an early termination fee of $1.0 million, with the funds received from the sale of TMS, which was completed on August 3, 2006. See Note 9.

6. CONVERTIBLE NOTES

At June 30, 2006 and December 31, 2005, the balance of our debt discounts associated with our $5.75 million Convertible Notes is approximately $0.73 million and $1.10 million, respectively. We accreted approximately $375,000 and $356,000 of the debt discount as interest expense during the first half of 2006 and 2005, respectively. Additional information regarding our Convertible Notes can be found in our 2005 Annual Report on Form 10-K, filed on April 17, 2006.

7. INCOME TAXES

The effective tax rate used by us for the six month periods ended June 30, 2006 and 2005 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the Company’s deferred tax assets.

8. SEGMENTS

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

We evaluate the performance of our segments and allocate resources based on gross margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income (loss). The tables below present information about our reportable segments for our continuing operations used by our chief operating decision-maker as of and for the three and six months ended June 30, 2006 and 2005.

		Pharmaceutical	Business	Segment Total	Reconciliation	Total
Revenues
Three months ended	2006	$3,486,227	$6,269,693	$9,755,920	$—	$9,755,920
	2005	6,247,995	3,287,230	9,535,225	—	9,535,225
Six months ended	2006	8,366,914	11,378,401	19,745,315	—	19,745,315
	2005	13,032,084	6,853,935	19,886,019	—	19,886,019
Gross profit
Three months ended	2006	1,627,021	2,305,405	3,932,426	—	3,932,426
	2005	2,887,613	1,053,994	3,941,607	—	3,941,607
Six months ended	2006	3,819,424	4,332,698	8,152,122	—	8,152,122
	2005	6,356,424	2,426,504	8,782,928	—	8,782,928
Operating (loss) income
Three months ended	2006	(141,135)	(329,711)	(470,846)	(682,444)	(1,153,290)
	2005	1,821,826	(591,647)	1,230,179	(1,480,717)	(250,538)
Six months ended	2006	139,677	(766,354)	(626,677)	(1,230,201)	(1,856,878)
	2005	2,444,216	(1,493,315)	950,901	(1,382,462)	(431,561)
EBITDA (1)
Three months ended	2006	(20,923)	(56,694)	(77,617)	(677,456)	(755,073)
	2005	1,948,760	(405,041)	1,543,719	(1,475,629)	68,090
Six months ended	2006	402,744	(234,339)	168,405	(1,220,001)	(1,051,596)
	2005	2,712,053	(1,128,811)	1,583,242	(1,373,192)	210,050
Depreciation and amortization expense
Three months ended	2006	120,212	273,017	393,229	4,988	398,217
	2005	126,934	186,606	313,540	5,088	318,628
Six months ended	2006	263,067	532,015	795,082	10,200	805,282
	2005	267,837	364,504	632,341	9,270	641,611

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

Three Months Ended June 30,	2006	2005
Net loss	$(1,673,013)	$(690,452)
Interest expense, net	519,723	439,914
Depreciation and amortization expense	398,217	318,628

EBITDA	$(755,073)	$68,090

Six Months Ended June 30,	2006	2005
Net loss	$(2,844,260)	$(1,260,333)
Interest expense, net	987,382	828,772
Depreciation and amortization expense	805,282	641,611

EBITDA	$(1,051,596)	$210,050

9. SUBSEQUENT EVENT

On June 20, 2006, at a meeting of our Board of Directors (the “Board”), the Board approved the asset purchase agreement dated June 20, 2006, (the “Asset Purchase Agreement”), selling all or substantially all the assets of TMS, pursuant to a majority consent of the Company’s outstanding shareholders. Following receipt of consents from a majority of the Company’s shareholders, we completed the sale of substantially all the assets of TMS for cash of $10.5 million on August 2, 2006, less $0.4 million for the settlement of a subordinated note with the former owner of the TMS division, and a $0.8 million holdback for the working capital settlement in 90 days, as defined in the Asset Purchase Agreement. $5.3 million of the net proceeds were used to pay Capital Source all amounts due under the terms of the Debt Agreement, including a $1.0 million early termination fee, and to obtain releases for restrictions on our lockbox systems and Merrill Lynch account. The remaining portion will be used to fund continuing operations as we work on restructuring our finance structure.

Going forward, the operations and cash flows of our TMS division will be eliminated from the ongoing operations of the Company in the disposal transaction, and the Company will not have any significant continuing involvement in the operations of TMS after the disposal transaction. As such, this disposal plan will qualify for treatment as discontinued operations in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Therefore, the operating results of the TMS division will not be included in our results from continuing operations; instead, the results will be recorded as discontinued operations in our consolidated financial statements included in our Form 10-Q for the period ending September 30, 2006.

The assets and liabilities of discontinued operations are considered assets held for sale and liabilities associated with assets held for sale, respectively. TMS’s major classes of assets and liabilities as of June 30, 2006 and revenues and operating income for the six months ended June 30, 2006 are as follows:

As of June 30, 2006
Current assets	$3,371,478
Property and equipment, net	1,102,102
Other non-current assets	46,177

Total assets	$4,519,757

Current liabilities	$2,461,704
Other non-current liabilities	183,637

Total liabilities	$2,645,341

For the Six Months Ended June 30, 2006
Revenues	7,893,959
Operating income	279,200

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as the following, could cause our actual results during the remainder of fiscal 2006 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q:

•	Risks associated with our Debt Agreement, including rising interest rates;

•	Competition from other third-party providers and those of our clients and prospects who may decide to do the work that we do in-house;

•	Our ability to remain as a going concern;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Potential consumer saturation reducing the need for our services;

•	Certain needs for our growth;

•	Our dependence on the continuation of the trend toward outsourcing;

•	Dependence on the industries we serve;

•	The effect of changes in a drug’s life cycle;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and recent changes in management;

•	Reliance on our labor force;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

•	The effects of an interruption of our business;

•	The volatility of our stock price;

•	Risks associated with our stock trading on the OTC Bulletin Board;

•	Our inability to successfully operate our communication center in the Philippines;

•	Risk associated with executing our expansion strategy in the Philippines; and

•	Risk associated with managing the net proceeds from the TMS transaction.

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

Overall

The following is a tabular presentation of our revenue, gross profit and SG&A by operating segment for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2006	2005	2006	2005
Revenue
Pharmaceutical Segment	$3.5	$6.2	$8.4	$13.0
Business Services Segment	6.3	3.3	11.4	6.9

Total Revenue	$9.8	$9.5	$19.8	$19.9

Gross Profit
Pharmaceutical Segment	$1.6	$2.9	$3.8	$6.4
Business Services Segment	2.3	1.0	4.3	2.4

Total Gross Profit	$3.9	$3.9	$8.1	$8.8

SG&A
Pharmaceutical Segment	$1.8	$1.1	$3.7	$3.9
Business Services Segment	2.6	1.6	5.1	3.9
Other	0.7	1.5	1.2	1.4

Total SG&A	$5.1	$4.2	$10.0	$9.2

On August 3, 2006 we completed a transaction to sell substantially all of the assets of our TMS division for cash of $10.5 million. For the three and six month periods ended June 30, 2006, revenue of the TMS division was $3.5 million and $7.9 million, respectively, and TMS’s operating (loss) income, excluding Corporate overhead allocation, was $(5.4) thousand and $279.2 thousand, respectively. The revenues and operating losses/ income of TMS are included in the Pharmaceutical Segment information above.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Pharmaceutical Services

Revenues for the Pharmaceutical Services (“Pharmaceutical”) Segment decreased 43.5% in the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease was due to a reduction of revenue of $1.6 million in our medical education business. This reduction was caused primarily by a decrease in work being performed for three significant customers at our medical education division, which accounted for a loss in revenue of approximately $1.4 million when compared quarter over quarter. The further reduction was caused by a decrease in revenue of $1.1 million in our pharmaceutical communication business, which was primarily the result of a change in programs for two significant customers. One of these customers replaced an inbound program, which was in place in the second quarter of 2005 and ended in August 2005, with another similar program that has not shared the same success, thus causing a decrease in revenue. The other customer has two large programs, which previously had teleservice representatives dedicated to their programs only, but now utilize our shared pool of representatives that serve more than one client at a time. This change was requested by the customer due to budget cut-backs and has decreased the amount per billable hour that we charge the customer for these programs.

Gross profit as a percentage of revenues for the Pharmaceutical Segment for the three months ended June 30, 2006 decreased to 45.7%, compared to 46.8% for the three months ended June 30, 2005. The increase was primarily attributed to programs completed in the current quarter by our medical education division for which the related expenses came in under budget.

Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 51.4% for the three months ended June 30, 2006, compared to 17.7% for the three months ended June 30, 2005. The increase was primarily attributed to the decrease in revenues, along with management’s restricted ability to further reduce overhead expenditures without the risk of severely impacting its business needs. In addition, the increase is partially attributable to the favorable settlement of our litigation of MTI for $0.4 million and a net recovery from an insurance claim for flood damages at our Florida location of $0.2 million during the quarter ended June 30, 2005.

Business Services

Revenues for the Business Services (“Business”) Segment increased 90.9% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was primarily attributed to a $2.0 million increase in revenues domestically due to the acquisition of two significant new customers and from increased programs with two existing customers, along with the revenue generated in our Philippines communication center of $1.0 million that had not yet begun generating revenue as of the second quarter of 2005.

Gross profit as a percentage of revenues for the Business Segment increased to 36.5% for the three months ended June 30, 2006, from 30.3% for the three months ended June 30, 2005. The increase was primarily attributed to the $0.7 million gross profit contribution from the Philippines communication center.

Selling, general and administrative expenses as a percentage of revenues for the Business Segment decreased 7.2% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The decrease was primarily attributed to the increase in revenues generated from the Philippines and domestic communication centers.

Interest Expense

Our net interest expense increased slightly to $0.5 million for the three months ended June 30, 2006, compared to $0.4 million for the three months ended June 30, 2005, due primarily to the accretion of the discount on Convertible Notes and the additional interest on Convertible Note IV which was issued during March 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Pharmaceutical Services

Revenues for the Pharmaceutical Segment decreased 35.4% in the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The decrease was due to a reduction of revenue of $2.7 million in our medical education business. This reduction was caused primarily by a decrease in work being performed for significant customers along with programs not being awarded from potential customers at our medical education division. The further reduction was caused by a decrease in revenue of $1.9 million in our pharmaceutical communication business, which was primarily the result of a change in programs for two significant customers.

Gross profit as a percentage of revenues for the Pharmaceutical Segment for the six months ended June 30, 2006 decreased to 45.2%, compared to 49.2% for the six months ended June 30, 2005. The decrease was primarily attributed to a decrease in the first quarter of 2006 in outbound and pharmacy programs being performed at our pharmaceutical communication business, which generally have a higher margin.

Selling, general and administrative expenses as a percentage of revenues for the Pharmaceutical Segment increased to 44.0% for the six months ended June 30, 2006, compared to 30.0% for the six months ended June 30, 2005. The increase was primarily attributed to the decrease in revenues, along with the increase in certain overhead expenditures including management payroll, facilities rent and utilities. In addition, the increase is partially attributable to the favorable settlement of our litigation of MTI for $0.4 million and a net recovery from an insurance claim for flood damages at our Florida location of $0.2 million during the quarter ended June 30, 2005.

Business Services

Revenues for the Business Segment increased 65.2% in the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The increase was primarily attributed to a $2.7 million increase in revenues domestically due to the acquisition of two significant new customers and from increased programs with two existing customers, along with the revenue generated in our Philippines communication center of $1.8 million that did not begin generating revenue until September of 2005.

Gross profit as a percentage of revenues for the Business Segment increased to 37.7% for the six months ended June 30, 2006, from 34.8% for the six months ended June 30, 2005. The increase was primarily attributed to the $1.1 million gross profit contribution from the Philippines communication center.

Selling, general and administrative expenses as a percentage of revenues for the Business Segment decreased 11.8% for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The decrease was primarily attributed to the increase in revenues generated from the Philippines and domestic communication centers.

Interest Expense

Our net interest expense increased to $1.0 million for the six months ended June 30, 2006, compared to $0.8 million for the six months ended June 30, 2005 due primarily to the accretion of the discount on Convertible Notes and the additional interest on Convertible Note IV issued in March 2006.

Liquidity and Capital Resources

At June 30, 2006, we had an accumulated deficit of $78.4 million, and we had recurring losses from operations of $1.2 million and $1.9 million for the three and six months ended June 30, 2006, respectively.

Our focus continues to be on our business development team building our revenue pipeline. We continue to see improvements in the revenue pipeline and believe that building a more robust pipeline is an achievable task for the current business development team.

On August 3, 2006, we closed on a transaction to sell substantially all of the assets of TMS for cash of $10.5 million, subject to a $0.8 million hold back for working capital adjustments. The net proceeds from this transaction were used to pay $5.3 million to Capital Source, representing all amounts due under our Debt Agreement, and $0.4 million to settle a subordinated promissory note with a former owner of the division. The remaining funds will be used to fund operations. In addition, we are in the process of restructuring our $2.0 million subordinated unsecured note from one of our board members, and our $2.1 million Convertible Debt I, both of which mature during October 2006.

Our primary sources of liquidity consist of cash and cash equivalents. Our ultimate ability to continue as a going concern will depend on achieving or exceeding our planned revenues and restructuring our Current Loans, while managing costs to enable us to become profitable. Our current 2006 Operating Plan projects that cash available from planned revenue, combined with our cash and cash equivalents, and a restructuring or renegotiation of our Current Loans, will be adequate to defer the requirement for new funding for the next twelve months.

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

At June 30, 2006 and December 31, 2005, we had negative working capital of $4.3 million and $4.1 million, respectively. Cash and cash equivalents were $0.5 million at June 30, 2006, excluding $0.7 million of restricted cash under the terms of our Debt Agreement, compared to $1.8 million at December 31, 2005. The $0.7 million of restricted cash was released to us during August 2006 upon repayment of our Debt Agreement.

Net cash used in operating activities during the six months ended June 30, 2006 was $4.6 million, compared to net cash used in operating activities during the same period of 2005 of $3.7 million. The net increase was primarily due to the change in deferred revenue of $(1.6) million due to certain pharmaceutical customers requesting to be pre-billed at the end of the first half of 2005 for services not yet fully performed under our contracts, while such similar requests were not made at the end of the first half of 2006.

Net cash used in investing activities during the six months ended June 30, 2006 of $0.5 million did not change significantly in total compared to the $0.5 million used during the same period of 2005. However, additions to property and equipment decreased from $0.7 million in 2005 to $0.2 million in 2006 due to purchases made in 2005 for our operation in the Philippines. In addition, restricted cash increased by $0.5 million from the 2005 period to the 2006 period as a result of amendments to our Debt Agreement in 2006.

Net cash provided by financing activities was $3.9 million for the six months ended June 30, 2006, compared to net cash provided by financing activities of $4.2 million for the same period of 2005. The decrease was primarily due to less borrowings under our Debt Agreement of $2.4 million along with the receipt of proceeds of $1.0 million for common stock subscriptions in the first half of 2005 that were not received in the first half of 2006, offset by $2.0 million of proceeds from related party borrowings in May 2006, and $1.5 million of proceeds from Convertible Note IV issued in March 2006.

Credit Facility and Debt Agreement

On May 18, 2006, we entered into the Sixth Amendment to our Debt Agreement which provided an Overadvance of $1.5 million. In conjunction with the Sixth Amendment we received an executed commitment letter from Charles Weil, a member of our board of directors and stockholder of the Company, to provide us with a subordinated unsecured loan of $2.0 million, which was issued on June 12, 2006. The proceeds from this subordinated unsecured loan were received on May 24, 2006 and were used to repay the Overadvance and fund operations.

On June 20, 2006, at a meeting of our Board of Directors (the “Board”), the Board approved the asset purchase agreement dated June 20, 2006, (the “Asset Purchase Agreement”), selling all or substantially all the assets of TMS, pursuant to a majority consent of the Company’s outstanding shareholders. We received majority shareholder consent on August 2, 2006, and on August 3, 2006, we completed the sale of substantially all the assets of TMS for cash of $10.5 million less the settlement of a subordinated note with the former owner of the TMS division, and a $0.8 million holdback for the working capital settlement in 90 days (as defined in the Asset Purchase Agreement). $5.3 million of the net proceeds were used to pay Capital Source all amounts due under our Debt Agreement, including a $1.0 million early termination fee, and to obtain releases for restrictions on our lockbox systems and Merrill Lynch account. The remaining portion will be used to fund continuing operations as we work on restructuring our finance structure.

We expect that we will not be able to repay our $2.0 million subordinated unsecured loan from one of our board members or our $2.1 million Convertible Debt I on their maturity dates which occur during October 2006. Therefore we have begun discussions in an attempt to restructure or renegotiate the unsecured loan and Convertible Debt I; however until we do so, the holder of the unsecured loan will continue to receive additional warrants under the terms of the loan agreement and we will continue to pay interest on Convertible Debt I.

Contractual Obligations and Off Balance Sheet Arrangements

The following is a chart of the Company’s approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of June 30, 2006:

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$7,438,000	$7,438,000	$—	$—	$—
Convertible debt	5,750,000	2,100,000	3,650,000	—	—
Capital lease obligations	886,000	417,000	469,000	—	—
Operating leases	7,845,000	2,664,000	4,464,000	717,000	—
Insurance Financing	84,000	84,000	—	—	—

Total contractual obligations	$22,003,000	$12,703,000	$8,583,000	$717,000	$—

The Company has no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of doing business, we are exposed to market risk from changes in interest rates and are subject to interest rate risk on our Debt Agreement caused by changes in interest rates. Our ability to limit our exposure to market risk and interest rate risk is restricted as a result of our current cash management arrangements under the Debt Agreement. Accordingly, we are unable to enter into any derivative or similar transactions that could limit our exposure to market risk and interest rate risks. Our Debt Agreement provided for an interest rate of the greater of 7.0% or prime plus 2.75%. The prime rate is the prime rate published by the Wall Street Journal. A one percent change in the prime interest rate would result in a pre-tax impact to us on earnings of approximately $0.05 million.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing and summarizing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1A. RISK FACTORS

During the period covered by this Report, there have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24 2006, the Company held an annual meeting of the stockholders of the Common Stock to vote on the following matters: (1) to elect seven persons to the Company’s Board of Directors, and (2) to ratify the selection of BDO Seidman, LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2006.

The following table sets forth the votes for, against or withheld with respect to the election of the directors (Total shares outstanding on the record date were — 17,183,039.):

Director Nominee	Votes Cast For	Votes Withheld
Michael Dornemann	10,967,294	3,327
Shawkat Raslan	10,966,074	4,547
Orhan Sadik-Khan	10,967,294	3,327
Frederick Thorne	10,967,294	3,327
Carl Tiedemann	10,967,294	3,327
Charles Henri Weil	10,967,294	3,327
Alfonso Yuchengco, III	10,967,294	3,327

With respect to the ratification of the selection of BDO Seidman, LLP as the independent registered public accounting firm, 10,967,996 votes were cast for this matter (63.83% of outstanding), 1,401 votes were cast against this matter (0.01% of outstanding) and there were 1,225 (0.01% of outstanding) abstentions.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10(fffff)	Subordinated Note, dated June 12, 2006, by and between Company and Charles Henri Weil (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on June 15, 2006).

10(ggggg)	Warrant Certificate, dated June 12, 2006, by and between Company and Charles Henri Weil (incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed on June 15, 2006).

10(hhhhh)	Subordination Agreement, dated June 12, 2006, by and among CapitalSource Finance, LLC, the Company, and Charles Henri Weil (incorporated by reference to Exhibit 99.3 to the Company’s 8-K filed on June 15, 2006).

10(iiiii)	Asset Purchase Agreement, dated June 20, 2006, by and among, Access Worldwide, Telemanagement Services, Inc. and TMS Professional Markets Group, LLC (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on June 22, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: August 14, 2006	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: August 14, 2006	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description

10(fffff)	Subordinated Note, dated June 12, 2006, by and between Company and Charles Henri Weil (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on June 15, 2006).

10(ggggg)	Warrant Certificate, dated June 12, 2006, by and between Company and Charles Henri Weil (incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed on June 15, 2006).

10(hhhhh)	Subordination Agreement, dated June 12, 2006, by and among CapitalSource Finance, LLC, the Company, and Charles Henri Weil (incorporated by reference to Exhibit 99.3 to the Company’s 8-K filed on June 15, 2006).

10(iiiii)	Asset Purchase Agreement, dated June 20, 2006, by and among, Access Worldwide, Telemanagement Services, Inc. and TMS Professional Markets Group, LLC (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on June 22, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer