Form 10-Q
period 2006-09-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2006-11-14
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23489

Access Worldwide Communications, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-1309227
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1820 N. Fort Myer Drive, Arlington, VA	22209
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (703) 292 5210

Securities registered pursuant to Section 12(b) of the Act:

Title of each class.	Name of each exchange on which registered.
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐             Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of November 9, 2006 was 17,340,065.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,974,657	$1,755,926
Restricted cash	123,000	314,000
Accounts receivable, net of allowance for doubtful accounts of $96,243 and $61,994, respectively	5,515,779	7,297,583
Unbilled receivables	650,259	228,083
Other assets, net	1,075,196	785,257

Total current assets	11,338,891	10,380,849
Property and equipment, net	3,237,356	5,025,158
Restricted cash	343,000	466,000
Other assets, net	286,122	390,822

Total assets	$15,205,369	$16,262,829

LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of indebtedness	$467,255	$4,876,381
Current portion of indebtedness - related parties	2,000,000	352,334
Convertible Notes, net	2,082,246	1,768,584
Accounts payable	697,286	1,878,856
Accrued expenses	1,066,162	2,204,267
Grants payable	—	80,000
Accrued salaries, wages and related benefits	750,474	736,797
Customer Deposits	988,979	1,084,378
Deferred revenue	300,567	1,435,619
Accrued interest and other related party expenses	—	59,512

Total current liabilities	8,352,969	14,476,728
Long-term portion of indebtedness	364,131	669,441
Other long-term liabilities	552,425	796,418
Convertible Notes, net	3,132,438	1,380,564
Mandatorily redeemable preferred stock, $.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	16,401,963	21,323,151

Commitments and contingencies
Common stockholders’ deficit:
Common stock, $.01 par value: voting: 20,000,000 shares authorized; 17,340,065 and 16,616,219 shares issued and outstanding, respectfully	173,401	166,162
Additional paid-in capital	70,664,806	70,389,446
Accumulated deficit	(72,034,801)	(75,602,730)
Deferred compensation	—	(13,200)

Total common stockholders’ deficit	(1,196,594)	(5,060,322)

Total liabilities and common stockholders’ deficit	$15,205,369	$16,262,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$8,156,021	$3,919,196	$20,468,535	$13,983,821
Cost of revenues	4,975,920	2,767,133	12,433,144	9,592,376

Gross profit	3,180,101	1,152,063	8,035,391	4,391,445
Selling, general and administrative expenses	3,340,636	3,204,148	10,087,265	9,417,367

Loss from operations	(160,535)	(2,052,085)	(2,051,874)	(5,025,922)
Interest income	24,741	4,931	65,154	12,347
Interest expense—related parties	(25,250)	(22,938)	(96,573)	(68,813)
Interest expense	(1,806,607)	(457,365)	(2,751,825)	(1,235,949)
Other income	84,421	299,780	531,689	924,560

Loss from continuing operations	(1,883,230)	(2,227,677)	(4,303,429)	(5,393,777)

Discontinued operations (Note 8)
Income (loss) from discontinued operations	95,799	211,011	(328,262)	2,116,778
Gain on disposal of segment, net of income tax expense of $0	8,199,620	—	8,199,620	—

	8,295,419	211,011	7,871,358	2,116,778

Net income (loss) before deemed dividend	6,412,189	(2,016,666)	3,567,929	(3,276,999)
Deemed dividend – warrants issued to certain stockholders	—	(740,000)	—	(740,000)

Net income (loss)	$6,412,189	$(2,756,666)	$3,567,929	$(4,016,999)

Basic and diluted income (loss) per share of common stock
Continuing operations	$(0.11)	$(0.16)	$(0.25)	$(0.45)

Discontinued operations	$0.48	$0.02	$0.46	$0.18

Net income (loss)	$0.37	$(0.20)	$0.21	$(0.34)

Weighted average common shares outstanding	17,340,065	13,599,552	17,193,204	11,909,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2005	16,616,219	$166,162	$70,389,446	$(75,602,730)	$(13,200)	$(5,060,322)
Common stock warrants exercised	553,500	5,535	—	—	—	5,535
Common stock issued for services	121,199	1,212	96,288	—	—	97,500
Common stock issued to pay accrued bonus	49,147	492	24,082	—	—	24,574
Reversal of intrinsic value of deferred compensation	—	—	(13,200)	—	13,200	—
Share based compensation expense	—	—	84,190	—	—	84,190
Value of warrant issued in connection with note payable to related party	—	—	84,000	—	—	84,000
Net income	—	—	—	3,567,929	—	3,567,929

Balance, September 30, 2006	17,340,065	$173,401	$70,664,806	$(72,034,801)	—	$(1,196,594)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,567,929	$(3,276,999)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	821,563	635,901
Amortization of deferred financing costs	510,273	63,511
Accretion of discount on Convertible Notes	565,536	537,605
Provision for (recovery of) doubtful accounts	89,695	(65,693)
Deferred compensation	7,875	11,075
Share based compensation expense	84,190	—
Gain on sale of discontinued operations	(8,199,620)	—
Common stock issued for Board of Director fees and bonus	122,073
Changes in assets and liabilities from discontinued operations	566,586	(250,798)
Changes in operating assets and liabilities:
Accounts receivable	(2,337,790)	312,342
Unbilled receivables	(422,176)	(129,897)
Grant payable	(80,000)	—
Other assets	(137,636)	(224,284)
Accounts payable, grants payable and accrued expenses	(957,029)	(2,456,606)
Accrued salaries, wages and related benefits	443,682	(24,641)
Accrued interest and related party expenses	(46,911)	44,060
Deferred revenues	(450,489)	966,936
Customer deposits	90,656	261,125

Net cash used in operating activities	(5,761,593)	(3,596,363)

Cash flows from investing activities:
Additions to property and equipment, net	(175,907)	(2,087,317)
Additions to property and equipment from discontinued operations, net	(187,549)	(229,852)
Net proceeds from sale of discontinued operations	9,751,470
Increase (decrease) in restricted cash	314,000	(632,000)

Net cash provided by (used in) investing activities	9,702,014	(2,949,169)

Cash flows from financing activities:
(Payments) borrowings under capital leases	(295,678)	880,357
Proceeds from issuance of common stock	—	1,000,000
Proceeds from exercise of common stock options and warrants	5,535	7,370
Net (payments) borrowings under Debt Agreement	(4,454,388)	482,662
Proceeds from insurance financing, net	15,175	63,149
Borrowings under note payable to related party	2,000,000	—
Payment of subordinated note from discontinued operations	(352,334)	—
Proceeds from issuance of Convertible Notes	1,500,000	2,254,951
Loan origination fees	(140,000)	(40,000)

Net cash (used in) provided by financing activities	(1,721,690)	4,648,489

Net increase (decrease) in cash and cash equivalents	2,218,731	(1,897,043)
Cash and cash equivalents, beginning of period	1,755,926	2,570,546

Cash and cash equivalents, end of period	$3,974,657	$673,503

Non-cash investing and financing activities:
Equipment acquisitions through capital leases	20,455	—
Warrants issued with note payable	84,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

Access Worldwide Communications, Inc. (“Access”, “we”, “our”, “us” or the “Company”) provides a variety of sales, education and customer service programs to clients in the pharmaceutical, telecommunications, financial services and media industries and have historically reported under the Pharmaceutical and Business Services segments. On August 3, 2006, we completed a strategic transaction which resulted in the sale of our TMS Professional Markets Group (Note 8). Subsequent to the transaction, we are a company focused primarily on Business Process and Sales Outsourcing (“BPO”) and therefore have changed our reporting segments to Domestic and International geographical segments.

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

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of our business and our financial statements, the condensed interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005, which are included in our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2006.

2. RESTRICTED CASH

We obtained a letter of credit (“Letter of Credit”) in the amount of $834,000 issued to the landlord of our Maryland communication center. The Letter of Credit was collateralized by a certificate of deposit in the same amount. Therefore, such certificate of deposit is classified as restricted cash of $466,000 and $780,000 in the accompanying consolidated balance sheets at September 30, 2006 and December 31, 2005, respectively.

The amount of the Letter of Credit and restricted cash will be reduced on each anniversary of the lease agreement through May 2011. The balance of the Letter of Credit will be reduced to the amount shown on each anniversary date as follows:

May 2007	$343,000
May 2008 through 2010	221,000

3. STOCK-BASED COMPENSATION

Incentive Stock Plans

We maintain an incentive stock option plan that provides for the grants of stock options to our directors, officers and key employees. As of September 30, 2006, there were 482,047 shares of common stock available for issuance under our stock option plan. Under the stock option plan, stock options must be granted at an option price equal to the closing market price of the stock on the date the stock option was awarded. Stock options granted under the plan become exercisable over three or five years, as determined by the Stock Option Committee, in equal annual installments after the date of grant. All stock options granted expire ten years from the date of grant.

There were no stock options granted or exercised during the third quarter of 2006. As of September 30, 2006, there was approximately $254,000 of total unrecognized share based compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 7.3 years.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

The table below illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted in the third quarter of 2005 for the three and nine months ended September 30, 2005.

	September 30, 2005
	Three Months	Nine Months
Net loss, as reported	$(2,756,666)	$(4,016,999)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effect	1,650	4,950
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effect	(36,939)	(108,741)

Pro forma net loss	$(2,791,955)	$(4,120,790)

Loss per share:
Basic and diluted – as reported	$(0.20)	$(0.34)
Basic and diluted – pro forma	$(0.21)	$(0.35)

Valuation and Expense Information under SFAS No. 123R

The adoption of SFAS No. 123R had a negligible impact on our net income (loss) for three quarters ended September 30, 2006. Accordingly, the adoption of SFAS No. 123R did not have an effect on income (loss) per share for the three quarters ended September 30, 2006. We recorded share based compensation costs of approximately $20,000, $40,000 and $24,000 for the three quarters ended September 30, 2006, respectively.

As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees-directors, senior management and all other employees, based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed. The effect of actual forfeitures for the three quarters ended September 30, 2006 were $11,020, $0 and $7,607, respectively and the estimated forfeiture rate for the three quarters ended September 30, 2006 were 8%, 8% and 8%, respectively.

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a Black-Scholes-Merton option-pricing formula, applying the following assumptions, and amortize that value to expense over the option’s vesting period using the straight-line attribution approach:

September 30, 2006
Expected term (in years)	6.5
Risk-free interest rate	4.67%
Expected volatility	106%
Expected dividend yield	0%

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

4. LOSS PER COMMON SHARE

The information required to compute basic and diluted net income (loss) per share is as follows:

2006:	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Weighted average number of common shares outstanding – basic	17,340,065	17,193,204

Weighted average number of common and common equivalent shares outstanding – dilutive*	17,340,065	17,193,204

2005:	For the Three Months Ended September 30,	For the Six Months Ended September 30,
Weighted average number of common shares outstanding – basic	13,599,552	11,909,830

Weighted average number of common and common equivalent shares outstanding – dilutive*	13,599,552	11,909,830

*	Since the effects of the stock options, warrants, and Convertible Notes are anti-dilutive for the three and nine months ended September 30, 2006, and 2005, these effects representing 1,321 and 28,973 and 136,353 and 260,742 common shares, respectively, have not been included in the calculation of dilutive earnings per share.

5. INDEBTEDNESS

Our borrowings consist of the following:

	September 30, 2006	December 31, 2005
Revolving Credit, Term Loan and Security Agreement (collectively the “Debt Agreement”)	$—	$4,454,388
6% subordinated promissory note due to former stockholder of TeleManagement Services (“TMS”); interest at default rate of 10% per year. Principal and interest payments restricted per subordination agreement to the Debt Agreement	—	352,334
Subordinated unsecured promissory note payable to related party	2,000,000	—
Deferred Financing	45,819	30,643
Capital leases payable in monthly installments through May 2010	785,567	1,060,791

	2,831,386	5,898,156
Less: current portion	(2,467,255)	(5,228,715)

	$364,131	$669,441

We paid cash of approximately $843,042 and $598,711 for interest on our borrowings for the nine months ended September 30, 2006 and 2005, respectively. Additional information regarding our long-term debt structure can be found in our 2005 Annual Report on Form 10-K, filed with the SEC on April 17, 2006.

On May 24, 2006, we entered into a $2.0 million subordinated unsecured promissory note agreement (the “Note”) with Charles Weil, a member of our board of directors and one of our stockholders. The Note has a constant maturity of four months which requires us to issue a warrant to purchase 200,000 shares of our common stock for each four month period the Note remains unpaid. The warrants are fully vested upon issuance and have an exercise price of $0.01 per share and a term of ten years.

We have estimated the fair value of the warrants issued to date to be $84,000 using a Black-Scholes pricing model, which has been recorded as loan origination fees, and is being amortized to interest expense over the four month period. The proceeds of the Note were used to repay an Overadvance with CapitalSource, LLC (“Capital Source”) and to fund continuing operations.

At our June 20, 2006, Board of Directors (the “Board”) meeting, our Board approved the asset purchase agreement dated June 20, 2006, (the “Asset Purchase Agreement”), to sell all or substantially all the assets of TMS, pursuant to a majority consent from our outstanding stockholders. Following receipt of consents from a majority of our stockholders, we completed the sale of substantially all the assets of TMS for cash of $10.5 million on August 3, 2006, less $0.4 million for the settlement of a subordinated note with the former stockholder of TeleManagement Services, accrued interest and a $0.8 million holdback for the working capital settlement in 90 days, as defined in the Asset Purchase Agreement. The remaining $5.3 million was used to pay Capital Source all amounts due under the terms of the Debt Agreement, including a $1.0 million early termination fee classified within interest expense and to obtain releases for restrictions on our lockbox systems and Merrill Lynch account. The remaining portion will be used to fund continuing operations and to fund our growth.

6. CONVERTIBLE NOTES

In conjunction with our Debt Agreement, on July 15, 2003 (the “Effective Date”), we completed a private placement of $2.1 million of Convertible Notes and warrants (“Convertible Notes I) to purchase up to 1.05 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes I were used to fund working capital and operations. The Convertible Notes I have a 39 month term, bearing interest at a rate of 5% and are convertible after one year from the Effective Date of the Convertible Notes I into our common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing July 15, 2004. Interest on the Convertible Notes I is paid quarterly, provided we are in compliance with the covenants of our Debt Agreement. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due under our Debt Agreement have been paid or (ii) Capital Source has consented to the payment. As of the year ended December 31, 2005, warrants related to Convertible Notes I were exercised to purchase 975,000 shares of Common Stock, for cash proceeds of $9,750 with 75,000 shares of common stock remain to be exercised. No warrants were exercised in 2006.

On August 24, 2004, we filed a registration statement on Form S-3 to permit a public offering and sale of shares of common stock into which the Convertible Notes I are convertible, and of the shares of common stock issueable upon exercise of the warrants. The registration statement was declared effective on September 7, 2004.

We have recorded a debt discount of approximately $1,281,000 consisting of the intrinsic value of the beneficial conversion option of $441,000 and the portion of the proceeds allocated to the warrants of $840,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the Convertible Notes I. The debt discount is being amortized over the contractual life of the Convertible Notes I as additional interest expense using the effective interest method (Note 10).

At September 30, 2006 and December 31, 2005, the balance of our debt discounts associated with our $5.75 million Convertible Notes is approximately $0.54 million and $1.1 million, respectively. We accreted approximately $0.6 million and $0.5 million of the debt discount as interest expense for the three and nine month period ended September 30, 2006 and 2005, respectively. Additional information regarding our Convertible Notes can be found in our 2005 Annual Report on Form 10-K, filed with the SEC on April 17, 2006.

7. INCOME TAXES

The effective tax rate used by us for the nine month periods ended September 30, 2006 and 2005 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the Company’s deferred tax assets.

8. DISCONTINUED OPERATIONS

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, we have reclassified as discontinued operations, the operations of our TMS Professional Markets Group (“TMS”), a provider of highly professional pharmaceutical marketing services in a variety of therapeutic categories, which was sold on August 3, 2006 for $10.5 million less $0.4 million for the settlement of a subordinated note with the former stockholder of TeleManagement Services, accrued interest and a $0.8 million holdback for the working capital settlement in 90 days, as defined in the Asset Purchase Agreement. We realized a net gain, including operations through July 31, 2006, of $8.2 million on the disposal of the segment, net of income tax expense and expenses incurred in connection with the transaction during the period ended September 30, 2006.

In addition to the classification of the gain on the disposal of the segment as discontinued operations, we reclassified the income (loss) from the operations of the segments, net of the related income tax (benefit) expense, for the period from January 1, 2006 until the date of the transaction and for the nine months ended September 30, 2006 and the three and nine month period ended September 30, 2005 to discontinued operations in the accompanying statements of income. Revenues and statement of income for TMS were:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues	$1,184,763	$4,536,017	8,617,564	14,357,411
Operating income (loss)	97,295	218,430	(315,512)	2,135,926
Net income per share	$0.01	$0.16	$(0.00)	$0.18

The TMS assets and liabilities as of July 31, 2006 were as follows:

Cash	$860,682
Accounts receivable, net	$3,303,986
Prepaid expenses	$101,974
Property and equipment	$1,062,757
Other assets	$46,177

Total assets	$5,375,576

Accounts payable	$1,888,103
Accrued expenses	$407,078
Other liabilities	$789,435

Total liabilities	$3,084,616

9. SEGMENTS

Our reportable segments are strategic business units that offer similar products and services out of different geographical regions.

Our reportable segments are as follows:

•	Domestic Segment—provides business process and sales outsourcing within the United States.

•	International Segment—provides business process and sales outsourcing outside of the United States.

•	Other Segment—provides medical education business marketing services.

We evaluate the performance of our segments and allocate resources based on gross margin, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net income (loss). The tables below present information about our reportable segments for our continuing operations used by our chief operating decision-maker as of and for the three and nine months ended September 30, 2006 and 2005.

		Domestic	International	Other	Segment Total	Reconciliation	Total
Revenues
Three months ended	2006	$5,948,152	$1,457,204	$750,665	$8,156,021	$—	$8,156,021
	2005	3,237,949	28,695	652,552	3,919,196	—	3,919,196
Nine months ended	2006	15,972,335	3,272,580	1,223,620	20,468,535	—	20,468,535
	2005	10,091,884	28,695	3,863,242	13,983,821	—	13,983,821

Gross profit
Three months ended	2006	2,135,035	891,445	153,621	3,180,101	—	3,180,101
	2005	883,144	25,718	243,201	1,152,063	—	1,152,063
Nine months ended	2006	5,593,950	2,011,143	430,298	8,035,391	—	8,035,391
	2005	3,309,648	25,718	1,056,079	4,391,445	—	4,391,445

Operating (loss) income
Three months ended	2006	205,696	307,067	382	513,145	(673,680)	(160,535)
	2005	(1,196,411)	(170,113)	(195,714)	(1,562,238)	(489,847)	(2,052,085)
Nine months ended	2006	(607,014)	598,159	(139,140)	(147,995)	(1,903,879)	(2,051,874)
	2005	(2,689,726)	(269,192)	(293,774)	(3,252,692)	(1,773,230)	(5,025,922)

EBITDA (1)
Three months ended	2006	334,524	423,346	10,256	768,126	(668,573)	99,553
	2005	(1,005,610)	(128,033)	(184,707)	(1,318,350)	(485,031)	(1,803,381)
Nine months ended	2006	(155,340)	923,120	(109,518)	658,262	(1,888,573)	(1,230,311)
	2005	(2,134,421)	(226,274)	(269,344)	(2,630,039)	(1,759,982)	(4,390,021)

Depreciation and amortization expense
Three months ended	2006	128,828	116,279	9,874	254,981	5,107	260,088
	2005	190,801	42,080	11,007	243,888	4,816	248,704
Nine months ended	2006	451,672	324,961	29,622	806,255	15,308	821,563
	2005	555,305	42,918	24,430	622,653	13,248	635,901

(1)	Our Chief Operating decision maker believes that earnings before interest, income taxes, depreciation and amortization (EBITDA) is a useful financial metric to assess our operating performance before the impact of investing and financing transactions and income taxes. It also facilitates comparison between us and our competitors. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods because it eliminates depreciation and amortization expense attributable to capital expenditures. The use of EBITDA has certain limitations.

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

Three Months Ended September 30,	2006	2005
Net income (loss)	$6,412,189	$(2,756,666)
Interest expense, net	1,807,116	475,372
Other income	(84,421)	(299,780)
Depreciation and amortization expense	260,088	248,704
Discontinued operations	(8,295,419)	(211,011)
Deemed dividend		740,000

EBITDA	$99,553	$(1,803,381)

Nine Months September June 30,	2006	2005
Net income (loss)	$3,567,929	$(4,016,999)
Interest expense, net	2,783,244	1,292,415
Other income	(531,689)	(924,560)
Depreciation and amortization expense	821,563	635,901
Discontinued operations	(7,871,358)	(2,116,778)
Deemed dividend		740,000

EBITDA	$(1,230,311)	$(4,390,021)

10. SUBSEQUENT EVENT

On October 13, 2006 (the “Amendment Date”), we amended our 5% Convertible Promissory Note, dated July 15, 2003 (the “Amendment”). The Amendment changed (a) the original maturity date of the 5% Convertible Promissory Note dated July 15, 2003 (“Convertible Note I”) from October 15, 2006 to October 1, 2009, and (b) the conversion rate from one (1) share of Company common stock, par value $0.01 (the “Common Stock”) per dollar invested, to two (2) shares of Common Stock per dollar invested. Prior to the Amendment Date, we contacted the Holders of Convertible Note I (the “Holders”) and offered each, the following options: (a) to convert their Convertible Note I to shares of our common stock, par value $0.01, (b) to receive a payout of principal and any accrued and unpaid interest as set forth in Convertible Note I, or (c) to reinvest their Convertible Note I with us in return for the additional consideration set forth in the Amendment. Approximately $1.985 million of the Holders agreed to reinvest in the Company. The sale of the underlying shares associated with the Amendment was exempt from registration under the Securities Act of 1933 as a private offering to accredited investors under Section 4(2) of the Securities Act.

The Amended Convertible Note I (“Convertible I”) matures the earlier of (a) October 1, 2009 or (b) a change of control. The Holder of the amended notes may convert all or any part of the principal amount of the Convertible I, and any accrued and unpaid interest thereon, into our common stock, at any time after the Amendment Date and until all principal and accrued interest thereon is paid in full, at a conversion price equal to $0.50 per share, as adjusted as provided herein, such that the holder of the Convertible I shall be entitled to receive upon conversion of all or any part of the Convertible I, that number of shares equal to the principal outstanding (and any accrued and unpaid interest thereon) divided by the conversion price.

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as the following, could cause our actual results during the remainder of fiscal 2006 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q:

•	The availability and adequacy of our cash flow to meet Company requirements, including payment of loans;

•	Our ability to continue as a going concern;

•	Competition from other third-party providers and those of our clients and prospects who may decide to do the work that we do in-house;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Our dependence on the continuation of the trend toward outsourcing;

•	Dependence on the industries we serve;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and recent changes in management;

•	Reliance on our labor force;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

•	The effects of an interruption of our business;

•	The volatility of our stock price;

•	Risks associated with our stock trading on the OTC Bulletin Board;

•	Our inability to successfully operate our communication center in the Philippines; and

•	Our inability to successfully operate the Company after the sale of all or substantially all the assets of the Company’s TMS Professional Markets Group division.

In addition, under the heading “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, we describe various estimates and assumptions we make that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. Future revisions to these estimates and assumptions may cause these amounts, when reported, to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to Access Worldwide Communications, Inc. and our subsidiaries are expressly qualified in their entirety by the foregoing factors.

Results of Operations

Overview

We provide a variety of sales, education and customer service programs to clients in the pharmaceutical, telecommunications, financial services and media industries and have historically reported under the Pharmaceutical and Business Services segments. On August 3, 2006, we completed a strategic transaction which resulted in the sale of our TMS Professional Markets Group. Subsequent to the transaction, we are a company focused primarily on Business Process and Sales Outsourcing (“BPO”) and therefore have changed our reporting segments to Domestic and International geographical segments.

Overall

The following is a tabular presentation of our revenue, gross profit and SG&A by operating segment for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2006	2005	2006	2005
Revenue
Domestic	$5.9	$3.2	$16.0	$10.1
International	1.5	0.0	3.3	0.0
Other	0.8	0.7	1.2	3.9

Total Revenue	$8.2	$3.9	$20.5	$14.0

Gross Profit
Domestic	$2.1	$0.9	$5.6	$3.3
International	0.9	0.0	2.0	0.0
Other	0.2	0.3	0.4	1.1

Total Gross Profit	$3.2	$1.2	$8.0	$4.4

SG&A
Domestic	$1.9	$2.1	$6.2	$6.0
International	0.6	0.2	1.4	0.3
Other	0.9	0.9	2.5	3.1

Total SG&A	$3.4	$3.2	$10.1	$9.4

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Domestic Services

Revenues for the Domestic Services (“Domestic”) Segment increased 84% in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase is attributed to the following: a) production hours from a new client retained in 2006, and b) increased production hours performed for two of our existing clients.

Gross profit as a percentage of revenues for the Domestic Segment for the three months ended September 30, 2006 increased to 35.6%, compared to 28.1% for the three months ended September 30, 2005. The increase was primarily attributed to increased revenues, increased productivity and improved performance goals on several of our programs.

Selling, general and administrative expenses as a percentage of revenues for the Domestic Segment decreased to 32.2% for the three months ended September 30, 2006, compared to 65.6% for the three months ended September 30, 2005. The decrease was primarily attributed to the increase in revenues and offset by the increased cost to reopen and run the Maryland communication center.

International Services

Revenues for the International Services (“International”) segment increased 100% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The increase is attributed to three full months of production hours from our International segment which opened for business during the last week of September 2005.

Gross profit as a percentage of revenues for the International segment increased to 60% for the three months ended September 30, 2006, from 0% for the three months ended September 30, 2005. The increase was primarily attributed to our communication center being fully operational in 2006.

Selling, general and administrative expenses as a percentage of revenues for the International Segment increased to 40% for the three months ended September 30, 2006 compared to 0% for the three months ended September 30, 2005. The increase is attributed to costs incurred to run a fully functional communication center as opposed to costs incurred prior to getting the communication center up and running.

Interest Expense

Our net interest expense increased to $1.8 million for the three months ended September 30, 2006, compared to $0.5 million for the three months ended September 30, 2005. The increase was primarily due to a $1.0 million early termination fee paid to Capital Source and the write- off of the remaining loan origination fees of approximately $357,000.

Nine Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Domestic Services

Revenues for the Domestic Segment increased 60% in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The increase is related to the reopening of our Maryland communication center due to a new client retained in 2006 and increased production hours performed for two of our existing clients.

Gross profit as a percentage of revenues for the Domestic Segment for the nine months ended September 30, 2006 increased to 35%, compared to 33% for the nine months ended September 30, 2005. The increase was primarily attributed to increased revenues, increased productivity and improved performance goals on several of our programs.

Selling, general and administrative expenses as a percentage of revenues for the Domestic Segment decreased to 38.8% for the nine months ended September 30, 2006, compared to 60% for the nine months ended September 30, 2005. The decrease is primarily attributed to the increase in revenues and offset by the increased cost to reopen and run the Maryland communication center. Management is continuing to monitor cost closely.

International Services

Revenues for the International Segment increased 100% in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The increase is attributed to nine full months of production hours from our International segment which opened for business during the last week of September 2005.

Gross profit as a percentage of revenues for the International Segment increased to 60.6% for the nine months ended September 30, 2006, from 0% for the nine months ended September 30, 2005. The increase was primarily attributed to the communication center being open for nine months in 2006.

Selling, general and administrative expenses as a percentage of revenues for the International Segment decreased 42.4% for the nine months ended September 30, 2006, compared to 0% the nine months ended September 30, 2005. The increase was primarily attributed to the center being open for nine months in 2006.

Interest Expense

Our net interest expense increased to $2.8 million for the nine months ended September 30, 2006, compared to $1.3 million for the nine months ended September 30, 2005. The increase was primarily due to a $1.0 million early termination fee paid to Capital Source and the write-off of the remaining loan origination fees of approximately $357,000.

Liquidity and Capital Resources

At September 30, 2006 and December 31, 2005, we had working capital of $2.9 million and $(4.1) million, respectively. Cash and cash equivalents were $4.0 million at September 30, 2006, compared to $1.8 million at December 31, 2005.

Net cash used in operating activities during the nine months ended September 30, 2006 was $5.8 million, compared to $3.6 million during the nine months ended September 30, 2006. The net increase was primarily attributed to a decrease in accounts payable, deferred revenues, and a decrease in accounts receivables and unbilled receivables.

Net cash provided by investing activities during the nine months ended September 30, 2006 was $9.7 million, compared to $2.9 million in net cash used in investing activities during the nine months ended September 30, 2005. The increase is primarily attributed to the net proceeds received from the sale of all or substantially all the assets of our TMS Professional Markets Group division, and the decrease in restricted cash.

Net cash used in financing activities was $1.7 million for the nine months ended September 30, 2006, compared to net cash provided by financing activities of $4.6 million for the nine months ended September 20, 2005. The decrease was primarily attributed to the repayment of all amounts due under our Debt Agreement, repayment of our subordinated promissory note to a former stockholder of TeleManagement Services set by borrowing under subordinated unsecured promissory notes.

Credit Facility and Debt Agreement

On May 24, 2006, we entered into a $2.0 million subordinated unsecured promissory note agreement (the “Note”) with Charles Weil, a member of our board of directors and one of our major shareholders. The Note has a constant maturity of four months which requires us to issue a warrant to purchase 200,000 shares of our common stock for each four month period the Note remains outstanding. The warrants are fully vested upon issuance and have an exercise price of $0.01 per share and a term of ten years.

We have estimated the fair value of the warrants issued to date to be $84,000 using a Black-Scholes pricing model, which have been recorded as loan origination fees, and are being amortized to interest expense over the four month period. The proceeds of the Note were used to repay an Overadvance with Capital Source and to fund continuing operations.

On June 20, 2006, the Board of Directors (the “Board”) approved the asset purchase agreement of the same date (the “Asset Purchase Agreement”), to sell all or substantially all the assets of TMS, pursuant to a majority consent from our outstanding shareholders (the “Asset Sale”). On July 31, 2006, we received Shareholder Approval from a majority of our shareholders and on August 3, 2006, we completed the Asset Sale for cash proceeds of $10.5 million, less $0.4 million for the settlement of a subordinated promissory note with a former stockholder of TeleManagement Services, and a $0.8 million holdback for the working capital settlement in 90 days, as defined in the Asset Purchase Agreement. The remaining $5.3 million was used to pay Capital Source all amounts due under the terms of the Debt Agreement, including a $1.0 million early termination fee, and to obtain releases for restrictions on our lockbox systems and Merrill Lynch account. The remaining portion will be used to fund continuing operations.

We expect to meet our short-term liquidity requirements through net cash provided by operations, net proceeds remaining from the Asset Sale, and our cash and cash equivalents. We believe that these sources of cash will be sufficient to meet our operating needs and planned capital expenditures for at least the next twelve months.

Contractual Obligations and Off Balance Sheet Arrangements

The following is a chart of our approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of our liquidity as of September 30, 2006:

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$2,000,000	$2,000,000	$—	$—	$—
Convertible debt	5,750,000	2,100,000	3,650,000	—	—
Capital lease obligations	786,000	422,000	364,000	—	—
Operating leases	6,927,000	2,503,000	3,851,000	573,000	—
Insurance Financing	84,000	84,000	—	—	—

Total contractual obligations	$15,547,000	$7,109,000	$7,865,000	$573,000	$—

We have no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing and summarizing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1A. RISK FACTORS

During the period covered by this Report, there have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about July 28, 2006, we solicited the stockholders for the purpose of acquiring their written consent to approve the sale of all or substantially all of the assets of Telemanagement Services, Inc. (“Telemanagement Services”) d/b/a TMS Professional Markets Group, a division and wholly owned subsidiary of the Company (the “Asset Sale”) to TMS Professional Markets Group, LLC, a Delaware limited liability company, pursuant to that certain Asset Purchase Agreement, dated as of June 22, 2006 (the “Asset Purchase Agreement”). The close of business on June 22, 2006 was fixed by the Board as the record date for the determination of stockholders entitled to notice of, and to consent on the Asset Purchase Agreement and the Asset Sale.

In order for the Asset Sale to become effective, we had to receive not less than the minimum number of votes necessary to approve the sale of all or substantially all the assets of Telemanagement Services at a meeting at which all stockholders having a right to vote thereon were present and voted having duly consented in writing to the aforementioned sale.

On July 31, 2006, we received stockholder approval with 10,530,882 votes cast for this matter, representing 60.73% of the outstanding shares eligible to vote. There were no votes cast against nor votes cast to abstain.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10(jjjjj)	Payoff Letter for the Revolving Credit, Term Loan and Security Agreement dated as of June 10, 2003, by and among Access Worldwide Communications, Inc., and its subsidiaries, the Lenders party thereto and CapitalSource Finance, LLC, as agents for the Lenders (as amended, supplemented or otherwise modified to date), dated August 3, 2006.

10(kkkkk)	Acknowledgment letter to the Securities and Exchange Commission dated September 27, 2006, from BDO Seidman, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s 8-K filed September 28, 2006).

10(lllll)	First Amendment to the 5% Convertible Promissory Note, by and between Access Worldwide and the Holder, dated October 13, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on June 22, 2006).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: November 14, 2006	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: November 14, 2006	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit No.	Exhibit Description
10(jjjjj)	Payoff Letter for the Revolving Credit, Term Loan and Security Agreement dated as of June 10, 2003, by and among Access Worldwide Communications, Inc., and its subsidiaries, the Lenders party thereto and CapitalSource Finance, LLC, as agents for the Lenders (as amended, supplemented or otherwise modified to date), dated August 3, 2006.

10(kkkkk)	Acknowledgment letter to the Securities and Exchange Commission dated September 27, 2006, from BDO Seidman, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s 8-K filed September 28, 2006).

10(lllll)	First Amendment to the 5% Convertible Promissory Note, by and between Access Worldwide and the Holder, dated October 13, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on June 22, 2006).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.