Form 10-K
period 2006-12-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2007-04-16
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-23489

Access Worldwide Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1309227
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

1820 North Fort Myer Drive Arlington, VA	22209
(Address of Principal Executive Offices)	(Zip Code)

Registrants telephone number including area code (703) 292-5210

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value.

(Title of class)

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

As of March 15, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,645,358 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares outstanding of the Company’s Common Stock, $0.01 par value per share is 17,679,065 as of March 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders to be held on May 24, 2007 are incorporated by reference into Part III of this Form 10-K where indicated.

i

PART I

ITEM 1.	BUSINESS

For convenience, the terms “Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refer to Access Worldwide Communications, Inc. and/or, as the context requires, one or more of our subsidiaries.

The following discussion of our business should be read in conjunction with Selected Financial Data and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

General

Established in 1983, today Access Worldwide Communications, Inc. has more than 1,000 employees in five locations across the United States (“U.S.”) and the Philippines. Access Worldwide is a premier provider of business process outsourcing (“BPO”) solutions focused on helping our clients cost-effectively acquire, retain, and profitably grow their customer base. We provide a full suite of inbound and outbound sales, customer care, marketing, IT, and back-office services in multiple languages, across all communication channels (e.g. phone, email, Internet, mail). Our clients are in a wide variety of industries including telecommunications, financial services/banks, media/publishing, and consumer product companies.

Given that each of our clients face unique challenges, we combine leading edge technology, a global, well-educated workforce and a value-added approach to provide our clients with optimal scalability and choice. Whether it is a highly targeted sales campaign carried out by one of our U.S. communications centers, or a complex customer care application serviced in the Philippines, Access Worldwide has the resources in place to meet our clients expectations. We specialize in, and have a proven track record of success, supporting the following types of programs:

Customer Acquisition:	Customer Care:	Technical Support/Help Desk:
Inbound/Outbound Sales	Customer Service/Retention	Tier 1 Issue Resolution
Order Entry/Up-sell	Retention Sales	Hardware/Software Support
Lead Generation	Billing Inquires & Adjustments
Appointment Setting

Our mission at Access Worldwide is to provide our clients with “superior service” by helping them cost-effectively obtain, retain, and profitably grow their businesses though the professional outsourcing services we provide. We accomplish this by helping our clients select the most appropriate location (U.S. or off-shore), agents, and mix of services to meet their unique challenges.

We currently operate five state-of-the-art communication centers worldwide to provide our clients with not only maximum staffing flexibility and scalability, but with specialized resources they need to meet their specific sales and customer service objectives. We have strategically located our communication centers to take advantage of significant labor pools supporting many of the various languages spoken in the U.S.

The Philippines Off-Shore Advantage

The Philippines offers a large pool of highly-skilled and college educated workers. The Philippines is unique compared to other offshore locations, with its strong service oriented society, American English proficiency and great affinity for American culture. In communication centers, Filipinos excel at quickly solving customers’ problems, and then in effectively cross-selling additional products and services.

With a population of approximately 86 million people, the Philippines has the third largest English-speaking population in the world. Each year approximately 500,000 English speaking college graduates enter the workforce and with proper training quickly become highly skilled customer service agents who are career oriented, passionate about their jobs, and great sales generators.

Communication centers are people businesses mixed with advanced technology. The Philippines has an established communications infrastructure with high-speed global communication networks and integrated phone, email and chat systems. Filipino customer service representatives are able to provide superior outsourced services that turn communication centers into profit centers.

Metro Manila, centrally located in the region, is the home of the Philippines national government. This area has developed into a commercial center and is quickly becoming a BPO hub. The city has a large skilled labor resource base, housing 81 higher education institutions and 1,600 other schools and enjoys a literacy rate of approximately 92%. It has a stable power supply, sufficient IT capabilities, a solid public transportation system and a busy international airport.

Industry Experience

For nearly 25 years now we have been helping clients ranging from small and mid-size niche providers to Fortune 500 conglomerates acquire, service, retain, and grow their customer base through the high quality, cost-efficient, and scalable outsourcing services we provide.

We have successfully implemented inbound, outbound and blended communication center applications for our clients in the following industries:

•	Financial/Banking Services;

•	Retail/Catalog;

•	Telecommunications; and

•	Media/Publishing.

We have provided support in over 17 different languages, across multiple channels (e.g. phone, email, Internet, mail, etc.), and we constantly add new complementary services to the mix (e.g. IVR, back-office processing, transcription, etc.) to meet specific customer needs.

Our Industry

Business Process Outsourcing is the leveraging of technology or specialist process vendors to provide and manage an organization’s critical and/or non-critical enterprise processes and applications. The most common examples of BPO are call/communication centers, human resources, accounting and payroll outsourcing. BPO may involve the use of both on-shore, or U.S. based operations, and off-shore, or operations located in countries outside the U.S., such as the Philippines. BPO allows the company to focus on what it does best, its core business practices, and outsources process driven functions, which others can do more cost effectively and efficiently.

BPO in the Philippines is an emerging industry fueled mostly by customer care, medical transcription, software development, animation, and shared services. In 2005 there were approximately 112,000 people working in call/communication centers bringing in about $1.12 billion in revenue. Though customer care communication centers form the largest part of the BPO boom locally, the Philippines’ language proficient information technology, human resource, and finance/accounting professionals are significant contributing factors as well. The proficiency of many Filipinos in the English language is a major factor in the growth of BPO in the Philippines. BPO is a fast growing industry, and is expected to grow 10 percent per year from $140 billion in 2005 to over $220 billion by 2010 (Logica CMC Study).

Our Services

Our state-of-the-art communications centers in both the U.S. and the Philippines are strategically located to take advantage of significant labor pools supporting many of the various languages spoken in the U.S. We have successfully implemented inbound, outbound and blended sales and customer support applications, hardware and software support, and back-office processing, among others. Based on our experience, we are capable of serving a multitude of markets that include telecommunications, financial services and banking, media/publishing, and consumer product companies.

Multilingual Capabilities

We literally “speak the language” of the marketplace, including: English, Spanish, French, Cantonese, Mandarin, Japanese, Korean, Tagalog, and Vietnamese. Our multicultural and multilingual staff has executed more than 400 marketing campaigns, customer activations, and customer service programs all in the language of cultural origin. This type of target marketing has fueled new growth and delivered increased revenue for a number of our clients.

We have found speaking to prospects and customers in their native language is an often over-looked foundation necessary to successfully service today’s diverse cultural marketplace. Over the years, statistics have shown sales conducted in-language deliver a 20%-30% conversion rate over English used on the same targets. The ability to communicate with a client’s prospects or customers in their native language has proven to deliver: significant retention of existing customer base; increased sales revenues; higher levels of understanding; and effective customer compliance.

By a client outsourcing its multicultural needs, it can reap the following advantages: (a) efficient utilization of its existing in-house resources, (b) access to state-of-the-art technology without capital expenditure, (c) access to a large pool of in-language agents, (d) elimination of the need to hire and train additional staff, (e) increased speed of execution for new products and services, and (f) instant expansion of its existing capacity.

We have a proven track record that clearly demonstrates our ability to deliver the most complex applications, while remaining sensitive to both the client’s and prospects needs. Our philosophy dictates that we establish a comprehensive business relationship with our clients in order to deliver a seamless experience for the external customer that is consistent with their overall vision and expectations.

Our Training

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

At Access we deploy talented, proactive, and exceptionally well trained people on every campaign in order to deliver our clients the ultimate in performance. We gain a complete understanding of our client needs, goals, and overall program objectives, and then customize the recruiting and selection process to uncover highly-qualified employees who will excel in delivering client-specific solutions.

Whether we utilize existing personnel or recruit new candidates, all candidates are thoroughly screened through written tests, telephone interviews and role-playing scenarios before being deployed to service a program. Each applicant is rigorously tested and their specific customer service or sales experience is then rated to individual client requirements to determine best fit.

Fortunately, Access Worldwide is located in some of the best recruiting markets in the world. Our Philippine-based professionals are college-educated, speak fluent English with an American influence, and have an affinity for the U.S. culture. Our New England-based agents have an exceptionally strong work ethic and are extremely loyal; our agents based in the Mid-Atlantic region (Maryland, Washington DC, Virginia) are culturally diverse and often multi-lingual, and experienced in multiple industries. Our strategically placed centers and high quality reputation produces a steady stream of talented people to deploy on our client’s behalf.

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

The Technology and Infrastructure

To provide our clients with maximum flexibility and scalability (i.e. some clients utilize both our U.S. and Filipino resources to support different aspects of their program), we have developed an integrated network of five communication centers using solutions from Cisco (IPCC Enterprise), Rockwell (Spectrum), Microsoft (SQL Server), and Sprint (Voice & Data Network) that is based on an open design employing a multi-tiered client/server architecture. Our open platform architecture allows us to support the complete integration of systems whether internal or external in nature.

We can securely route inbound, multi-channel communications to the optimal location based on the type of interaction and on agent skill sets, and by using the same equipment, systems, and technology at all of our communication centers, we can meet all client disaster recovery and contingency requirements. Our overall system uptime exceeds 99.5% and we feature battery, generator, and data backups as part of our key emergency processes.

Our current technology platform delivers Customer Relationship Management (“CRM”) solutions authored in JAVA which fully leverages a browser-based application environment. Our customized CRM system delivers superior quality inbound and outbound communication center solutions which support the business processes of our clients. We are able to adapt our suite of solutions to meet the needs of our most sophisticated client’s requirements.

Our CRM platform is integrated with Concerto Software systems providing our communication centers with a full suite of proprietary Computer Telephony Integrated (“CTI”) functionality. The solution runs on a scaleable multi-server environment running on fault-tolerant LINUX or Microsoft Server platforms.

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

Business Strategy

Our business strategy is simple; operate and grow the business on a cost-effective basis while positioning the Company to benefit from the continuing trend toward outsourcing. Our goal is to increase client satisfaction while at the same time, improve shareholder value. To obtain our goals we exploit market opportunities, drive internal growth, maintain technological leadership and continue to expand our international presence.

During 2006, we sold a division of the Company and discontinued operations of another. On June 20, 2006, the Board of Directors (the “Board”) approved an asset purchase agreement, to sell all or substantially all the assets of TMS Professional Markets Group (“TMS”), the Company’s Pharmaceutical Services division. On August 3, 2006, after receiving majority consent from our outstanding stockholders, we completed the sale, and the proceeds were used for not only working capital, but to assist us in our expansion into the Philippines. On December 5, 2006, the Board passed a resolution authorizing the Company to wind down the AM Medica Communications Group, the Pharmaceutical education division of the Company, and to discontinue operations on December 31, 2006. The sale and dissolution of the pharmaceutical services and education divisions of the Company will not only provide the Company with needed capital for expansion in the Philippines, but will allow management to focus its attention on BPO, which offers the Company considerable growth opportunities moving forward.

In each industry vertical that we compete, our goal is to build and maintain a leading position through flexibility and specialized services. Whether it is a telecommunications outbound winback campaign or an off-shore software development program we employ the requisite expertise to exploit the opportunity and ensure customer satisfaction. We have an extremely flexible structure, which allows us to work with small, medium and large program opportunities. For years we have demonstrated effectiveness in communicating our clients’ products and services to complex and hard-to-reach markets.

As Access continues to expand, we continue to invest in training and quality support for our staff. Our goal is to provide value added expertise at a competitive price. The investment in our staff translates into consistently high levels of customer satisfaction, which in turn, significantly impacts our client relationships. We will continue to invest in proprietary systems and technologies that will provide us with competitive advantages. Our technology strategy is driven by our objective to maximize reliability, integration and flexibility.

Fiscal 2006 was a big year for Access internationally. It was the first full fiscal year of our off-shore presence and by all accounts we consider it a successful one with revenues exceeding $5 million. With the opening of our second communication center toward the end of our first quarter in 2007, we look forward to continued growth. The Philippines has provided a highly educated work force, employees with excellent English language skills, and an enduring American influence. By the end of 2007 we expect to have three sites fully operational in the Philippines.

Patents, Trademarks, Service Marks & Licenses

Our service marks relate to the names, “Access Worldwide” and “Access Worldwide Communications, Inc.” and to our logo. The name, “Access Worldwide Communications, Inc.” and our logo received Certificates of Registration from the U.S. Patent and Trademark Office in 2001.

Our application for the name, “Access Worldwide,” has been registered with the U.S. Patent and Trademark Office since March 23, 2004. There is currently no known opposition to our use of the name Access Worldwide. If we were to lose the right to use the name “Access Worldwide” in our business, it could have a material, adverse effect on us.

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

We believe our operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, we cannot assure you that additional federal or state legislation, or changes in regulatory implementation, would not limit our activities or our clients in the future or significantly increase the cost of regulatory compliance.

In regards to slamming, we believe that our training and other procedures are designed to prevent unauthorized switching. However, we cannot assure you that each employee will always follow our mandated procedures and applicable law. Accordingly, it is possible that employees may in some instances engage in unauthorized activities, including slamming.

We investigate consumer complaints reported to our telecommunications clients and report the results to such clients. To our knowledge, no FCC complaint has been brought against any of our clients as a result of our services. We believe that the FCC generally examines the sales activities of long distance telecommunications providers, including our clients, and the activities of outside vendors, such as the Company. If any complaints were brought against a client of ours, that client might assert that such complaints constituted a breach of its agreement with us and, if material, seek to terminate the contract. Any termination by our largest teleservices clients, two of which are AT&T and E*Trade Financial Corporation, which represent 47% and 12% of our total consolidated revenue for the year ended December 31, 2006, respectively, would likely have a material adverse effect on the Company.

The majority of states require outbound telemarketers to comply with various registration and disclosure requirements. As a publicly traded company, we are exempt from the majority of these filing requirements. However, failure to comply with these requirements could result in fines and/or a ban on calls into states where a violation may occur.

Our Competition

The BPO industry in which we operate is very competitive and highly fragmented. We compete with other outsourced marketing services companies, ranging in size from very small companies offering specialized applications or short-term projects to larger more independent companies. While many companies provide outsourced marketing services, we believe there is no single company that dominates the entire industry.

There are significant barriers to entry into the outsourced marketing services industry. Some of these barriers include (i) large capital investment towards the development and maintenance of the necessary information technology systems; (ii) marketing knowledge and expertise within the market; (iii) the ability to simultaneously manage complex marketing programs in multiple jurisdictions, including off-shore; (iv) the establishment of solid working relationships with clients; and (v) an understanding of the complexities surrounding state, federal and foreign government regulation of the industry. From years of experience in the marketplace, Access has overcome these road blocks and become a strong competitor in the market.

Within the teleservices industry there are many companies offering one or more of the following services: center management, customer service, sales, consulting, lead generation, fulfillment and database management services. Teleservices vendors may be selected based on a number of factors including price, range of services, expertise, speed to program execution, and industry reputation, among others. We compete with both small and large teleservices companies, such as APAC Customer Services, Convergys Corporation, ICT Group, Inc., PeopleSupport, Inc., SITEL Corporation, Sykes Enterprises, TeleTech Holdings, Inc., and West Corporation.

Some clients use more than one teleservices firm at a time and reallocate work among the various providers. This creates a project-by-project comparison of the performance of the various vendors which helps the client maintain a competitive marketplace.

While telephone marketing is only one aspect of BPO, it is still a major factor in the marketing industry. The telephone marketing industry represented 29% ($47 Billion) of the total mix of direct marketing advertising dollars in 2005.

Employees

As of December 31, 2006, the Company had approximately 1,000 employees domestically and overseas. None of our employees are represented by a labor union and we are not aware of any current activity to organize any of the employees. Management considers relations between the Company and its employees to be good.

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

The following are certain risk factors that could affect our business, financial performance, and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Form 10-K, as the forward-looking statements are based on current expectations, and actual results and conditions could differ materially from the current expectations. Investing in our securities involves a high degree of risk, and before making an investment decision, you should carefully consider these risk factors as well as other information we include or incorporate by reference in the other reports we file with the Securities and Exchange Commission (“Commission”).

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

We have an accumulated deficit of $72.7 million through December 31, 2006, and although we have a net income of $2.9 million for the year ended December 31, 2006, we may never achieve operating profit. We will need to generate significantly higher revenues to sustain profitability, and we cannot be certain that we will realize sufficient revenues or operating profit to sustain our business.

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

We have limited cash resources and our inability to make principal payments on our Convertible Notes would result in the award of default warrants to each holder of a note, and subsequent dilution. Our Convertible Notes dated December 14, 2004, for $1.15 million (“Convertible Notes II”), will be due during March of 2008. If Convertible Notes II is not repaid or refinanced, then Convertible Notes II will be in default and will accrue interest at the default rate of 16% retroactive to the issuance date and default warrants will become effective. The default interest will continue to accrue until such time that the Convertible Notes II are repaid or converted.

Conversion of the Convertible Notes will significantly dilute the percentage ownership of our existing stockholders.

If shares of our common stock are issued to the investors upon conversion of all our outstanding Convertible Notes, existing stockholders will have their ownership percentage substantially diluted. The number of shares of common stock issuable under the terms of the Convertible Notes will also affect our loss or earnings per share on a going-forward basis. The larger the number of shares deemed outstanding, the lower our earnings per share will be. The actual effect of any conversion on our loss or earnings per share will depend on the level of our losses or earnings in future periods, and the actual amount converted pursuant to the Convertible Notes. At December 31, 2006, $3.14 million in principal under Convertible Notes I, amended June 12, 2006, and Convertible Notes II dated December 14, 2004, are convertible into 3.14 million shares of our common stock. On March 17, 2006, we completed the issuance of Convertible Notes IV for approximately $2.5 million of proceeds which is convertible into 5.0 million shares of our common stock.

We could be severely impacted by the loss of any of our largest clients.

Our three largest clients, AT&T (which consists of AT&T, SBC and Bell South), E*Trade Financial Corporation, and ALL OEM (US Auto Parts Network, Inc.) together accounted for approximately 64% of Access Worldwide’s revenues for the year ended December 31, 2006. There can be no assurance that these clients will continue to do business with us, and the loss of business from any of these clients could have a material adverse effect on us.

Our growth is dependent on various factors.

Our business and future operations depend significantly on our ability to utilize our existing infrastructure and databases to perform services for new clients, as well as on our ability to develop and successfully implement new marketing methods or channels for new services for existing clients.

Continued growth will also depend on a number of other factors, including, but not limited to, our ability to:

•	Maintain the high quality of services we provide to customers;

•	Recruit, motivate and retain qualified personnel;

•	Train existing sales representatives or recruit new sales representatives to sell various categories of services; and;

•	Open new service facilities in a timely and cost-effective manner.

In light of, among other things, our limited resources, we cannot assure you that we will be able to execute our strategy effectively. Any growth that we would be able to attain would require the implementation of enhanced operational and financial systems and resources, as well as additional management of the resources needed for which we may not have available. Any such growth, if not managed effectively, could have a material adverse effect on us.

Our future growth is dependent on the trend toward outsourcing.

Our business and future operations depend largely on the industry trend toward outsourcing marketing services. There can be no assurance that this trend will continue, as companies may elect to perform such services internally. A significant change in the direction of this trend could have a material adverse effect on us.

The sale of all or substantially all the assets of our TMS Professional Markets Group division could negatively impact our future growth.

The TMS Professional Markets Group division was an integral part of Access Worldwide’s operation. Not only did TMS contribute financially to our operations, it also allowed for a more diversified portfolio of service offerings. Without TMS, we will no longer be able to focus on serving the Pharmaceutical Services segment and will therefore lose those potential revenue streams.

We are heavily dependent on the industries we serve, particularly the telecommunications industries.

Our business and future operations are dependent to a great extent on the industries we serve. There can be no assurance that the telecommunications industry will grow or that it will continue to utilize entities such as Access Worldwide for outsourced marketing services. In addition, there can be no assurance that our business will benefit from any growth that these industries experience.

These industries are heavily regulated by federal and state authorities. Existing regulation, or increased regulation in the future, could negatively impact the ability of the industries to operate or grow. Anything that inhibits the operations or growth of the telecommunications industry could have a material adverse effect on us.

We rely on technology and could be adversely affected if we are unable to maintain facilities with the needed equipment.

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

Our success depends in large part upon the abilities and continued service of our key management personnel. Our failure to retain the services of all of our key personnel could have a material adverse effect on our business, including our financial condition and results of operations. In addition, in order to support any growth that we are able to effectuate, we will be required to recruit and retain additional qualified management personnel. In light of our limited resources, we cannot assure you that we will be able to recruit and retain such personnel. Our inability to attract and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our labor force and could be affected by potentially high turnover rates.

Many aspects of our business are labor intensive, and based on the transient nature of our work force, there is a potential for high personnel turnover. Our operations typically require specially trained persons, such as those employees who market services and products in languages other than English. A higher turnover rate among our employees would increase our recruiting and training costs and decrease operating efficiencies and productivity. In addition, any growth in our business will require us to recruit and train qualified personnel at an accelerated rate from time to time. There can be no assurance that we will be able to continue to hire, train and retain a sufficient labor force of qualified persons to meet the needs of our business.

We could be affected by a business interruption.

Our business is highly dependent on our computer, software and telephone equipment. The temporary or permanent loss of such systems or equipment, through casualty or operating malfunction, or a significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services, could have a material adverse affect on us. Our property and business interruption insurance may not adequately compensate us for all losses that we may incur in any such event.

Our stock price has declined substantially at times in the previous year and may become more volatile.

The market price of Access Worldwide’s common stock has fluctuated in the past and is likely to fluctuate in the future as well. During the 2006 fiscal year, our stock’s closing price fluctuated from a low of $0.32 to a high of $1.01. During that time period, the average trading volume was 3,001 shares per day, but the volatility of the price is often driven by trading volumes that can total less than 2,000 shares of common stock per day. With this level of volume, small trades can have a significant impact on the price. Additional factors that may have a significant impact on the market price of the stock include:

•	Future announcements concerning Access Worldwide or our competitors;

•	Results of technological innovations or service extensions;

•	Government regulations; and

•	Changes in general market conditions, particularly in the market for micro-cap stocks.

Shortfalls in Access Worldwide’s revenues or earnings in any given period relative to any expectations in the securities markets could immediately, significantly and adversely affect the trading price of the common stock. We have experienced and may experience future quarter to quarter fluctuations in our results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, the size and timing of client orders, changes in client budgets, material variations in the cost of telephone services, the demand for our services, the timing of the introduction of new services and service enhancements by us, the market acceptance of new services, competitive conditions in the industries we serve, our ability to effectuate any strategic transactions and general economic conditions. These factors, either individually or in the aggregate, could result in decreasing revenues and earnings, which could, in turn, materially and adversely affect the price of our common stock.

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

We face a risk that we may not be able to successfully operate our communication center in Manila, Philippines.

Our communication centers in the Philippines have only been open for less than two years, and represent our first off-shore presence. These centers required substantial investment, the establishment of a Philippines management team, and securing contracts to perform work in these facilities. The inability to continue to execute one or all of the above items would have a material adverse effect on us.

Risks Related to Our Industry

We may be adversely impacted by competition, industry consolidation and potential consumer saturation.

The outsourced marketing services industry in which we operate is very competitive and highly fragmented. We compete with other BPO and outsourced marketing services companies, ranging in size from very small companies offering specialized applications or short-term projects to large independent companies. While many companies provide outsourced marketing services, we believe that there is no single company that dominates the entire industry. A significant number of our competitors and potential competitors have more extensive marketing capabilities, more extensive experience and greater financial resources than us. Consolidation among prospective clients also increases competition for buyers of our services. There can be no assurance that we will be able to compete successfully or that competitive pressures will not materially and adversely affect us.

We were impacted by the events of September 11, 2001 and may be impacted in the future by events of a similar nature, war and other international conflicts.

Our businesses were impacted by the events of September 11, 2001 when we experienced, among other things, lost production days at our communication centers.

To the extent that there are any further events of a nature similar to that of September 11, 2001, war and other international conflicts, or a prolonged downturn in the U.S. economy, our financial condition and results of operations could be materially adversely affected.

We are subject to extensive regulations and compliance with these regulations can be costly, time consuming and subject us to fines for non-compliance.

Several industries in which our clients operate are subject to varying degrees of governmental regulation, in particular the telecommunications industry. Generally, compliance with these regulations is the responsibility of our clients. However, we are exposed to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

Our communication centers must comply with a variety of regulations. We believe our operating procedures comply with the telephone solicitation rules of the FCC and FTC. However, we cannot assure you that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company or our clients in the future or significantly increase the cost of regulatory compliance.

In addition, the majority of states require outbound telemarketers to comply with various registration and documentation requirements. Failure to comply with the registration requirements could result in fines and call prohibitions which could have a material adverse effect on us.

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

Our principal executive offices are located in Arlington, Virginia. We have operations in Maryland, Virginia and Maine, domestically, and internationally, in Manila, Philippines. All of our facilities are leased and have lease terms of two to ten years. The new center in Manila, Philippines adds approximately 17,600 square feet to our facility space. We believe that our current facilities are adequate for our needs for the foreseeable future. Set forth below is a list of the facilities that we currently utilize.

Location	Principal Use	Approx. Square Feet
Business Services Segment:
Arlington (Roslyn), VA	Corporate Headquarters	3,000
Boca Raton, FL	Administrative Offices	2,000
Arlington (Roslyn), VA	Customer Sales and Service Programs	33,300
Hyattsville, MD	Customer Sales and Service Programs	24,500
Augusta, ME	Customer Sales and Service Programs	15,000
Manila, Philippines	Customer Sales and Service Programs	18,000
Manila, Philippines	Customer Sales and Service Programs	17,600

It em 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

None.

P ART II

Ite m 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

	Market Prices
	2006		2005
Fiscal Quarters	High	Low	High	Low
First Quarter	$0.54	$0.47	$0.87	$0.76
Second Quarter	0.60	0.32	0.98	0.75
Third Quarter	0.46	0.32	0.94	0.47
Fourth Quarter	1.01	0.38	0.66	0.51

(b) Holders

The number of record holders of common stock as of March 28, 2007 was 227 and the number of beneficial owners of common stock as of March 28, 2007 was approximately 582.

(c) Dividends

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.

(d) Stock Performance Graph

Out common stock began trading on the Nasdaq National Market System on February 13, 1998 when its initial public offering commenced. Since July 17, 2001, the Company’s Common Stock has traded on the Over the Counter Bulletin Board. The following performance graph shows the total return to stockholders of an investment in the Company’s Common Stock as compared to an investment in (i) the Nasdaq Composite Index and (ii) a peer group made up of PeopleSupport, Inc., Parexel International Corporation, TeleTech Holdings, and Convergys, Inc. (the “Peer Group”) for the period commencing January 1, 2002 and ending December 31, 2006. The data assumes that $100 was invested on January 1, 2002 in each of the Company’s Common Stock, the Nasdaq Composite Index and companies in the Peer Group Index (on a weighted market value basis) and that all dividends were reinvested. The Company has never paid any dividends.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG

THE NASDAQ COMPOSITE INDEX,

THE PEER GROUP INDEX, AND

ACCESS WORLDWIDE COMMUNICATIONS, INC.

200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
-
Mar-02
Jun-02
Sep-02
Dec-02
Mar-03
Jun-03
Sep-03
Dec-03
Mar-04
Jun-04
Sep-04
Dec-04
Mar-05
Jun-05
Sep-05
Dec-05
Mar-06
Jun-06
Sep-06
Dec-06
Quarters
Peer Group
Access Worldwide
NASDAQ

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
AWWC	$63	$92	$84	$102	$132
NASDAQ	$72	$109	$119	$120	$116
Peer Group	$56	$72	$79	$75	$115

ITE M 6. SELECTED FINANCIAL DATA (UNAUDITED)

The following tables present summarized historical consolidated financial data as of and for the years ended, December 31, 2006, 2005, 2004, 2003 and 2002. Our summarized consolidated financial data as of, and for the years ended December 31, 2006, 2005 and 2004 has been derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The 2006 audited financial statements, and reclassification of discontinued operations in the 2005 and 2004 consolidated financial statements were audited by DaszkalBolton LLP and the 2005 and 2004 audited financial statements were audited by BDO Seidman, LLP. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes for the years ended December 31, 2006, 2005 and 2004 which are included elsewhere in the Annual Report on Form 10K. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues	$27,712	$14,809	$22,359	$28,250	$21,564
Cost of services	21,315	13,145	17,443	20,447	14,921
Selling, general and administrative expenses	6,558	4,498	5,394	6,324	4,976
Depreciation expense	1,038	893	658	1,062	1,133

Total cost and expenses	28,911	18,536	23,495	27,833	21,030

(Loss) income from operations	(1,199)	(3,727)	(1,136)	417	534
Interest income	117	32	10	5	14
Interest income – related parties	—	—	—	—	—
Interest expense – related parties	(131)	(92)	(87)	(112)	(285)
Interest expense – unrelated parties	(3,038)	(1,667)	(1,238)	(1,255)	(523)
Other expense		—	—	—	—

(Loss) income before income taxes	(4,251)	(5,454)	(2,451)	945	(260)
Income tax (benefit) expense	—	—	—	546	(139)
(Loss) income from continuing operations	(4,251)	(5,454)	(2,451)	(399)	(121)
Discontinued operations(2)(1):
Loss from discontinued operations, net of income tax(1)	(592)	773	1,040	(11,242)	(857)
Gain on disposal of segment, net of income tax expense of $1,506 for 2002.	7,729	—	—	—	8,869

Income (loss) from discontinued operations	7,137	773	1,040	(11,242)	8,012

Net income (loss)	$2,886	(4,681)	(1,411)	(11,641)	7,891
Deemed dividend – warrants issued to certain stockholders	—	(740)	—	—	—

Net income (loss) applicable to common stockholders	$2,886	$(5,421)	$(1,411)	$(11,641)	$7,891

Basic earnings (loss) per share of common stock:
Continuing operations	$(0.25)	$(0.42)	$(0.24)	$(0.04)	$(0.01)
Discontinued operations	$0.41	$0.06	$(0.10)	$(1.15)	$0.82
Net income (loss)	$0.17	$(0.41)	$(0.14)	$(1.20)	$0.81
Weighted average common shares outstanding	17,340,065	13,084,761	10,008,271	9,740,418	9,740,001
Diluted earnings (loss) per share of common stock:
Continuing operations	$(0.25)	$(0.42)	$(0.24)	$(0.04)	$(0.01)
Discontinued operations	$0.41	$0.06	$(0.10)	$(1.15)	$0.82
Net income (loss)(3)	$0.17	$(0.41)	$(0.14)	$(1.20)	$0.81
Weighted average common shares outstanding	17,340,065	13,084,761	10,008,271	9,740,418	9,740,001

	As of December 31,
	2006	2005	2004	2003		2002
	(In Thousands Except for Per Share Data)
Balance Sheet Data:
Current assets	$10,756	$10,381	$11,660	$14,451		$15,394
Total assets	14,860	16,263	16,010	19,479	(1)	29,431
Current liabilities	6,624	14,477	13,526	17,368		18,462
Long-term debt, less current maturities	4,885	2,050	1,563	1,085		52
Mandatorily redeemable preferred stock	4,000	4,000	4,000	4,000		4,000
Common stockholders’ (deficit) equity	(1,180)	(5,060)	(3,865)	(3,750)		6,603

(1)	In 2003, we recorded an impairment charge of approximately $9.0 million in accordance with FASB 142, “Goodwill and Other Intangible Assets” and FASB 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.
(2)	In accordance with FASB 144, we have reclassified as discontinued operations, the operations of our Cultural Access Group and Phoenix divisions which were sold in the first quarter of 2002, our TMS Professional Markets Group which we sold in July 2006, and our AM Medica Group which discontinued business as of December 31, 2006.
(3)	Since the effects of outstanding stock options, common stock equivalents, and warrants are anti-dilutive, these effects have not been included in the calculation of diluted EPS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Many of the statements included in this Annual Report on Form 10-K contains forward-looking statements and information relating to our company. We generally identify forward-looking statements by the use of terminology such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” or similar phrases or the negatives of such terms. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, including those identified in “Risk Factors,” as well as other matters not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Important factors that may affect these projections or expectations include, but are not limited to those discussed in “Risk Factors.”

Given such risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact.

These forward-looking statements speak only as of the date of this report and, unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in other reports and documents we will file with the Commission after the date of this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with Selected Financial Data and our Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

OVERVIEW

Access Worldwide Communications, Inc. (“Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) was incorporated in the State of Delaware on August 11, 1983 and has been a provider of outsourced sales and marketing services since its inception. Over the past couple of years Access has sold various non-core businesses to focus on the rapidly growing business process outsourcing (“BPO”) market. Access is a provider of customer management services in the Telecommunications, Financial Services, Retail/Catalog and Media industries. Access currently has over 1,000 employees worldwide with communication centers in the U.S. and the Philippines.

QUARTERLY RESULTS OF OPERATIONS AND PERFORMANCE TRENDS (UNAUDITED)

	Quarters Ended
	Dec. 31, 2006			Sept. 30, 2006			June 30, 2006			March 31, 2006			Dec. 31, 2005			Sept. 30, 2005			June 30, 2005			March 31, 2005
	(In Thousands Except for Per Share Data)
Statements of Operations Data:
Revenues		$8,467			$7,406			$6,336			$5,503			$4,689			$3,267			$3,286			$3,567
(Loss) from continuing operations		(328)			(1,815)			(1,105)			(1,003)			(1,168)			(1,820)			(1,430)			(1,036)
(Loss) income from discontinued operations		(458)			8,193			(468)			(130)			(236)			(197)			740			466

Net (loss) income		$(786)			$6,378			$(1,573)			$(1,133)			$(1,404)			$(2,017)			$(690)			$(570)

Basic (loss) earnings per share of common stock:
Continuing Operations Discontinued Operations Net (loss) income	$ $ $	(0.02 (0.03 (0.04	) ) )	$ $ $	(0.11 0.47 0.37)		$ $ $	(0.06 (0.03 (0.09	) ) )	$ $ $	(0.06 (0.00 (0.07	) ) )	$ $ $	(0.07 (0.01 (0.08	) ) )	$ $ $	(0.13 (0.01 (0.20	) ) )	$ $ $	(0.13 0.07 (0.06	) )	$ $ $	(0.09 0.04 (0.05	) )
Weighted average common shares outstanding		17,340,065			17,340,065			17,350,507			16,889,039			16,609,552			13,599,552			11,286,219			11,177,052
Diluted (loss) earnings per share of common stock:(1)
Continuing Operations. Discontinued Operations Net (loss) income	$ $ $	(0.02 (0.03 (0.04	) ) )	$ $ $	(0.11 (0.47 0.37	) )	$ $ $	(0.06 (0.03 (0.09	) ) )	$ $ $	(0.06 (0.00 (0.07	) ) )	$ $ $	(0.07 (0.01 (0.08	) ) )	$ $ $	(0.13 (0.01 (0.20	) ) )	$ $ $	(0.13 0.07 (0.06	) )	$ $ $	(0.09 0.04 (0.05	) )
Weighted average common shares outstanding		17,340,065			17,340,065			17,350,507			16,889,039			16,609,552			13,599,552			11,286,219			11,177,052

(1)	Since the effects of outstanding stock options, common stock equivalents, and warrants are anti-dilutive for all quarters in 2006 and 2005, these effects have not been included in the calculation of diluted earning per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. Our estimates and assumptions, which are based upon historical experience and on various other factors which we believed to be reasonable under the circumstances, form the basis of our judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Our reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Our accounting policies can be found in Note 2 to our Consolidated Financial Statements. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity.

REVENUES

Our customer management revenues are recognized based on rates per production hour, talk time, fixed monthly fee and phone calls placed and/or received which end in sales. We recognized revenues when we have no significant obligations remaining, fees are fixed and determinable and collection of the related accounts receivable is reasonably assured.

As of December 31, 2006, we no longer provide medical education and meeting program services for which revenues were recognized on a percentage of completion methodology using project milestones, which at times results in unbilled receivables and favorable and unfavorable cost variances.

ACCOUNTS RECEIVABLE

We extend credit to our customers in the normal course of business. Our accounts receivable are concentrated in a relatively few number of customers most of which are Fortune 500 companies. However a significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We continuously monitor accounts receivable balances and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues. For the years ended December 31, 2006 and 2005, we maintain allowance for doubtful accounts of $99,130 and $61,994, respectively. While our bad debt expenses have been historically within our expectations and the allowances we established, we cannot guarantee that we will continue to have the same experience in the future. Management’s assessment and judgment are vital in assessing the ultimate realization of accounts receivable, which include the credit-worthiness, financial stability and effects of market conditions on each customer.

VALUATION OF LONG-LIVED ASSETS

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If we determine that the carrying amount of long-lived assets may not be fully recoverable, we measure impairment by comparing the asset’s estimated fair value to its carrying value. We determine fair value based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate we believe to be commensurate with our business risk. When we estimate fair value utilizing discounted forecasted cash flows, it includes significant judgment regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property, plant and equipment additions and retirements; and industry competition and general economic and business conditions, among other factors.

INCOME TAXES

We recognize deferred tax assets and liabilities based on differences between financial statement carrying amounts and its tax basis. We assessing the need for a valuation allowance we consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income. When we determine that we are unable to realize deferred tax assets in excess of our recorded amount, an adjustment to the deferred tax asset is made which increases income. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets is made which would decrease income.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of FASB Statement No. 123. Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, and its related implementation guidance. Under SFAS No. 123R, entities are required to recognize the cost of an equity award based on its fair value at the date of grant. The cost, which is calculated in a similar manner to the pro forma calculation shown in Note 2 to our Notes to Consolidated Financial Statements, is recognized over the attribution period, which is the expected period of benefit. SFAS No. 123R is effective for fiscal periods beginning on or after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) amended its Regulation S-X to amend the date of compliance with SFAS No. 123R to the first reporting period of the fiscal year beginning on or after June 15, 2005.

SFAS No. 123R permits public companies to adopt its requirements using one of two methods- “modified prospective” or “modified retrospective”. The “modified prospective” method requires that compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted, modified or settled after the effective date and (b) based on the requirements of SFAS No. 123 for all award; granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopted SFAS No. 123R using the modified prospective method.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Commission issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2006 annual financial statements. The adoption of the statement did not have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for our fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will evaluate the adoption of FIN 48 and determine its impact on our consolidated financial statements.

RESULTS OF OPERATIONS BY SEGMENT FOR 2006 AND 2005

The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our consolidated statements of operations.

	United States			International
	2006	2005	Change	2006	2005	Change
	(in thousands)
Statements of Operations Data:
Revenues	$22,504	$14,217	8,287	$5,207	$593	4,614

Cost of services	18,407	12,657	5,750	2,908	488	2,420
Selling, general and administrative expenses	5,104	4,158	946	1,454	340	1,114
Depreciation expense	586	752	(166)	451	142	309

Operating (loss) income	$(1,593)	$(3,350)	1,757	$394	$(377)	771

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Our revenues increased $12.9 million, or 87.2%, to $27.7 million for 2006, compared to $14.8 million for 2005. Revenues for the U.S. Segment increased $8.3 million, or 58.5%, to $22.5 million for 2006, compared to $14.2 million for 2005. The was primarily attributed to 111% in increase in production hours produced, with 92% attributed to organic growth and 8% from new growth. This increased growth resulted in the re-opening of our Maryland communication center in January of 2006 and resulted in our U.S. communication centers running at 69.7% capacity compared to 45.8% capacity at December 31, 2006 and 2005 respectively. Revenues for the International Segment increased $4.6 million, or 766.7%, to $5.2 million for 2006, compared to $0.6 million for 2005. The increase in revenues is primarily attributed to the opening of our international communication center in September 2005 and increased production hours resulting in our international communication center running at capacity by the end of 2006.

Cost of Services

Our cost of services increased $8.2 million, or 62.6%, to $21.3 million for 2006, compared to $13.1 million in 2005. Cost of services as a percentage of revenues decreased to 76.9% for 2006, compared to 88.5% for 2005. Cost of revenues as a percentage of revenues for the U.S. Segment decreased to 81.8% for 2006, compared to 89.4% for 2005. The decrease is primarily attributed to the increase in revenues coupled with increased utilization of our Teleservices Representatives. Cost of services as a percentage of revenues for the International Segment decreased to 55.8% for 2006, compared to 83.3% for 2005. The decrease is primarily attributed to the our Philippines communication center being open for four months in 2005 and twelve months in 2006 which allowed us to spread more of our fixed operating cost over more revenues.

Selling, General and Administrative

Our selling, general and administrative expenses increased $2.1 million, or 46.7%, to $6.6 million for 2006, compared to $4.5 million for 2005. Selling, general and administrative expenses as a percentage of revenues decreased to 23.5% for 2006, compared to 30.4% for 2005. Selling, general and administrative expenses as a percentage of revenues for the U.S. Segment decreased to 22.7% for 2006, compared to 29.6% for 2005. The decrease is primarily attributed to the increase in revenues and a decrease in facilities rent as we did not renew our lease for the 8th floor at our Virginia Facility. Selling, general and administrative expenses as a percentage of revenues for the International Segment decreased to 28.8% for 2006, compared to 50% for 2005. The decrease is primarily attributed to the our Philippines communication center being opened for four months in 2005 and twelve month in 2006 which allowed us to spread more of our fixed operating costs over more revenues.

Depreciation Expense:

Our depreciation expense increased $0.1 million, or 11.1%, to $1.0 million for 2006, compared to $0.9 million for 2005. Depreciation expense for the Untied States Segment decreased $0.2 million, or 25%, to $0.6 million for 2006, compared to $0.8 million for 2005. The decrease was primarily attributed to a total of $1.2 million in assets becoming fully depreciated in 2006 offset by additions to fixed assets of $0.2 million. Depreciation expense for the International Segment increased $0.4 million or 400%, to $0.5 million for 2006, compared to $0.1 million for 2005. The increase was mainly attributed to a fully year of depreciation being recorded in 2006 verses four months in 2005 and additions of $0.4 million of fixed assets in 2006.

RESULTS OF OPERATIONS BY SEGMENT FOR 2005 AND 2004

The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our consolidated statements of operations.

	United States			International
	2005	2004	Change	2005	2004	Change
	(in thousands)
Statements of Operations Data:
Revenues	$14,217	$22,359	$(8,142)	$593	$—	$593

Cost of services	12,657	17,443	(4,786)	488	—	488
Selling, general and administrative expenses	4,158	5,394	(1,236)	340	—	340
Depreciation expense	752	658	94	142	—	142

Operating income (loss)	$(3,350)	$(1,136)	$(2,214)	$(377)	$—	$(377)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues

Our revenues decreased $7.6 million, or 33.9%, to $14.8 million for 2005, compared to $22.4 million for 2004. Revenues for the U.S. Segment decreased $8.2 million, or 36.6%, to $14.2 million for 2005, compared to $22.4 million for 2004. The decrease in revenues is primarily attributed to the lead time necessary for our three new business development professionals to replace the revenue lost from a prior client prematurely halting its marketing programs due to court rulings and regulatory changes that made it difficult to sell bundled services to consumers and the completion of a major marketing campaign in 2004 for one of our main customers. Revenues for the International Segment was 0.6 million due to the opening of our Philippines communication center in September 2005 and a quick start of production for two new clients.

Cost of Services

Our cost of services decreased $4.3 million, or 24.7%, to $13.1 million for 2005, compared to $17.4 million in 2004. Cost of services as a percentage of revenues increased to 88.5% for 2005, compared to 77.7% for 2004. Cost of services as a percentage of revenues for the U.S. Segment increased to 89.4% for 2005, compared to 77.7% for 2004. The increase is primarily attributed to increase in telecommunication costs resulting from the opening of our Augusta, Maine facility which was offset slightly by the temporary closing of our Hyattsville, Maryland facility where the prior client’s programs were being performed. Cost of services as a percentage of revenues for the International Segment was 83.3% which was attributed to the opening of our Philippines communication center in September 2005 which required us to incur operating cost for the communication center as we quickly started production for two new clients.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $0.9 million, or 16.7%, to $4.5 million for 2005, compared to $5.4 million for 2004. Selling, general and administrative expenses as a percentage of revenues increased to 30.4% for 2005, compared to 24.1% for 2004. Selling, general and administrative expenses as a percentage of revenues for the U.S. Segment increased to 29.6% for 2005, compared to 24.1% for 2004. The increase is attributed to the decrease in revenues and higher overhead costs in 2004 due to the restructuring of our management team. Selling, general and administrative expenses as a percentage of revenues for the International Segment was 50% which was attributed to the opening of our Philippines communication center in September 2005 which required us to incur cost to run and oversee the communication center.

Depreciation Expense:

Our depreciation expense increased $0.2 million, or 28.6%, to $0.9 million for 2005, compared to $0.7 million for 2004. Depreciation expense for the Untied States Segment increased $0.1 million, or 14.3%, to $0.8 million for 2005, compared to $0.7 million for 2004. The increase was primarily attributed to a total of $1.5 million assets becoming fully depreciated in 2005 offset by additions to fixed assets of $0.1 million. Depreciation expense for the International Segment increased to $0.1 million for 2005 due to the opening of our first offshore facility in Manila, Philippines

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow by category for the years ended December 31, (in thousands):

	2006	2005	Change
Net cash used in operating activities	$(6,009)	$(4,578)	$(1,431)
Net cash provided by (used in) investing activities	$9,313	$(2,915)	$12,228
Net cash (used in) provided by financing activities	$(2,223)	$6,678	$(8,901)

Our primary cash requirements include the funding of the following:

•	operating expenses

•	capital expenditures for new and ongoing communication centers

•	interest payments and the repayment of principal on our debt.

•	tax payments

Our primary source of liquidity has been cash flows from operations, supplemented by borrowing under our note payable and funding from the issuance of convertible debt via private placements. For the year ended December 31, 2006 and 2005, we had cash and cash equivalents of $2.8 million and $1.8 million, respectively and working capital of $4.2 million and $(4.1) million respectively.

Net cash used in operating activities was 6.0 million in 2006, compared to $4.6 million in 2005. The net increase was primarily due to a increase in accounts receivable offset by a decrease in other assets and accrued interest. The primary reason for the increase in accounts receivables is attributed to the increase in revenues from continuing operations. While the increase in other assets is primarily attributed to the Hold Back from the sale of our TMS Professional Markets Group in August 2006. Net cash used in operating activities was $4.6 million in 2005, compared to net cash provided by operating activities of $3.9 million in 2004. The net decrease was primarily due to a decrease in accounts receivables of $0.4 million, a decrease on grant payable of $2.2 million, and a decrease in deferred revenues of $1.1 million and the $3.3 million increase in net loss in 2005 compared to 2004. The changes in accounts receivable was primarily the result of decreased revenues and billing in our business services segment and medical education division. The requirement of less grant payments to be made to recipients on behalf of our clients caused the change in grant payable. The change in deferred revenues was the result of an increase in requests from certain significant pharmaceutical customers to pre-bill them at the end of the 2004 year for services not yet fully performed under our contract with them, such requests were not as prevalent at the end of the 2005 year.

We utilize Days Sales Outstanding as a key performance indicator to monitor the average collection period for our accounts receivables and to assess overall collection risk. Our Days Sales Outstanding was 75.7 days, 58.2 days and 73.7 days for the years ended December 31, 2006, 2005 and 2004, respectively.

Net cash provided by investing activities was 9.3 million in 2006, compared to net cash used in investing activities of $2.9 million in 2005. The increase in cash provided by investing activities is primarily attributed to the sale of all or substantially all our assets of TMS, pursuant to a majority consent from our outstanding stockholders which resulted in net proceeds of $9.8 million offset by additions to property and equipment from continuing operations of $0.6 million and from discontinued operations of $0.2 million. The increase in property and equipment from continuing operations was primarily the result of purchases of computer equipment and computer software to support our current operations. Net cash used in investing activities was $2.9 million in 2005, compared to $0.7 million in 2004. The change was the result of significant purchases of fixed assets totaling approximately $2.3 million related to the build-out of our new communications center in Manila, Philippines in 2005.

Net cash used in financing activities was $2.2 million in 2006, compared to net cash provided by financing activities of $6.7 million in 2005. The net cash used in financing activities is primarily attributed to the repayment of our Debt Agreement with Capital Source in the amount of $4.5 million, including a $1.0 million early termination fee from the proceeds from our sale of TMS. This was offset by borrowings from our fourth private placement (5% Convertible Note IV”) which raised $2.5 million from accredited investors, including $0.5 million from certain members of the our Board of Directors and a note payable (“Note Payable”) in the amount of $2.0 million from a member of our Board of Directors. In addition, we repaid $0.2 million of Convertible Debt I and refinanced $1.9 million and repaid $0.25 million of the Note Payable. Net cash provided by financing activities was $6.7 million in 2005, compared to net cash used in financing activities of $1.1 million in 2004. The increase was primarily due to increases in net borrowing under the Debt Agreement of $1.6 million and borrowing for equipment under a capital lease in the Philippines of $0.8 million, as well as an increase due to proceeds from a private placement from Accredited Investors of $1.0 million and proceeds from the issuance of common stock of $3.3 million. The increased borrowing was primarily a result of the delays in reconciling completed projects and collections of accounts receivables and increased working capital needs due to decreases in revenues.

We expect to meet our short-term liquidity requirements through net cash provided by operations, the release of restricted cash as collateral under a lease arrangement, proceeds from our working capital settlement from the sale of TMS and cash and cash equivalents. We believe that these sources of cash will be sufficient to meet our operating needs and planned capital expenditures for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

The following is a chart of our approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of our liquidity as of December 31, 2006:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years
Long-term debt	$1,750,000	$1,750,000	$—	$—
Convertible debt	5,635,000	—	5,635,000	—
Capital lease obligations	685,000	426,000	259,000	—
Operating leases	6,214,000	2,380,000	3,599,000	235,000
Insurance Financing	14,000	14,000	—	—

Total contractual obligations	$14,298,000	$4,570,000	$9,493,000	$235,000

We have no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest.

EMPLOYMENT AGREEMENTS

In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2010, certain of whom are our stockholders. The employment agreements have terms up to three years and require annual base salary payments of $1,050,000 and bonus payments of up to $80,000 per year.

ITE M 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our results of operation and cash flows are subject to fluctuations due to changes in foreign currency exchange rate, particularly the Philippines peso. For the years ended December 31, 2004, 2005 and 2006, approximately 0%, 3% and 8%, respectively, of our expenses were generated in the Philippines. We derived all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippines peso would reduce the expenses associated with the operations of our overseas operation by approximately $0.2 million where as a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $0.2 million. Expenses relating to our operations outside of the Unites States increased for the year ended December 31, 2006 when compared to the year ended December 31, 2005 due to increased cost associated with higher revenue generation and a decrease in the value of the U.S. dollar relative to the Philippine peso.

We have cash, cash and cash equivalents and restricted cash equivalents totaling $3.3 million at December 31, 2006. These amounts were primarily invested in money market funds, certificate of deposits and variable rated preferred instruments. The cash and cash equivalents are held for working capital requirements, expansion and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

ITEM 8.	FIN ANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and the Notes thereto, together with the reports thereon of Daszkal Bolton, LLP dated April 2, 2007, and BDO Seidman, LLP dated April 11, 2006 are filed as part of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On September 25, 2006, the Audit Committee of our Board of Directors dismissed BDO Seidman, LLP(“BDO”) as our independent registered public accounting firm.

On September 27, 2006, we engaged DaszkalBolton, LLP (“DB”) as our new independent registered public accounting firm.

The report of BDO, dated April 11, 2006, on our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified, however, such report did contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

During our fiscal years ended December 31, 2005 and 2004, and through September 25, 2006, we did not have any disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

During our fiscal years ended December 31, 2005 and 2004 and through September 25, 2006, there were no “reportable events”, as defined in Item 304(a)(1)(v) of Regulation S-K adopted by the Securities and Exchange Commission.

During our fiscal years ended December 31, 2005 and 2004 and through September 25, 2006, neither us nor anyone acting on its behalf consulted with DB regarding any of the matters specified in Item 304(a)(2) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this Annual Report in accumulating and communicating to our management, including our Chief Executive Officer and Chief Financial Officer, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosure.

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

P ART III

ITEMS	10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 (except for the information required by Item 12 required by Item 201(d) of Regulation S-K) will be set forth in our Proxy Statement relating to the 2007 Annual Meeting of Shareholders, which will be filed no later than April 30, 2007, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,294,890	$0.68	634,110
Equity compensation plans not approved by security holders	—	—	—
Total	1,294,890	$0.68	634,110

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following report and Consolidated Financial Statements and the Notes thereto are filed as part of this report beginning on page F-1, pursuant to the Financial Statements and Supplementary Data.

(a)(1) Financial Statements.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Common Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Schedule.

Schedule II: Valuation and Qualifying Accounts

Years Ended December 31, 2006, 2005, and 2004

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$61,994	$59,248	$(22,112)	$99,130
Deferred tax asset valuation allowance	18,970,295	—	(1,856,186)	17,114,109
Year ended December 31, 2005:
Allowance for doubtful accounts	$776,066	$127	$(714,199)	$61,994
Deferred tax asset valuation allowance	18,459,070	511,225	—	18,970,295
Year ended December 31, 2004:
Allowance for doubtful accounts	$707,372	$68,694	$—	$776,066
Deferred tax asset valuation allowance	16,663,059	1,796,011	—	18,459,070

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

Dated: April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Shawkat Raslan	Chairman, President and Chief Executive Officer (principal executive officer)	April 16, 2007
(Shawkat Raslan)

/s/ Richard Lyew	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	April 16, 2007
(Richard Lyew)

/s/ Michael Dornemann	Director	April 16, 2007
(Michael Dornemann)

/s/ Orhan Sadik-Khan	Director	April 16, 2007
(Orhan Sadik-Khan)

/s/ Frederick Thorne	Director	April 16, 2007
(Frederick Thorne

/s/ Carl H. Tiedemann	Director	April 16, 2007
(Carl H. Tiedemann)

/s/ Alfonso Yuchengco III	Director	April 16, 2007
(Alfonso Yuchengco III)

/s/ Charles Henri Weil	Director	April 16, 2007
(Charles Henri Weil)

/s/ Mark Wright	Secretary	April 16, 2007
(Mark Wright)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Access Worldwide Communications, Inc.

We have audited, before the effects of the reclassifications of discontinued operations described in Note14, the accompanying consolidated balance sheet of Access Worldwide Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, changes in common stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2005 (The 2005 and 2004 financial statements before the effects of the reclassifications of discontinued operations discussed in Note 14 are not presented herein). We have also audited the schedule for each of the two years in the period ended December 31, 2005 listed in the index appearing under Item 15 (a) (2) on page 24. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the reclassifications of discontinued operations described in Note 14, present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. and subsidiaries at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 2005 consolidated financial statements included the Company’s 2005 Form 10-K not presented herein, the Company’s recurring losses from operations, negative cash flows, and accumulated deficit raised substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters were also described in Note 1 to those financial statements. The consolidated financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to audit, review, or apply any procedures to the reclassifications to discontinued operations described in Note 14 and, accordingly, we do not express an opinion or any other form of assurance about whether such reclassifications are appropriate and have been properly applied. Those reclassifications were audited by the Independent Registered Public Accounting Firm DaszkalBolton LLP.

/s/ BDO Seidman, LLP

West Palm Beach, Florida

April 11, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Access Worldwide Communications, Inc.

We have audited the accompanying consolidated balance sheet of Access Worldwide Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in common stockholders’ deficit, and cash flows for the year then ended. We have also audited the schedule for year ended December 31, 2006 listed in the index appearing under Item 15 (a)(2) on page 24 and the effects of the reclassification of discontinued operations in the Company’s 2005 and 2004 statements of operations and cash flows. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. and subsidiaries at December 31, 2006, and the results of its operations and its cash flows for the year then ended. in conformity with accounting principles generally accepted in the United States of America.

In our opinion, the schedule for the year ended December 31, 2006 presents fairly, in all material respects, the information set forth therein.

Also, in our opinion the statements of operations and cash flows for the years ended December 31, 2005 and 2004 fairly present the reclassifications to discontinued operations.

/s/ Daszkal Bolton, LLP

Daszkal Bolton LLP

April 2, 2007

AC CESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,836,980	$1,755,926
Restricted cash	123,000	314,000
Accounts receivable, net of allowance for doubtful accounts of $99,130 and $61,994, respectively	6,956,218	7,297,583
Unbilled receivables	7,750	228,083
Other current assets, net	831,958	785,257

Total current assets	10,755,906	10,380,849
Property and equipment, net	3,374,575	5,025,158
Restricted cash	343,000	466,000
Other assets, net	386,127	390,822

Total assets	$14,859,608	$16,262,829

LIABILITIES AND COMMON STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of indebtedness	$438,866	$4,876,381
Current portion of indebtedness—related parties	1,750,000	352,334
Accounts payable	1,315,785	1,878,856
Accrued expenses	654,140	2,204,267
Grants payable	—	80,000
Accrued salaries, wages and related benefits	586,107	736,797
Customer deposits	1,210,146	1,084,378
Convertible Notes, net	—	1,768,584
Deferred revenue	669,290	1,435,619
Accrued interest and other related party expenses	—	59,512

Total current liabilities	6,624,334	14,476,728
Long-term portion of indebtedness	259,256	669,441
Other long-term liabilities	530,992	796,418
Convertible Notes, net	4,625,490	1,380,564
Mandatorily redeemable preferred stock, $0.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	16,040,072	21,323,151

Commitments and contingencies
Common stockholders’ deficit:
Common stock, $0.01 par value: voting: 40,000,000 shares authorized; 17,340,065 and 16,616,219 shares issued and outstanding, respectively	173,401	166,162
Additional paid-in capital	71,362,793	70,389,446
Accumulated deficit	(72,716,658)	(75,602,730)
Deferred compensation	—	(13,200)

Total common stockholders’ deficit	(1,180,464)	(5,060,322)

Total liabilities and common stockholders’ deficit	$14,859,608	$16,262,829

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$27,711,626	$14,809,486	$22,358,522
Cost and expenses:
Cost of services	21,315,235	13,145,510	17,443,117
Selling, general and administrative expenses	6,557,701	4,497,969	5,394,349
Depreciation expense	1,037,856	893,516	657,984

Total costs and expenses	28,910,792	18,536,995	23,495,450

Loss from operations	(1,199,166)	(3,727,509)	(1,136,928)
Interest income	117,465	31,903	10,255
Interest expense - related parties	(131,280)	(91,750)	(87,003)
Interest expense	(3,038,091)	(1,666,641)	(1,237,602)

Loss from continuing operations	(4,251,072)	(5,453,997)	(2,451,278)
Discontinued operations
(Loss) income from discontinued operations	(591,631)	773,273	1,040,245
Gain on disposal of segment, net of income tax expense of $0	7,728,775	—	—

	7,137,144	773,273	1,040,245

Net income (loss)	2,886,072	(4,680,724)	(1,411,033)

Deemed dividend - warrants issued to certain stockholders	—	(740,000)	—

Net income (loss) applicable to common stockholders	$2,886,072	$(5,420,724)	$(1,411,033)

Basic and diluted income (loss) per share of common stock
Continuing operations	$(0.25)	$(0.42)	$(0.24)
Discontinued operations	$0.41	$0.06	$0.10
Net income (loss)	$0.17	$(0.41)	$(0.14)
Weighted average common shares outstanding	17,340,065	13,084,761	10,008,271

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

COMMON STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2004, 2005 and 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Deferred Compensation	Total
	Shares	Amount
Balance, December 31, 2003	9,740,501	97,405	64,950,294	(68,770,973)	(26,400)	(3,749,674)

Common stock issued to pay accrued bonuses compensation	143,216	1,432	85,930	—	—	87,362
Value of warrants issued in connection with amended Debt Agreement	—	—	68,360	—	—	68,360
Value of warrants issued in connection with Convertible Notes II	—	—	609,500	—	—	609,500
Beneficial conversion feature associated with Convertible Notes II	—	—	494,500	—	—	494,500
Amortization of deferred compensation	—	—	—	—	6,600	6,600
Common stock options exercised	38,002	380	19,687	—	—	20,067
Common stock warrants exercised	920,000	9,200	—	—	—	9,200
Net loss for the year ended December 31, 2004	—	—	—	(1,411,033)	—	(1,411,033)

Balance, December 31, 2004	10,841,719	108,417	66,228,271	(70,182,006)	(19,800)	(3,865,118)

Common stock options exercised	14,500	145	6,675	—	—	6,820
Common stock issued to pay accrued bonus compensation	185,000	1,850	183,150	—	—	185,000
Amortization of deferred compensation	—	—	—	—	6,600	6,600
Common stock options granted for services	—	—	31,500	—	—	31,500
Common stock issued in private placement	1,000,000	10,000	990,000	—	—	1,000,000
Common stock issued for Convertible Debt III	4,510,000	45,100	2,209,850	—	—	2,254,950
Common stock warrants exercised	65,000	650	—	—	—	650
Net loss for the year ended December 31, 2005	—	—	—	(4,680,724)	—	(4,680,724)
Deemed dividend on common stock – warrants issued to certain stockholders	—	—	740,000	(740,000)	—	—

Balance, December 31, 2005	16,616,219	$166,162	$70,389,446	$(75,602,730)	$(13,200)	$(5,060,322)

Common stock warrants exercised	553,500	5,535	—	—	—	5,535
Common stock issued for services	121,199	1,212	96,288	—	—	97,500
Common stock issued to pay accrued bonus	49,147	492	24,082	—	—	24,574
Reversal of intrinsic value of deferred compensation	—	—	(13,200)	—	13,200	—
Share based compensation expense	—	—	105,046	—	—	105,046
Value of warrants issued in connection with refinancing Convertible Note I	—	—	600,385	—	—	600,385
Value of warrants issued in connection with note payable to related party	—	—	160,746	—	—	160,746
Net income for the year ended December 31, 2006	—	—	—	2,886,072	—	2,886,072

Balance, December 31, 2006	17,340,065	$173,401	$71,362,793	$(72,716,658)	$—	$(1,180,464)

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,886,072	$(4,680,724)	$(1,411,033)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,037,856	905,156	809,006
Allowance for doubtful accounts	98,821	(65,325)	61,764
Amortization of deferred compensation	10,500	15,350	6,600
Amortization of deferred financing costs	600,239	87,217	158,483
Accretion of discount on Convertible Notes	691,727	721,463	394,349
Gain on sale of discontinued operations	(7,728,775)	—	—
Share based compensation expense	227,119	—	—
Changes in assets and liabilities from discontinued operations	734,419	(2,308,861)	925,810
Changes in operating assets and liabilities:
Accounts receivable	(4,253,286)	128,519	1,662,182
Other assets	(449,720)	(27,098)	991,903
Accounts payable, grants payable, accrued expenses and other liabilities	287,465	797,743	145,000
Accrued salaries, wages and related benefits	301,441	(58,619)	(229,536)
Customer deposits	(2)	19,315	—
Deferred revenue	325,603	(158,665)	402,352
Accrued interest and related party expenses	(778,167)	46,911	—

Net cash (used in) provided by operating activities	(6,008,688)	(4,577,618)	3,916,880

Cash flows from investing activities:
Additions to property and equipment, net	(564,988)	(2,458,104)	(473,010)
Additions to property and equipments from discontinued operations, net	(187,549)	(387,682)	(359,838)
Net proceeds from sale of discontinued operations	9,751,470	—	—
Decrease (increase) decrease in restricted cash	314,000	(69,000)	123,000

Net cash provided by (used in) investing activities	9,312,933	(2,914,786)	(709,848)

Cash flows from financing activities:
Payments on capital leases	(383,146)	761,373	(1,214)
Proceeds from issuance of common stock	5,535	3,254,950	—
Proceeds from exercise of common stock options and warrants	—	7,470	29,267
Net borrowings under Credit Facility and Debt Agreement	(4,454,388)	1,623,855	(2,212,461)
Borrowings under note payable to related party	2,000,000
Repayment of Convertible Notes	(115,000)
Loan origination fees	(140,000)	(40,000)	(25,000)
Proceeds from issuance of Convertible Notes	1,500,000	1,000,000	1,150,000
Payments under note payable to related party	(602,334)
Proceeds from insurance financing, net	(17,122)	22,251	—
Payments on capital leases from discontinued operations	(16,736)	47,885	(18,800)
Payment of subordinated note from discontinued operations	—	—	(31,000)

Net cash (used in) provided by financing activities	(2,223,191)	6,677,784	(1,109,208)

Net increase (decrease) in cash and cash equivalents	1,081,054	(814,620)	2,097,824
Cash and cash equivalents, beginning of year	1,755,926	2,570,546	472,722

Cash and cash equivalents, end of year	$2,836,980	$1,755,926	$2,570,546

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,896,767	$921,768	$700,085

Note: $1,000,000 was paid in 2006 for early termination of credit facility.
Income taxes	$—	$—	$3,000

Non-Cash Investing and Financing Activities:
Equipment acquisitions through capital leases	$24,290	$1,053,832	$171,954

Issuance of common stock to pay bonuses	$49,147	$185,000	$87,362

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION

Access Worldwide Communications, Inc. (“Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) was incorporated in the State of Delaware on August 11, 1983 and has been a provider of outsourced sales and marketing services since its inception. Over the past couple of years Access has sold various non-core businesses to focus on the rapidly growing business process outsourcing (“BPO”) market. Access is a provider of customer management services in the Telecommunications, Financial Services, Retail/Catalog and Media industries. Access currently has over 1,000 employees worldwide with communication centers in the U.S. and the Philippines.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts in our financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Risk

We are potentially subjected to concentration of credit risks through our cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits. At December 31, 2006 and 2005 cash and cash equivalents held in excess FDIC insurance limits was approximately $0.4 million and $0.0 million, respectively.

We extend credit to our customers in the normal course of business and our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We continuously monitor accounts receivable balances and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. For the year ended December 31, 2006 and 2005, we maintain allowance for doubtful accounts of $99,130 and $61,994, respectively. While such bad debt expenses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same collectability rates that we have in the past. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of accounts receivable, including the credit-worthiness, financial stability and effects of market conditions on each client.

For the year ended December 31, 2006, 2005 and 2004, a substantial portion of our revenues was derived from three customers, who are included in our domestic and international segments (see Note 15).

	For the year ended December 31,
	2006	2005	2004
Revenues
Client A	47%	33%	36%
Client B	12%	3%	0%
Client C	6%	0%	0%
Accounts Receivable
Client A	54%	27%	27%
Client B	11%	1%	0%
Client C	7%	6%	0%

As of December 31, 2006, one of these clients is disputing accounts receivables totaling $611,000. We are continuing to do business with this client and are making every effort to negotiation a settlement. Based on current negotiations, we expect a favorable outcome and therefore have not recorded any reserves against these accounts receivables. If we are unable to negotiation a favorable settlement, we could be faced with a potential write-off of some or all of these accounts receivables.

Our revenues are dependent on clients in the telecommunications, financial services, retail/catalog and media industries, and a material decrease in demand for outsourced services in these industries could result in decreased revenues. Additionally, we have significant operations in the Philippines and are subject to risk associated with operating in the Philippines including political, social and economic instability and increase security concern, fluctuation in currency exchange rates and exposure to different legal standards.

We maintain operational and technical facilities for our global operations, including maintaining a relationship with three significant vendors that provide maintenance of our main technology equipment and data. Any significant events leading to systems and operations unavailability before our contingency plans can be deployed could potentially lead to a disruption of services and associated financial impact.

Basis of Presentation

The consolidated financial statements present our financial position and results of operations, including all subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and Cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less. Cash and cash equivalents at December 31, 2006 and 2005 consist of money market funds and investments in Variable Rate Preferred securities. At times, cash balances held at financial institutions are in excess of federally insured limits. We have not experienced any losses in such accounts and management believes the risk related to these short term investments are minimal.

As of December 31, 2006, we have restricted cash of $0.4 million in the form of a certificate of deposit which secured a letter of credit issued to the landlord of our Maryland communication center. The restriction decreases each anniversary year of the lease agreement by $0.1 million through 2008 and then remains at $0.2 million through 2010.

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

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform to the 2006 presentation. Such reclassifications did not change our net loss or total common stockholders’ deficit as previously reported.

Revenue Recognition

Our customer management services revenues are recognized on the following bases: production hours, inbound minutes, phone calls placed or received sales made per hour or fixed monthly fee. Revenues are recognized when we have no significant obligations remaining, fees are fixed and determinable and collection of the related accounts receivable is reasonably assured.

As of December 31, 2006, we no longer provide medical education and meeting program services for which revenues were recognized on a percentage of completion methodology using project milestones, which at times results in unbilled receivables and favorable and unfavorable cost variances.

Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per share is based on the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding.

The following is a summary of the number of shares or securities outstanding during the respective periods that have been excluded from the calculation because their effects on net loss from operations would have been anti-dilutive:

	For the Years Ended December 31,
	2006	2005	2004
Convertible debt	10,120,000	3,250,000	3,250,000
Warrants	6,671,500	6,825,000	1,380,000
Stock options	1,294,890	1,464,006	1,268,365

	18,086,390	11,539,006	5,898,365

The following is the computation of basic and diluted loss per common share:

	For the Years Ended December 31,
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
2006
Basic	$2,886,072	17,340,065	$0.17

Earnings per share of common stock - diluted	$2,886,072	17,340,065	$0.17

2005
Basic	$(5,420,724)	13,084,761	$(0.41)

Loss per share of common stock - diluted	$(5,420,724)	13,084,761	$(0.41)

2004
Basic	$(1,411,033)	10,008,271	$(0.14)

Loss per share of common stock - diluted	$(1,411,033)	10,008,271	$(0.14)

Stock-Based Compensation

We maintained an incentive stock option plan that provides for the grant of stock options to our directors, officers and key employees. Under the stock option plan, stock options must be granted at an option price equal to the closing market price of the stock on the date of the stock option was awarded. Stock options granted under the plan become exercisable over three or five years, as determined by the Compensation Committee, in equal annual installments after the date of grant. All stock options granted expire ten years from the date of grant.

Options granted under our stock-based compensation plan to employees were accounted for using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. We did not recognize compensation expense in connection with granting stock options to employees as the strike price of the option at the time of grant generally equals the fair market value of our stock at such time. Options granted under our stock-based compensation plan to non-employees are accounted for based on fair value accounting rules. Vesting terms are determined by the Compensation Committee at the time of grant.

In December 2004, the FASB issued Statement No. 123 (revised 2004, Share-Based Payment (“SFAS No. 123R”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Statement supersedes APB No. 25 and its related implementation guidance. As of December 31, 2006, there was approximately $141,956 of total unrecognized share based compensation costs related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 6.9 years

Pro forma Information Under SFAS No. 123R for Periods Prior to Fiscal 2006

The table below illustrates the effect on net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock options granted for the period ended December 31,:

	2005	2004
Net loss
As reported	$(5,420,724)	$(1,411,033)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	6,600	6,600
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(140,639)	(194,196)

Pro forma	$(5,554,763)	$(1,598,629)

Loss per share:
Basic and diluted (1) - as reported	$(0.41)	(0.14)
Basic and diluted (1) - pro forma	(0.42)	(0.16)

(1)	Since the effects of stock options, warrants and convertible debt are anti-dilutive, these effects have not been included in the calculation of dilutive earnings per share (“EPS”).

Valuation and Expense Information under SFAS No. 123R

The adoption of SFAS No. 123R had a negligible impact on our net income for period ended December 31, 2006. Accordingly, the adoption of SFAS No. 123R did not have an effect on income per share for the period ended December 31, 2006. We recorded share based compensation cost of approximately $105,046 for the period ended December 31, 2006.

As required by SFAS 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees-directors, senior management and all other employees, based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed. The effect actual forfeitures for the period ended December 31, 2006 and the estimated forfeiture rate for the period ended December 31, 2006 was 29% and 12% respectively.

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a Black-Scholes-Merton option-pricing formula, applying the following assumptions, and amortize that value to expense over the option’s vesting period using the straight-line attribution approach for the period ended December 31,:

	2006	2005
Divided yield	0%	0%
Expected volatility	106%	107%
Risk-free interest rate (weighted average)	4.72%	4.05%
Expected option term	6.5 years	5 years
Nominal option term	10 years	10 years

Foreign Currency Translation

The U.S. Dollar is the functional currency of our continuing operations. For subsidiaries where the U.S. Dollar is the functional currency, all foreign currency asset and liability amounts are remeasured into U.S. Dollars at end-of-period exchange rates, except for prepaid expenses, property and equipment, and other assets, which are remeasured at historical rates. Foreign currency income and expenses are remeasured at average exchange rates in effect during the year, except for expenses related to balance sheet amounts remeasured at historical exchange rates. Exchange gains and losses arising from remeasurement of foreign currency-denominated monetary assets and liabilities are included in income in the period in which they occur.

Recent Accounting Pronouncements

In September 2006, the Commission issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires analysis of misstatements using both an income statement (rollover approach) and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for our fiscal year 2006 annual financial statements. The adoption of the statement did not have a material impact on our consolidated results of operations, financial position or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for our fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We will evaluate the adoption of FIN 48 and determine its impact on our consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Our property and equipment consists of the following:

	Useful Life In Years	December 31,
		2006	2005
Furniture and fixtures	7	$984,834	$1,565,209
Furniture and fixtures under capital lease	Life of lease	154,802	154,802
Telephone and office equipment	7	2,072,639	3,584,905
Telephone and office equipment under capital lease	Life of lease	230,922	235,667
Computer equipment	3-5	4,650,099	5,617,062
Computer equipment under capital lease	Life of lease	1,289,651	1,264,451
Leasehold improvements	Life of lease	1,442,965	2,904,607
Fixed assets not placed in service		208,678	3,613

		11,034,590	15,330,316
Less: accumulated depreciation and amortization (1)		(7,660,015)	(10,305,158)

Property and equipment, net		$3,374,575	$5,025,158

Depreciation and amortization expense (including such expense for property and equipment held under capital leases) was $1,037,856, $893,516 and $657,984 for the years ended December 31, 2006, 2005 and 2004, respectively.

(1)	Accumulated amortization on assets held under capital leases was approximately $634,000 and $233,000 at December 31, 2006 and December 31, 2005, respectively.

4. INCOME TAXES

Our benefit for income taxes consists of the following:

For the Years Ended December 31,
	2006	2005	2004
Current tax benefit :
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred tax benefit:
Federal	—	—	—

	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net deferred tax assets are comprised of the following:

	December 31,
	2006	2005
Deferred tax assets:
Accrued bonus	$31,933	$97,610
Accrued severance	15,328	—
Bad debt expense	43,539	43,151
Accrued vacation pay	1,277	54,340
AMT credit	178,664	178,664
Depreciation	83,694	219,068
Amortization of goodwill	6,901,730	10,209,367
Federal and state net operating loss carryforwards	9,810,681	7,980,851
Foreign net operating loss carryforwards	7,383	147,364
Other	39,880	39,880

Gross deferred tax assets	17,114,109	18,970,295
Less: valuation allowance	(17,114,109)	(18,970,295)

Net deferred tax assets	—	—

Deferred tax liabilities	—	—

Net deferred taxes	$—	$—

At December 31, 2006, we had approximately $21,614,000 of net operating loss (“NOL”) carryforwards for federal income tax purposes, approximately $21,095 for foreign income tax purposes, and approximately $50,078,000 for state income tax purposes, which expire at various times through 2025.

A valuation allowance to reduce deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. We recorded a valuation allowance of $17,114,109 and $18,970,295 at December 31, 2006 and 2005, respectively, which primarily relates to intangible assets and net operating loss carryforwards.

Our effective tax rate was different from the federal statutory rate as follows:

	For the Years Ended December 31,
	2006	2005	2004
Statutory rate	(34)%	(34)%	(34)%
Permanent difference	0	6	2
State income taxes, net of federal benefit	(9)	(9)	(9)
Valuation allowance	43	37	41

	0%	0%	0%

5. INDEBTEDNESS

	December 31,
	2006	2005
Our borrowings consist of the following:
Subordinated unsecured promissory note payable to related party, constant maturity of four months and 200,000 warrants for each four month period	$1,750,000
Revolving Credit, Term Loan and Security Agreement (collectively the “Debt Agreement”)	—	$4,454,388
6% subordinated promissory note due to former stockholder of TeleManagement Services (“TMS”); interest at default rate of 10% per year. Principal and interest payments restricted per subordination agreement to the Debt Agreement	—	352,334
Deferred financing and insurance	13,521	30,643
Capital leases payable in monthly installments through May 2010	684,601	1,060,791

	2,448,122	5,898,156
Less: current portion	(2,188,866)	(5,228,715)

	$259,256	$669,441

On June 10, 2003, we entered into a Revolving Credit, Term Loan and Security Agreement (“Debt Agreement”) with CapitalSource Finance, LLC (“CapitalSource”), a commercial finance firm. The Debt Agreement provided up to $10.0 million under a revolving line of credit (the “Revolver”); up to $0.5 million under a Term Loan (the “Term Loan”). Due to Events of Default that occurred through 2006, we executed five amendments to the Debt Agreement which waived these defaults, amended certain financial covenants and provided for certain other terms and conditions.

On June 20, 2006, the Board of Directors (the “Board”) approved an assets purchase agreement, to sell all or substantially all the assets of TeleManagement Services (“TMS”), pursuant to majority consent from our outstanding stockholders. On August 3, 2006, after receiving a majority consent from our outstanding stockholders, we completed the sale of substantially all of the assets of TMS for $10.5 million, less $0.4 million for the settlement of a subordinated note with the former stockholder of TeleManagement Services, accrued interest and a $0.8 million holdback for working capital settlement within 90 days, as defined in the Assets Purchase Agreement. On March 20, 2007, we settled the working capital settlement with TMS for $0.3 million. The remaining $5.3 million was used to fund operations and pay CapitalSource all amounts due under the terms of the Debt Agreement, including an early termination fee of $1.0 million which has been classified as interest expense.

On May 24, 2006, we entered into a $2.0 million subordinated unsecured promissory note agreement (the “Note”) with Charles Henri-Weil, a member of our board of directors and one of our stockholders. The Note has a constant maturity of four months which requires us to issue a warrant to purchase 200,000 shares of our common stock for each of the four month period the Note remains unpaid. The warrants are fully vested upon issuance and have an exercise price of $0.01 per share and a term of ten years.

As of December 31, 2006, we have issued two warrants to acquire 400,000 shares of our common stock. We estimated these warrants to have a fair value $161,000 using a Black-Scholes pricing model, which has been recorded as debt discount, and is being amortized to interest expense over each four month period.

We expect to meet our short-term liquidity requirements through net cash provided by operations and cash and cash equivalents. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

Aggregate annual principal maturities for indebtedness as of December 31, 2006 are as follows:

2007	$2,188,866
2008	231,428
2009	19,438
2010	8,390

$2,448,122

6. CONVERTIBLE NOTES

On July 15, 2003 (the “Effective Date”), we completed a private placement of $2.1 million of Convertible Notes and warrants (“Convertible Notes I) to purchase up to 1.05 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes I were used to fund working capital and operations. The Convertible Notes I have a 39 month term, bearing interest at a rate of 5% and convertible after one year from the Effective Date of the Convertible Notes I into our common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing July 15, 2004. Interest on the Convertible Notes I is paid quarterly, provided we are in compliance with the covenants of our senior lenders, if any. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due to our senior lenders, if any, have been paid or (ii) our senior lenders, if any, have consented to the payment. During 2004 and 2005, warrants to purchase 920,000 and 55,000 shares of our common stock were exercised for cash proceeds of $9,200 and $550. At December 31, 2006, warrants to purchase 75,000 shares of common stock remained outstanding.

On August 24, 2004, we filed a registration statement on Form S-3 to permit a public offering and sale of shares of common stock into which the Convertible Notes I is convertible, and of the shares of common stock issuable upon exercise of the warrants. The registration statement was declared effective on September 7, 2004.

We have recorded a debt discount of approximately $1,281,000 consisting of the intrinsic value of the beneficial conversion option of $441,000 and the portion of the proceeds allocated to the warrants of $840,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the Convertible Notes I. The debt discount was amortized over the contractual life of the Convertible Notes I as additional interest expense using the effective interest method.

During the third quarter of 2006, we contacted the Holders of Convertible Note I (the “Holders”) and offered each, the following options: (a) to convert their Convertible Note I to shares of our common stock, (b) to receive a payout of principal and any accrued interest, or (c) to reinvest their Convertible Note I with us for another 36 months in return for an increased conversion rate from one (1) share of our common stock per dollar invested, to two (2) shares of common stock per dollar invested. On October 13, 2006, approximately $1.985 million of the Holders agreed to reinvest in Convertible Notes I (henceforth referred to as “Convertible I” and Convertible Notes I was amended. Convertible I matures the earlier of (a) October 1, 2009 or (b) a change of control, all or any part of the principal amount may be converted at any time at a conversion rate of $0.50 per share. The sale of the underlying shares associated with the amendment was exempt from registration under the Securities Act of 1933 as a private offering to accredited investors under Section 4(2) of the Securities Act.

We have recorded a debt discount of approximately $600,385 using the Black-Scholes option pricing model. The debt discount will be amortized over the contractual life of Convertible I as additional interest expense using the effective interest method. During 2006, 2005, and 2004, approximately $354,000, $400,000, and $381,000 respectively, of debt discount were amortized as interest expense.

On December 15, 2004, we completed a private placement of $1.15 million of Convertible Notes and warrants (“Convertible Notes II”) to purchase up to 1.15 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes II were used to fund working capital and operations. The Convertible Notes II have a 39 month term, bearing interest at a rate of 5% and are convertible beginning after one year from the Effective Date, as defined, of the Convertible Notes II into common stock at $1.00 per share. The warrants have an exercise price of $0.01 per share, a term of ten years, and were exercisable commencing December 15, 2005. Interest on the Convertible Notes II is paid quarterly, provided we are in compliance with the covenants of our senior lenders, if any. Principal is payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due to our senior lenders, if any, have been paid or (ii) our senior lenders have consented to the payment.

We have recorded a debt discount of approximately $1,104,000 consisting of the intrinsic value of the beneficial conversion option of $494,500 and the portion of the proceeds allocated to the warrants of $609,500, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the Convertible Notes II. The debt discount is being amortized over the contractual life of the Convertible Notes II as additional interest expense using the effective interest method. As of December 31, 2006 and 2005, the unamortized balance of our debt discounts associated with Convertible Notes II issued for $1.1 million is approximately $0.4 million and $0.8 million, respectively. During 2006, 2005 and 2004, approximately $338,000, $322,000 and $13,000, respectively, of debt discount was amortized as interest expense.

On August 31, 2005, we completed a private placement for approximately $2.26 million of Convertible Notes (“Convertible Notes III”) and Warrants (“Warrants”) to Accredited Investors, as defined in the Securities Act of 1933, as amended. The Convertible Notes III is convertible at a ratio of 2 shares of our common stock for each $1.00 invested. Each holder of the Convertible Notes III received Warrants to purchase 2 shares of our common stock for each $1.00 invested. The Warrants, which are exercisable into an aggregate of 4,510,000 shares of our common stock, have an exercise price of $0.75 per share, a term of ten years, and are exercisable commencing upon the Vesting Date, which is defined as the completion of both (i) the date upon which the holder of the Warrant pays the purchase price for the Convertible Notes III, and (ii) the date of the Conversion Event. Convertible Notes III was automatically convertible upon the Conversion Event, which is defined as that date upon which the majority of our common stockholders voted to amend our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), to increase the authorized shares of the Company’s common stock from 20 million to not less than 35 million.

On August 25, 2005, by written consent, a majority of our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 20 million to 40 million. As a result of the Conversion Event, on the August 31, 2005, the closing date of the Convertible Notes III, the notes automatically converted into 4,510,000 shares of our common stock. As the Warrants were issued to investors whose Convertible Notes III automatically converted upon issuance to common stock, the Warrants represent a cost of capital. As of December 31, 2006, all Warrants issued in connection with the Convertible Notes III remain outstanding.

On March 17, 2006, we completed a private placement of $2.5 million of Convertible Notes (“Convertible Notes IV”) to purchase up to 5.0 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes IV were used to fund working capital and operations. The Convertible Notes IV have a 36 month term, bearing interest at a rate of 5% and are immediately convertible into common stock at a rate of 2 shares per dollar invested, as defined. Interest on the Convertible Notes IV is paid quarterly, provided we are in compliance with the covenants of our senior lenders, if any. Principal is payable on the earliest of the 36 month term or a Change of Control (as defined); in either case, only after (i) all amounts due to our senior lenders, if any, have been paid or (ii) our senior lenders have consented to the payment.

During 2006 and 2005, warrants to purchase 553,500 and 10,000 shares, respectively, of our common stock were exercised for cash proceeds of $5,535 and $100, respectively. At December 31, 2006, warrants to purchase 6,671,500 shares of our common stock remain outstanding.

Under the terms of registration rights granted to the holders of Convertible Notes II, III and IV for the shares into which the notes are convertible, and shares into which the related warrants are exercisable, we have committed to take all reasonable efforts to file a registration statement to register and maintain registration such shares for a period of two years from the effective date of the registration statement.

Aggregate annual principal maturities for convertible notes, which are convertible into 10,120,000 shares of our common stock at the option of the note holder, as of December 31, 2006 are as follows:

2007	$-
2008	1,150,000
2009	4,485,000

$5,635,000

7. PRIVATE PLACEMENT OF COMMON STOCK

On March 4, 2005, we sold and issued to accredited investors 1,000,000 shares of our common stock at a price of $1.00 per share (the “Equity Placement”), including 150,000 shares purchased by a member of our Board of Directors, and 42,500 shares issued to the same member of the Board of Directors or a company affiliated with the member of the Board of Directors on behalf of the other participants as a broker fee. The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to “accredited investors” under Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On July 10, 2005, we amended the Equity Placement agreement to include a provision to issue warrants if we raise any additional capital within a year of the Equity Placement agreement for a purchase price of less than the $1.00 per share.

On September 15, 2005, the amended Equity Placement agreement was triggered by the issuance of Convertible Notes III and we issued warrants to purchase 1,000,000 shares of our common stock (the “Warrants”) to the investors in Equity Placement. The Warrants had an exercise price of $0.01 per share, a ten year term and vested upon the Conversion Event. All Warrants are outstanding at December 31, 2006.

The Warrants had a fair value of approximately $740,000, which was determine by utilizing the Black-Scholes pricing model with the following assumptions: an expected life of 10 years, expected volatility of 108%, risk-free interest rate of 4.18%, and a 0% dividend yield. This value has been recorded as a deemed dividend to the warrants and has been classified as such in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005.

8. MANDATORILY REDEEMABLE PREFERRED STOCK

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

9. STOCK OPTION PLAN

As of December 31, 2006, 2005 and 2004, there were 634,110, 464,994 and 660,635, respectively, stock options available for issuance. A summary of the status of the Plan as of December 31, 2006, 2005 and 2004 and changes during the years then ended is presented below:

	2006		2005		2004
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg Exercise Price
Outstanding at beginning of year	1,464,006	$0.66	1,268,365	$0.66	1,307,300	$0.68
Granted	208,000	0.50	337,000	0.79	238,000	0.66
Exercised	0	0.00	14,500	0.48	38,002	0.53
Forfeited	377,116	0.90	126,859	0.80	238,933	0.77

Outstanding at end of year	1,294,890	0.68	1,464,006	0.68	1,344,369	0.66

Options exercisable at end of Year	694,838		609,415		447,255

Weighted-average fair value of options granted ring the year		$0.42		$0.63		$0.52

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.25-$0.93	1,275,790	6.9	$0.62	675,738	$0.62
$1.25-$2.38	17,000	3.0	1.62	17,000	1.62
$9.00-$12.00	2,100	0.8	12.00	2,100	12.00

$0.25-$12.00	1,294,890	6.9	$0.66	694,838	$0.68

10. RELATED PARTY TRANSACTIONS

Consulting Agreements and Other Services

During the first quarter of 2005, we entered into a Consulting Agreement with a member of our board of directors to provide consulting services with regard to all matters and activities we are performing in the Philippines. The Consulting Agreement provides among other things (i) a term through February 29, 2008 with an option to renew on a month-by-month basis thereafter, (ii) the payment of US $5,000 a month for the remainder of the term, (iii) a designated percent commission on all Qualifying Sales as defined in the Consulting Agreement throughout the remainder of the term, and (iv) a one-time issuance of a stock option to purchase 50,000 shares of the Company’s common stock, at an exercise price of $0.79 per share (the closing market price at the date of grant), with a term of ten years, and a five year vesting schedule. On May 2006, the monthly $5,000 consulting fee was reduced to $2,000 a month. As of December 31, 2006, we have paid $36,000 in consulting fees and amortized $10,500 in compensation expense relating to the one-time issuance of a stock option above.

Office Space

In 2005, the Chief Executive Officer of Access vacated his Greenwich, Connecticut office space and moved to our New York office. For the year ended December 31, 2004, we paid $16,000 for the office space in Greenwich, Connecticut.

On March 29, 2005 and November 28, 2006, we entered into operating lease agreements for our communications centers in the Philippines from a realty company that is majority owned by the immediate family of a member of our board of directors. The leases have terms of five and three years respectively with minimum rent payments of approximately $20,000 and $26,000 per month respectively. During the years ended December 31, 2006 and 2005, we paid $209,541 and $119,000 respectively in rental payments. Additionally, at December 31, 2005 and 2006, we have approximately US $69,000 and $327,000 of cash in a Philippines bank account with a bank that is also majority owned by the immediate family of a member of our Board of Directors.

Capital Financing

In conjunction with our Third Amendment to the Debt Agreement dated November 12, 2004, we issued warrants to purchase 100,000 shares of the Company’s common stock to the Company’s Chief Executive Officer in return for a $1.0 million personal guarantee on our Debt Agreement.

The Board of Directors and certain executive management participated in our capital raisings for Convertible Debt I, II, III, and IV and invested $950,000, $800,000, $1,000,000 and $525,000, respectively. In addition, a greater than 5% shareholder has invested $25,000, and $75,000 in the Convertible Notes I and Convertible Notes II, respectively.

In accordance with the July 10, 2005 amendment to the March 4, 2005 Subscription Agreement for the private placement of our common stock, we issued warrants to purchase 1,000,000 shares of our common stock to those investors, including a warrant to purchase 192,500 shares issued to a member of the our Board of Directors who participated in the March 4, 2005 private placement. See Note 7.

11. DEFINED CONTRIBUTION PLANS

We have defined contribution employee benefit plans which cover substantially all of our employees. We may make discretionary contributions to our plans. During the years ended December 31, 2006, 2005 and 2004, no amounts were contributed to the plans.

12. COMMITMENTS AND CONTINGENCIES

Employment Agreements

In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2008, certain of whom are our stockholders. The employment agreements have terms up to three years and require annual base salary payments of $1,050,000 and bonus payments of up to $80,000.

Legal Proceedings

We are involved in a variety of proceedings that arise from time to time in the ordinary course of our business. We believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

Operating Leases

We lease office space and operating equipment under non-cancelable operating leases with terms ranging from two to ten years and expiring at various dates through April 2011.Certain non cancelable leases are classified as capital leases and the leased assets are included in fixed assets. Rent expense from continuing operations under operating leases was approximately $1,725,000, $2,096,000 and $2,023,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Aggregate minimum annual rentals under the operating leases as of December 31, 2006 are as follows:

2007	$2,380,000
2008	1,563,000
2009	1,281,000
2010	755,000
2011	235,000

$6,214,000

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates their fair value. The fair value of our long-term debt including capital lease obligations and Convertible Notes I, II and IV are determined by calculating the present value of expected future cash outlays associated with our debt instruments. The discount rate used is equivalent to the current rate offered to us for debt of the same maturities at December 31, 2006. The fair value of our long-term indebtedness approximates the carrying value thereof.

14. DISCONTINUED OPERATIONS

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, we have reclassified as discontinued operations, the operations of our TMS Professional Markets Group (“TMS”), a provider of highly professional pharmaceutical marketing services in a variety of therapeutic categories and our AM Medica Communications Group (“AMG”), a provider of highly professional pharmaceutical educations and meeting management services.

TMS was sold on August 3, 2006 for $10.5 million less $0.4 million for the settlement of a subordinated note with the former stockholder of TeleManagement Services, accrued interest and a $0.8 million holdback for the working capital settlement in 90 days, as defined in the Asset Purchase Agreement. On March 20, 2007, we settled the working capital settlement with TMS for $0.3 million. We realized a net gain, including operations through July 31, 2006, of $7.8 million on the disposal of the segment, net of income tax expense and expenses incurred in connection with the transaction as of December 31, 2006.

On December 5, 2006, the Board of Directors approved a plan to terminate our medical education and meeting management services as of December 31, 2006 and focus its attention to the rapidly growing business process outsourcing industry.

In addition to the classification of the gain on the disposal of the segment as discontinued operations, we reclassified the income (loss) from the operations of the segments, net of the related income tax (benefit) expense, for the period from January 1, 2006 until the date of the transaction and the years ended December 31, 2005 and 2004 to discontinued operations in the accompanying statements of income. Revenues and statement of income for TMS and AMG were:

	2006	2005	2004
TMS:
Revenues	$8,617,564	$19,025,986	18,568,953
Operating (loss) income	(315,512)	1,659,775	1,196,499
Net (loss) income per share	$(0.02)	$0.12	$0.12

AMG:
Revenues	$1,367,667	$5,086,255	6,539,521
Operating (loss) income	(260,268)	(854,486)	(156,984)
Net (loss) per share	$(0.02)	$(0.07)	$(0.02)

The TMS assets and liabilities as of July 31, 2006 were as follows:

Cash	$860,682
Accounts receivable, net	3,303,986
Prepaid expenses	101,974
Property and equipment	1,062,757
Other assets	46,177

Total assets	$5,375,576

Accounts payable	$1,888,103
Accrued expenses	407,078
Other liabilities	789,435

Total liabilities	$3,084,616

15. SEGMENTS

Our reportable segments are strategic business units that offer our products and services out of different geographical regions. Our reportable segments consist of U.S. Segment which provides customer management services within the U.S. and Philippines Segment which provides customer management services within the Philippines.

We evaluate the performance of our segments and allocate resources based on revenues and operating (loss) income. The tables below present information about our reportable segments for our continuing operations used by our chief operating decision-maker as of and for the years ended December 31,

	2006	2005	2004
Revenues
Domestic	$22,504,228	$14,216,644	$22,358,522
International	5,207,398	592,842	—
Total	$27,711,626	$14,809,486	$22,358,522
Operating (loss) income
Domestic	$(1,593,363)	$(3,350,233)	$(1,136,928)
International	394,197	(377,276)	—
Total	$(1,199,166)	$(3,727,509)	$(1,136,928)
Depreciation expense
Domestic	$586,553	$751,657	$657,984
International	451,303	141,859	—
Total	$1,037,856	$893,516	$657,984
Total Assets
Domestic	$13,570,101	$15,173,949	$16,009,711
International	1,289,507	1,088,880	—
Total	$14,859,608	$16,262,829	$16,009,711

(a)(3) Exhibits

INDEX TO EXHIBITS

Exhibit Number
10 (xxx)*	Employment Agreement, dated January 21, 2004, by and between Access Worldwide Communications, Inc. and Richard Lyew (Incorporated by reference to Exhibit 10(xxx) to the Company’s For 10-Q filed on March 31, 2004).

10 (yyy)*	Employment Agreement, dated January 18, 2004, by and between Access Worldwide Communications, Inc. and Ted Jordan (Incorporated by reference to Exhibit 10(yyy) to the Company’s For 10-Q filed on March 31, 2004).

10 (zzz)*	Employment Agreement, dated January 20, 2004, by and between Access Worldwide Communications, Inc. and Georges André (Incorporated by reference to Exhibit 10(zzz) to the Company’s For 10-Q filed on March 31, 2004).

10 (aaaa)*	Employment Agreement, dated January 1, 2004, by and between Access Worldwide Communications, Inc. and Guy Amato (Incorporated by reference to Exhibit 10(aaaa) to the Company’s For 10-Q filed on March 31, 2004).

10 (bbbb)	Press release of Access Worldwide dated January 29, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8K filed on February 4, 2004 announcing the approval of BDO Seidman, LLP as the Company’s Independent Accountants.

10 (cccc)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – March 31, 2004 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on May 5, 2004).

10 (dddd)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – March 31, 2004 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on May 5, 2004).

10 (eeee)*	Employment Agreement, dated March 30, 2004, by and between Access Worldwide Communications Inc. and Shawkat Raslan (Incorporated by reference to Exhibit 10(eeee) to the Company’s For 10-K filed on March 31, 2005).

10 (ffff)	Press release of Access Worldwide, dated May 5, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 5, 2004.

10 (gggg)	Press release of Access Worldwide, dated June 23, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8K filed on June 23, 2004 announcing the addition of Michael Dornemann to the Board of Directors.

10 (hhhh)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – June 30, 2004 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on August 9, 2004).

10 (iiii)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – June 30, 2004 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on August 9, 2004).

10 (jjjj)	Press release of Access Worldwide, dated July 1, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8K filed on July 1, 2004 announcing the elevation of Richard Lyew to Executive Vice President and Chief Financial Officer.

10 (kkkk)	Press release of Access Worldwide, dated August 9, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on August 9, 2004.

10 (llll)*	Employment Agreement, dated September 10, 2004, by and between Access Worldwide Communications, Inc. and Stedman Stevens (Incorporated by reference to Exhibit 10(kkkk) to the Company’s For 10-K filed on March 31, 2005).

10 (mmmm)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – Shawkat Raslan, Chief Executive Officer. – September 30, 2004 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-Q filed on November 15, 2004).

10 (nnnn)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-08-06 – John Hamerski, Chief Financial Officer. – September 30, 2004 (incorporated by reference to Exhibit 32.2 to the Company’s Form 10-Q filed on November 15, 2004).

10 (oooo)	Press release of Access Worldwide, dated November 15, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on November 16, 2004.

10 (pppp)	Third Amendment to the Revolving Credit, Term Loan and Security Agreement dated November 12, 2004 (Incorporated by reference to Exhibit 10(pppp) to the Company’s For 10-K filed on March 31, 2005).

10(qqqq)	5% Convertible promissory note, dated December 15, 2004, by and between Company and Holder (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on March 7, 2005)

10(rrrr)	Warrant Certificate, dated December 15, 2004, by and between Company and Holde (Incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed on march 7, 2005).

10(ssss)*	Consulting Agreement, dated February 9, 2005, by and between Access Worldwide Communications, Inc. and Alfonso Yuchengco, III (Incorporated by reference to Exhibit 10(gggg) to the Company’s 10-Q filed on May 16, 2005)

10(tttt)	Subscription Agreement, dated March 4, 2005, by and between the Company and Holder (Incorporated by reference to Exhibit 10(dddd) to the Company’s Form 10-Q filed on May 16, 2005).

10(uuuu)	Lease Agreement, dated march 29, 2005, by and between RCBC Realty Corporation and Access Worldwide (AWWC) Philippines, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on April 1, 2005.).

10(vvvv)	Press Release of Company Announcing fourth quarter 2004 earnings, dated March 31, 2005 (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on April 1, 2005).

10(wwww)	Fourth Amendment to the Revolving Credit, Term Loan and Security Agreement dated August 12, 2005 (Incorporated by reference to Exhibit 10(hhhh) to the Company’s Form 10-Q filed on August 15, 2005).

10(xxxx)	Press Release of Access Worldwide, dated May 16, 2005 (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 18, 2005).

10(yyyy)	Press Release of Access Worldwide, dated August 15, 2005 (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on August 31, 2005).

10(zzzz)	Press Release of Access Worldwide, dated November 21, 2005 (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on November 21, 2005).

10(aaaaa)	Fifth Amendment to the Revolving Credit, Term Loan and Security Agreement dated March 7, 2006 (incorporated by reference to Exhibit 10(aaaaa) to the Company’s Form 10-K filed on April 17, 2006).

10(bbbbb)	Press Release of Company announcing first quarter 2006 earnings, dated May 22, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 22, 2006).

10(ccccc)	5% Convertible Promissory note, dated March 17, 2006, by and between the Company and Holder (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on March 20, 2006).

10(ddddd)	Sixth Amendment to the Revolving Credit, Term Loan and Security Agreement by and between the Company and CapitalSource Finance, LLC dated May 18, 2006 (incorporated by reference to Exhibit 10 (ddddd) to the Company’s Form 10-Q filed on May 22, 2006).

10(eeeee)	Guaranty Agreement by and between Shawkat Raslan and CapitalSource Financial, LLC dated May 18, 2006 (incorporated by reference to Exhibit 10 (eeeee) to the Company’s Form 10-Q filed on May 22, 2006).

10(fffff)	Subordinated Note, dated June 12, 2006, by and between Company and Charles Henri Weil (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on June 15, 2006).

10(ggggg)	Warrant Certificate, dated June 12, 2006, by and between Company and Charles Henri Weil (incorporated by reference to Exhibit 99.2 to the Company’s 8-K filed on June 15, 2006).

10(hhhhh)	Subordination Agreement, dated June 12, 2006, by and among CapitalSource Finance, LLC, the Company, and Charles Henri Weil (incorporated by reference to Exhibit 99.3 to the Company’s 8-K filed on June 15, 2006).

10(iiiii)	Asset Purchase Agreement, dated June 20, 2006, by and among, Access Worldwide, Telemanagement Services, Inc. and TMS Professional Markets Group, LLC (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on June 22, 2006).

10(jjjjj)	Payoff Letter for the Revolving Credit, Term Loan and Security Agreement dated as of June 10, 2003, by and among Access Worldwide Communications, Inc., and its subsidiaries, the Lenders party thereto and CapitalSource Finance, LLC, as agents for the Lenders (as amended, supplemented or otherwise modified to date), dated August 3, 2006 (incorporated by reference to Exhibit 10(jjjjj) to the Company’s Form 10-Q filed on November 14, 2006).

10(kkkkk)	Acknowledgment letter to the Securities and Exchange Commission dated September 27, 2006, from BDO Seidman, LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s 8-K filed September 28, 2006).

10(lllll)	First Amendment to the 5% Convertible Promissory Note, by and between Access Worldwide and the Holder, dated October 13, 2006 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on June 22, 2006).

10(mmmmm)	Lease Agreement, by and between Access Worldwide (AWWC) Philippines, Inc., a wholly owned subsidiary of Access Worldwide Communications Inc., and RCBC Realty Corporation, dated November 2006 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on December 1, 2006).

10(nnnnn)	Employment Agreement by and between Access Worldwide Communications, Inc. and Shawkat Raslan (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(ooooo)	Employment Agreement by and between Access Worldwide Communications, Inc. and Richard Lyew (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(ppppp)	Employment Agreement by and between Access Worldwide Communications, Inc. and J. Ted Jordan (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(qqqqq)	Employment Agreement by and between Access Worldwide Communications, Inc. and Mark Wright (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(rrrrr)	Press Release of Access Worldwide Communications, Inc., dated February 2, 2007 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on February 2, 2007).

10(sssss)	Press Release of Access Worldwide Communications, Inc., dated February 6, 2007 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on February 6, 2007).

23.1	Consent of Daszkal Bolton, LLP

23.2	Consent of BDO Seidman, LLP

24	Powers of Attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2004.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2004.

*	Management contract or compensatory plan or arrangement.