Form 10-Q
period 2007-03-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2007-05-15
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-23489

Access Worldwide Communications, Inc.

(Exact name of registrant as specified in its charter)

Delaware	52-1309227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1820 North Fort Myer Drive Arlington, Virginia	22209
(Address of principal executive offices)	(Zip Code)

(703) 292-5210

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None.	None.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2007
Common Stock, $0.01 par value per share	17,679,065 shares

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$3,767,082	$2,836,980
Restricted cash	123,000	123,000
Accounts receivable, net of allowance for doubtful accounts of $97,275 and $99,130, respectively	6,030,866	6,956,218
Unbilled receivables	—	7,750
Other assets, net	661,052	831,958

Total current assets	10,582,000	10,755,906

Property and equipment, net	4,122,426	3,374,575
Restricted cash	343,000	343,000
Other assets, net	66,054	386,127

Total assets	$15,113,480	$14,859,608

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT

Current liabilities:
Current portion of indebtedness	$509,145	$438,866
Current portion of indebtedness—related parties	1,750,000	1,750,000
Accounts payable	1,662,773	1,315,785
Accrued expenses	474,146	654,140
Accrued salaries, wages and related benefits	997,063	586,107
Customer deposits	1,105,753	1,210,146
Deferred revenue	133,770	669,290

Total current liabilities	6,632,650	6,624,334

Long-term portion of indebtedness	327,422	259,256
Other long-term liabilities	504,244	530,992
Convertible Notes, net	4,749,963	4,625,490
Mandatorily redeemable preferred stock, $0.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	16,214,279	16,040,072

Commitments and contingencies

Common stockholders’ deficit:
Common stock, $0.01 par value: voting: 40,000,000 shares authorized; 17,679,065 and 17,340,065 shares issued and outstanding, respectively	176,791	173,401
Additional paid-in capital	71,475,293	71,362,793
Accumulated deficit	(72,752,883)	(72,716,658)

Total common stockholders’ deficit	(1,100,799)	(1,180,464)

Total liabilities and common stockholders’ deficit	$15,113,480	$14,859,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2007	2006
Revenues	$8,747,688	$5,503,228
Cost and expenses:
Cost of revenues	6,523,738	4,308,940
Selling, general and administrative expenses	1,659,293	1,353,133
Depreciation expense	287,484	271,577

Total costs and expenses	8,470,515	5,933,650

Income (loss) from operations	277,173	(430,422)

Interest income	28,820	16,211
Interest expense – related parties	(34,500)	(22,937)
Interest expense	(258,209)	(454,113)

Income (loss) from continuing operations	13,284	(891,261)

Discontinued operations
Loss from discontinued operations	(49,509)	(279,986)

Loss before income tax	(36,225)	(1,171,247)
Income tax expense	—	—

Net loss	$(36,225)	$(1,171,247)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.00)	$(0.05)

Discontinued operations	$(0.00)	$(0.02)

Net loss	$(0.00)	$(0.07)

Weighted average common shares outstanding	17,679,065	16,889,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2006	17,340,065	$173,401	$71,362,793	$(72,716,658)	$(1,180,464)
Common stock warrants exercised	334,000	3,340	—	—	3,340
Common stock issued for stock options	5,000	50	1,200	—	1,250
Value of warrants issued in connection with note payable to related party	—	—	89,250	—	89,250
Share based compensation expense	—	—	22,050	—	22,050
Net loss	—	—	—	(36,225)	(36,225)

Balance, March 31, 2007	17,679,065	$176,791	$71,475,293	$(72,752,883)	$(1,100,799)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2007	2006
Cash flows from operating activities:
Net income (loss)	$13,284	$(891,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	287,484	271,577
Amortization of deferred financing costs	33,469	24,606
Amortization of deferred compensation	2,625	2,625
Accretion of discount on Convertible Notes	124,473	186,166
Allowance for doubtful accounts	97,093	1,786
Share based compensation expense	22,050	20,327
Changes in assets and liabilities from discontinued operations	(99,710)	(336,291)
Changes in operating assets and liabilities:
Accounts receivable	765,259	(892,830)
Other assets	520,209	(189,106)
Accounts payable and accrued expenses	280,362	5,383
Accrued salaries, wages and related benefits	415,454	212,269
Accrued interest and related party expenses	—	6,082
Deferred revenue and customer deposits	(636,112)	36,073

Net cash provided by (used in) operating activities	1,825,940	(1,542,595)

Cash flows from investing activities:
Additions to property and equipment, net	(771,696)	21,205
Additions to property and equipment from discontinued operations, net	—	(187,549)
Increase in restricted cash	—	(1,208,000)

Net cash used in investing activities	(771,696)	(1,374,344)

Cash flows from financing activities:
Payments on capital leases	(115,210)	(67,570)
Proceeds from issuance of common stock	4,590	4,410
Proceeds from exercise of common stock options and warrants	—	101,250
Net borrowings under Credit Facility and Debt Agreement	—	390,411
Loan origination fees	—	(35,000)
Proceeds from issuance of Convertible Notes	—	1,500,000
Proceeds from insurance financing, net	(13,522)	103,012
Payment on capital leases from discontinued operations	—	(4,106)

Net cash (used in) provided by financing activities	(124,142)	1,992,407

Net increase (decrease) in cash and cash equivalents	930,102	(924,532)
Cash and cash equivalents, beginning of period	2,836,980	1,755,926

Cash and cash equivalents, end of period	$3,767,082	$831,394

Non-cash investing and financing activities:
Equipment acquisitions through capital lease	$267,177	—
Issuance of warrant on Note	89,250	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1. BASIS OF PRESENTATION

Access Worldwide Communications, Inc. (“Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company”) is a Business Process and Sales Outsourcing (“BPO”) provider with reportable geographic segments.

In our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flow for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for the presentation of a complete set of financial statements. The balance sheet as of December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

These interim results are not necessarily indicative of the results that should be expected for the fully year. For a better understanding of our business and our financial statements, the condensed interim financial statement should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006, which are included in our 2006 Annual Report on Form 10K, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2007.

2. CONCENTRATION OF RISK

We are potentially subjected to concentration of credit risks through our cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits.

We extend credit to our customers in the normal course of business and our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We continuously monitor accounts receivable balances and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. As of March 31, 2007 and December 31, 2006, we maintain allowance for doubtful accounts of $97,275 and $99,130, respectively. While such bad debt expenses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same collectability rates that we have in the past. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of accounts receivable, including the credit-worthiness, financial stability and effects of market conditions on each client.

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

3. RECLASSIFICATIONS

Certain amounts have been reclassified in our prior period condensed consolidated financial statements to conform them to the presentation used in the current year. Such reclassifications did not change our net income (loss) or total common stockholders’ deficit as previously reported.

4. RESTRICTED CASH

As of March 31, 2007, we have restricted cash of $0.5 million in the form of a certificate of deposit which secured a letter of credit issued to the landlord of our Maryland communication center. The restriction decreases each anniversary year of the lease agreement by $0.1 million through 2008 and then remains at $0.2 million through 2010.

5. INCOME (LOSS) PER COMMON SHARE

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

The following is a summary of the number of shares or securities outstanding during the respective periods that have been excluded from the calculation because their effects on net loss from operations would have been anti-dilutive:

For The Three Months Ended March 31, 2007
Convertible debt	10,120,000
Warrants	6,812,500
Stock options	1,277,390

Total	18,209,890

The information required to compute basic and diluted net income (loss) per share is as follows:

	For The Three Months Ended March 31,
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
2007
Basic	$(36,225)	17,679,065	$(0.00)

Diluted	$(36,225)	17,679,065	$(0.00)

2006
Basic	$(1,171,247)	16,889,039	$(0.07)

Diluted	$(1,171,247)	16,889,039	$(0.07)

6. INDEBTEDNESS

	For the Three Months Ended
	March 31, 2007	December 31, 2006
Our borrowings consist of the following:
Subordinated unsecured promissory note payable to related party, constant maturity of four months and 200,000 warrants for each four month period	$1,750,000	$1,750,000
Deferred Financing	—	13,521
Capital leases payable in monthly installments through May 2010	836,567	684,601

	2,586,567	2,448,122
Less: current portion	(2,259,145)	(2,188,866)

	$327,422	$259,256

On May 24, 2006, we entered into a $2.0 million subordinated unsecured promissory note agreement (the “Note”) with Charles Henri-Weil, a member of our board of directors and one of our stockholders. The Note has a constant maturity of four months which requires us to issue a warrant to purchase 200,000 shares of our common stock for each of the four month period the Note remains unpaid. The warrants are fully vested upon issuance and have an exercise price of $0.01 per share and a term of ten years. As of March 31, 2007, we have issued three warrants totaling 600,000 shares of our common stock. We estimated these warrants to have a fair value $253,000 using a Black-Scholes pricing model, which has been recorded as loan origination fees, and is being amortized to interest expense over each four month period.

We expect to meet our short-term liquidity requirements through remaining proceeds from the sale of TMS, net cash provided by operations and cash and cash equivalents. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

Aggregate annual principal maturities for indebtedness as of March 31, 2007 are as follows:

2007	$2,259,145
2008	216,889
2009	107,156
2010	3,377

$2,586,567

7. INCOME TAXES

The effective tax rate used by us for the three month periods ended March 31, 2007 and 2006 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the our deferred tax assets.

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

TMS was sold on August 3, 2006 for $10.5 million less $0.4 million for the settlement of a subordinated note with the former stockholder of TeleManagement Services, accrued interest and a $0.8 million holdback for the working capital settlement in 90 days, as defined in the Asset Purchase Agreement. We realized a net gain, including operations through July 31, 2006, of $7.8 million on the disposal of the segment, net of income tax expense and expenses incurred in connection with the transaction as of December 31, 2006. On March 27, 2007, we settled the Working Capital Settlement with TMS for $0.3 million.

In addition, the Board of Directors approved a plan to terminate our medical education and meeting management services as of December 31, 2006 and focus its attention to the rapidly growing business process outsourcing industry. This action resulted in AMG being reclassified as discontinued operations.

Revenues and operating loss for TMS and AMG for the period ended March 31:

	2007	2006
TMS:
Revenues	—	$3,972,653
Operating loss	—	(222,872)
Net loss per share	—	$(0.01)

AMG:
Revenues	$—	$513,514
Operating loss income	(49,508)	(50,294)
Net loss per share	$(0.00)	$(0.00)

9. SEGMENTS

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

	2007	2006
Revenues
United States	6,560,810	4,710,817
Philippines	2,186,878	792,411

Total	8,747,688	5,503,228

Operating loss
United States	(60,740)	(399,138)
Philippines	337,913	(31,285)

Total	277,173	(430,423)

Depreciation expense
United States	128,706	172,662
Philippines	158,778	98,915

Total	287,484	271,577

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as the following, could cause our actual results during the remainder of fiscal 2007 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q:

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

	United States			International
	2007	2006	Change	2007	2006	Change
	(in thousands)
Statements of Operations Data:
Revenues	$6,561	$4,711	1,850	$2,187	$792	1,395
Cost of services	5,264	3,849	1,415	1,260	460	800
Selling, general and administrative expenses	1,228	1,089	139	431	264	167
Depreciation expense	129	173	(44)	158	99	59

Operating (loss) income	$(60)	$(400)	340	$338	$(31)	369

Revenues

Our revenues for the quarter ended March 31, 2007 increased $3.2 million, or 58.2%, to $8.7 million, compared to $5.5 million for the quarter ended March 31, 2006. Revenues for the U.S. Segment increased $1.9 million, or 40.4%, to $6.6 million for the quarter ended March 31, 2007, compared to $4.7 million for the quarter ended March 31, 2006. The increase was attributed to a one time performance incentive program ran by one of our clients and a 7% increase in production hours produced. Revenues for the International Segment increased $1.4 million, or 175.0%, to $2.2 million for the quarter ended March 31, 2007, compared to $0.8 million for the quarter ended March 31, 2006. The increase in revenues is primarily attributed to organic growth resulting in a 175% increase in production hours produced. These revenues included revenues from one of our clients’ that have decided to take their outsourced programs in house effective the end of April 2007. As a result of this decision we have entered into a Work Station Terms and Use Agreement with the client which includes, among other things, the clients continued utilization of our communication seats on a fee basis. Management is working diligently to replace this book of business through its active pipeline.

Cost of Services

Our cost of services increased $2.2 million, or 51.2%, to $6.5 million for the quarter ended March 31, 2007, compared to $4.3 million for the quarter ended March 31, 2006. Cost of services as a percentage of revenues decreased to 74.7% for the quarter ended March 31, 2007, compared to 78.2% for the quarter ended March 31, 2006. Cost of revenues as a percentage of revenues for the U.S. Segment decreased to 80.3% for the quarter ended March 31, 2007, compared to 80.9% for the quarter ended March 31, 2006. The decrease is primarily attributed to the increase in revenues and a decrease in our reliance on recruiting agencies to provide staffing needs. Cost of services as a percentage of revenues for the International Segment decreased to 59.1% for the quarter ended March 31, 2007, compared to 62.5% for the quarter ended March 31, 2006. The decrease is primarily attributed to the increase in revenues as our first communication center operated at operating capacity for the quarter ended March 31, 2007 offset by an increase in operating costs from our second communication center which came on line at the end of February 2007.

Selling, General and Administrative

Our selling, general and administrative expenses increased $0.3 million, or 21.4%, to $1.7 million for the quarter ended March 31, 2007, compared to $1.4 million for the quarter ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues decreased to 19.5% for the quarter ended March 31, 2007, compared to 25.5% for the quarter ended March 31, 2006. Selling, general and administrative expenses as a percentage of revenues for the U.S. Segment decreased to 18.2% for the quarter ended March 31, 2007, compared to 23.4% for the quarter ended March 31, 2006. The decrease is primarily attributed to the increase in revenues and a decrease in facilities rent as we did not renew our lease for the 8th floor at our Virginia Facility. Selling, general and administrative expenses as a percentage of revenues for the International Segment decreased to 18.2% for the quarter ended March 31, 2007, compared to 37.5% for the quarter ended March 31, 2006. The decrease is primarily attributed to the increase in revenues as our first center operated at operating capacity for the quarter ended March 31, 2007 offset by an increase in fixed operating costs from our second communication center which came on line at the end of February 2007.

Depreciation Expense:

Our depreciation expense remained approximately the same for quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. Depreciation expense for the United States Segment decreased $0.1 million, or 50%, to $0.1 million for three months ended March 31, 2007, compared to $0.2 million for the three months ended March 31, 2006. The decrease was primarily attributed to assets becoming fully depreciated in 2006. Depreciation expense for the International Segment increased $0.1 million or 100%, to $0.2 million for the quarter ended March 31, 2007, compared to $0.1 million for the quarter ended March 31, 2006. The increase was primarily attributed to $1.0 million in fixed assets to support our revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow by category for the three months ended March 31, (in thousands):

	2007	2006	Change	% Change
Net cash provided by (used in) operating activities	$1,647	$(1,543)	$3,190	206.7%
Net cash (used) in investing activities	$(772)	$(1,374)	$602	43.8%
Net cash (used in) provided by financing activities	$(124)	$1,992	$(2,116)	(106.2)%

Our primary cash requirements include the funding of the following:

•	operating expenses

•	capital expenditures for new and ongoing communication centers

•	interest payments and the repayment of principal on our debt

•	tax payments

Our primary source of liquidity has been cash and cash equivalents, restricted cash and cash flow from operations. At March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $3.8 million and $2.8 million, respectively and working capital of $4.0 million and $4.2 million, respectively, excluding of $0.5 million restricted cash.

Net cash provided by operating activities during the first quarter of 2007 was $1.6 million, compared to net cash used in operating activities during the first quarter of 2006 of $1.5 million. The net increase was primarily due decreases in account receivables outstanding, other assets and increases in accounts payables and accrued salaries, wages and related benefits and deferred revenues and customer deposits. The decrease in other assets is attributed to the collection of the remaining proceeds from the sale of TMS as a result of the finalization of the agreed upon working capital.

Net cash used in investing activities during the first quarter of 2007 was approximately $0.7 million, compared to $1.4 million during the first quarter of 2006. The increase is attributed to cost incurred in opening our second communication center in the Manila, Philippines and the establishment of a co-location site for our IT equipment in Auburn, MD.

Net cash used in financing activities was $0.1 million for the first quarter of 2007, compared to net cash provided by financing activities of $2.0 million for the first quarter of 2006. The decrease was primarily due to our Debt Agreement being paid off in August 2006 and therefore no additional borrowing and no additional convertible notes issued for the period ended March 31, 2007.

Contractual Obligations and Off Balance Sheet Arrangements

The following is a chart of our approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of our liquidity as of March 31, 2007:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years
Long-term debt	$1,750,000	$1,750,000	$—	$—
Convertible debt	5,635,000	1,150,000	4,485,000	—
Capital lease obligations	836,000	509,000	327,000	—
Operating leases	6,088,000	2,239,000	3,777,000	72,000

Total contractual obligations	$14,309,000	$5,648,000	$8,589,000	$72,000

We have no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operation and cash flows are subject to fluctuations due to changes in foreign currency exchange rate, in particularly, the Philippines peso. For the three months ended March 31, 2007 and 2006, approximately 13% and 6%, respectively, of our expenses were generated in the Philippines. We measure all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippines peso would reduce the expenses associated with the operations of our overseas operation by approximately $0.1 million where as a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $0.1 million. Expenses related to our operations outside of the United States increased for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006 due to increased cost associated with higher revenue generation and a decrease in the value of the U.S. dollar relative to the Philippine peso.

We have cash and cash equivalents and restricted cash equivalents totaling $4.2 million at March 31, 2007. These amounts were primarily invested in money market funds, certificate of deposits and variable rated preferred instruments. The cash and cash equivalents are held for working capital requirements, expansion and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

During the period covered by this Report, there have been no material changes from the Company’s risk factors as previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

ITEM 6.	Exhibits

Exhibits No.	Description
10(ttttt)	Press Release of Company announcing first quarter 2007 earnings, dated May 15, 2007 (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on May 15, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: May 15, 2007	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board,
President and Chief Executive Officer (principal executive officer)

Date: May 15, 2007	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and
Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer