Form 10-Q
period 2007-06-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2007-08-14
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14,2007
Common Stock, $0.01 par value per share	31,029,146 shares

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,184,545	$2,836,980
Restricted cash	123,000	123,000
Accounts receivable, net of allowance for doubtful accounts of $15,147 and $99,130, respectively	7,543,090	6,956,218
Unbilled receivables	—	7,750
Other assets, net	932,232	831,958

Total current assets	9,782,867	10,755,906

Property and equipment, net	4,410,559	3,374,575
Restricted cash	220,000	343,000
Other assets, net	259,323	386,127

Total assets	$14,672,749	$14,859,608

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Current portion of indebtedness	$577,140	$438,866
Current portion of indebtedness - related parties	1,500,000	1,750,000
Accounts payable	1,901,275	1,315,785
Accrued expenses	437,234	654,140
Accrued salaries, wages and related benefits	816,818	586,107
Customer deposits	969,296	1,210,146
Deferred revenue	139,033	669,290

Total current liabilities	6,340,796	6,624,334

Long-term portion of indebtedness	330,224	259,256
Other long-term liabilities	463,022	530,992
Convertible Notes, net	—	4,625,490
Mandatorily redeemable preferred stock, $0.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	11,134,042	16,040,072

Commitments and contingencies

Common stockholders’ equity (deficit):
Common stock, $0.01 par value: voting: 100,000,000 and 40,000,000 shares authorized, respectively; 31,029,146 and 17,340,065 shares issued and outstanding, respectively	310,291	173,401
Additional paid-in capital	78,830,159	71,362,793
Accumulated equity (deficit)	(75,601,743)	(72,716,658)

Total common stockholders’ equity (deficit)	3,538,707	(1,180,464)

Total liabilities and common stockholders’ equity (deficit)	$14,672,749	$14,859,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$8,685,033	$6,336,331	$17,432,721	$11,839,559
Cost and expenses:
Cost of revenues	6,816,736	5,146,866	13,340,474	9,455,807
Selling, general and administrative expenses	1,674,149	1,617,336	3,333,443	3,093,903
Depreciation expense	380,115	267,841	667,599	541,314

Total costs and expenses	8,871,000	7,032,043	17,341,516	13,091,024

(Loss) income from operations	(185,967)	(695,712)	91,205	(1,251,465)

Interest income	31,507	24,202	60,327	40,413
Interest expense – related parties	(986,416)	(48,385)	(1,020,916)	(71,323)
Interest expense	(1,638,246)	(489,173)	(1,896,455)	(943,286)

Loss from continuing operations	(2,779,122)	(1,209,068)	(2,765,839)	(2,225,661)

Discontinued operations
Loss from discontinued operations	(69,738)	(463,945)	(119,246)	(618,599)

Net loss	$(2,848,860)	$(1,673,013)	$(2,885,085)	$(2,844,260)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.13)	$(0.07)	$(0.14)	$(0.13)

Discontinuing operations	$(0.00)	$(0.03)	$(0.01)	$(0.04)

Net loss	$(0.13)	$(0.10)	$(0.15)	$(0.17)

Weighted average common shares outstanding	22,129,092	17,350,507	19,904,079	17,119,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED

STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2006	17,340,065	$173,401	$71,362,793	$(72,716,658)	$(1,180,464)
Common stock warrants exercised	1,724,000	17,240	—	—	17,240
Common stock issued for Board Fees	141,521	1,415	80,835		82,250
Common stock issued for upon exercise of stock options	5,000	50	1,200	—	1,250
Common stock issued upon conversion of Convertible Debt	11,818,560	118,185	7,164,371	—	7,282,556
Value of warrants issued in connection with issuance of Note Payable to related party	—	—	171,750	—	171,750
Share based compensation expense	—	—	49,210	—	49,210
Net loss, January 1, 2007 to June 30, 2007	—	—	—	(2,885,085)	(2,885,085)

Balance, June 30, 2007	31,029,146	$310,291	$78,830,159	$(75,601,743)	$3,538,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,885,085)	$(2,844,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667,599	541,727
Amortization of deferred financing costs	117,186	56,849
Amortization of deferred compensation	5,250	5,250
Accretion of discount on Convertible Notes	1,009,510	374,668
Interest expense converted to common shares	1,647,556	—
Common stock issued for Board fees	82,250	—
Allowance for doubtful accounts	(83,674)	78,518
Share based compensation expense	49,210	60,304
Changes in assets and liabilities from discontinued operations	(92,705)	36,831
Changes in operating assets and liabilities:
Accounts receivable	(657,236)	(2,564,396)
Other assets	52,638	(321,608)
Accounts payable and accrued expenses	401,366	(319,722)
Accrued salaries, wages and related benefits	235,195	38,389
Accrued interest and related party expenses	—	1,152
Deferred revenue and customer deposits	(578,649)	38,538

Net cash used in operating activities	(29,589)	(4,817,760)

Cash flows from investing activities:
Additions to property and equipment, net	(1,461,396)	6,609
Additions to property and equipment from discontinued operations, net	4,995	(187,549)
Increase (decrease) in restricted cash	123,000	(368,000)

Net cash used in investing activities	(1,333,401)	(548,940)

Cash flows from financing activities:
Payments on capital leases	(44,413)	(166,761)
Proceeds from issuance of common stock	—	100,446
Proceeds from exercise of common stock options and warrants	18,490	114,867
Net borrowings under Credit Facility and Debt Agreement	—	631,691
Loan origination fees	—	(140,000)
Proceeds from issuance of Convertible Notes	—	1,500,000
(Payments) Proceeds on equipment financing, net	(13,522)	53,284
(Payments) Proceeds from note payable from related party	(250,000)	2,000,000
Payment on capital leases from discontinued operations	—	(8,264)

Net cash (used in) provided by financing activities	(289,445)	4,085,263

Net decrease in cash and cash equivalents	(1,652,435)	(1,281,437)
Cash and cash equivalents, beginning of period	2,836,980	1,755,926

Cash and cash equivalents, end of period	$1,184,545	$474,489

Non-Cash investments and financing activities:
Equipment acquisition through capital leases	$267,177	—
Issuance of warrants on Note	171,750	—
Conversion of Convertible Notes	$5,635,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1. BASIS OF PRESENTATION

We prepared the condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, the condensed consolidated statements of stockholders’ equity (deficit) for the six months ended June 30, 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows as of June 30, 2007 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the results of operations for the full 2007 fiscal year.

The condensed consolidated financial statements present our financial position and results of operations, including all subsidiaries. All intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

2. CONCENTRATION OF RISK

We potentially are subjected to concentration of credit risks through our cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits.

We extend credit to our customers in the normal course of business and our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We continuously monitor accounts receivable balances and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. For the periods ended June 30, 2007 and December 31, 2006, we maintain allowance for doubtful accounts of $15,147 and $99,130, respectively. While such bad debt expenses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same collectability rates that we have in the past. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of accounts receivable, including the credit-worthiness, financial stability and effects of market conditions on each client.

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

3. RECLASSIFICATIONS

Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year. Such reclassifications did not change our net loss or total common stockholders’ equity (deficit) as previously reported.

4. RESTRICTED CASH

As of June 30, 2007, we have restricted cash of $0.3 million in the form of a certificate of deposit which secures a letter of credit issued to the landlord of our Maryland communication center. The restriction decreases each anniversary year of the lease agreement by $0.1 million through 2008 and then remains at $0.2 million through 2010.

5. LOSS PER COMMON SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding and diluted earnings per common share is based on the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding.

The following is a summary of the number of common shares or securities outstanding during the respective periods that have been excluded from the calculation because their effects on net loss from operations would have been anti-dilutive:

As of June 30, 2007
Warrants	5,272,500
Stock options	1,491,390

Total	6,763,890

The information required to compute net loss per basic and diluted common share is as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
2007:

Weighted average number of common shares outstanding - basic	22,129,092	19,904,079
Weighted average number of common and common equivalent shares outstanding – dilutive*	22,129,092	19,904,079

2006:

Weighted average number of common shares outstanding - basic	17,350,507	17,119,773
Weighted average number of common and common equivalent shares outstanding – dilutive*	17,350,507	17,119,773

*	Since the effects of the stock options and warrants are anti-dilutive for the three and six months ended June 30, 2007 and 2006, these effects have not been included in the calculation of dilutive earnings per share. For the three and six months ended June 30, 2007 and 2006, the common shares excluded are 499,892 and 46,274 and 415,991 and 42,799, respectively.

6. INDEBTEDNESS

Our borrowings consist of the following:

	As of
	June 30, 2007`	December 31, 2006

Subordinated unsecured promissory note payable to related party, constant maturity of four months and 200,000 warrants for each four month period	$1,500,000	$1,750,000
Deferred insurance financing	—	13,521
Capital leases payable in monthly installments through May 2010	907,364	684,601

	2,407,364	2,448,122
Less: current portion	(2,077,140)	(2,188,866)

	$330,224	$259,256

On May 24, 2006, we entered into a $2.0 million subordinated unsecured promissory note agreement (the “Note”) with Charles Henri-Weil, a member of our board of directors and one of our stockholders. The Note has a constant maturity of four months which requires us to issue a warrant to purchase 200,000 shares of our common stock for each of the four month periods in which the Note remains unpaid. The warrants are fully vested upon issuance and have an exercise price of $0.01 per share and a term of ten years. As of June 30, 2007, we have issued four warrants totaling 725,000 shares of our common stock. We estimated these warrants to have a fair value of $335,000 using a Black-Scholes pricing model, which has been recorded as loan origination fees, and is being amortized to interest expense over each four month period. (see Subsequent Events Note 11)

We expect to meet our short-term liquidity requirements through net cash provided by operations and cash and cash equivalents. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

Aggregate annual principal maturities for indebtedness as of June 30, 2007 are as follows:

2007	$2,077,140
2008	181,839
2009	148,385

$2,407,364

7. CONVERTIBLE NOTES

On July 15, 2003 (the “Effective Date”), we completed a private placement of $2.1 million of Convertible Notes and warrants (“Convertible Notes I) to purchase up to 1.05 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes I were used to fund working capital and operations. The Convertible Notes I had a 39 month term, bore interest at a rate of 5% and were convertible after one year from the Effective Date of the Convertible Notes I into our common stock at $1.00 per share. The warrants had an exercise price of $0.01 per share, a term of ten years, and are exercisable commencing July 15, 2004. Interest on the Convertible Notes I was paid quarterly. Principal was payable on October 15, 2006.

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

During the third quarter of 2006, we contacted the Holders of Convertible Note I (the “Holders”) and offered each, the following options: (a) to convert their Convertible Note I to shares of our common stock, (b) to receive a payout of principal and any accrued interest, or (c) to reinvest their Convertible Note I with us for another 36 months in return for an increased conversion rate from one (1) share of our common stock per dollar invested, to two (2) shares of common stock per dollar invested. On October 13, 2006, approximately $1.985 million of the Holders agreed to reinvest in Convertible Notes I (henceforth referred to as “Convertible I”) and Convertible Notes I was amended. Convertible I was scheduled to mature on October 1, 2009, all or any part of the principal amount may be converted at any time at a conversion rate of $0.50 per share.

We have recorded a debt discount of approximately $600,385 using the Black-Scholes option pricing model. The debt discount will be amortized over the contractual life of Convertible I as additional interest expense using the effective interest method.

On December 15, 2004, we completed a private placement of $1.15 million of Convertible Notes and warrants (“Convertible Notes II”) to purchase up to 1.15 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes II were used to fund working capital and operations. The Convertible Notes II had a 39 month term, bore interest at a rate of 5% and were convertible beginning after one year from the Effective Date, as defined, of the Convertible Notes II into common stock at $1.00 per share. The warrants had an exercise price of $0.01 per share, a term of ten years, and were immediately exercisable. Interest on the Convertible Notes II was paid quarterly. Principal was payable on March 15, 2008.

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

On March 17, 2006, we completed a private placement of $2.5 million of Convertible Notes (“Convertible Notes IV”) to purchase up to 5.0 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes IV were used to fund working capital and operations. The Convertible Notes IV had a 36 month term, bore interest at a rate of 5% and were immediately convertible into common stock at a rate of 2 shares per dollar invested, as defined. Interest on the Convertible Notes IV was paid quarterly. Principal was payable on March 17, 2009.

Under the terms of registration rights granted to the holders of Convertible Notes II, III and IV for the shares into which the notes are convertible, and common shares into which the related warrants are exercisable, we have committed to take all reasonable efforts to file a registration statement to register and maintain registration of such shares for a period of two years from the effective date of the registration statement.

On June 29, 2007, all holders of our Convertible Notes I, II and IV (“Convertible Notes”) agreed to convert their Convertible Notes to common stock, par value $0.01, at the conversion rates presented below:

Notes	Amount Outstanding	Accrued Interest	Total Value ($)	Share issued for Early Conversion	Conversion Rate
Convertible I	$1,985,000	$248,533	$2,233,533	4,218,533	1.8887
Convertible Note II	1,150,000	54,822	1,204,822	2,354,822	1.9545
Convertible Note IV	2,500,000	245,205	2,745,205	5,245,205	1.9107

Total	$5,635,000	548,560	6,183,560	11,818,560

8. INCOME TAXES

The effective tax rate used by us for the three and six month periods ended June 30, 2007 and 2006 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the our deferred tax assets.

9. DISCONTINUED OPERATIONS

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, we have reclassified as discontinued operations, the operations of our TMS Professional Markets Group (“TMS”), a provider of professional pharmaceutical marketing services in a variety of therapeutic categories and our AM Medica Communications Group (“AMG”), a provider of professional pharmaceutical educations and meeting management services.

TMS was sold on August 3, 2006 for $10.5 million less $0.4 million for the settlement of a subordinated note with the former stockholder of TeleManagement Services, accrued interest and a $0.8 million holdback for the working capital settlement in 90 days, as defined in the Asset Purchase Agreement. We realized a net gain, including operations through July 31, 2006, of $7.8 million on the disposal of the segment, net of income tax expense and expenses incurred in connection with the transaction as of December 31, 2006. On March 27, 2007, we settled the Working Capital Settlement with the purchaser for $0.3 million.

In addition, the Board of Directors approved a plan to terminate our medical education and meeting management services as of December 31, 2006 and focus its attention to the rapidly growing business process outsourcing industry. This action resulted in AMG being reclassified as discontinued operations.

Revenues and operating loss for TMS and AMG for the three and six month period ended June 30, 2007 and 2006 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
TMS:
Revenues	$—	$3,460,148	$—	$7,432,801
Operating loss	—	(326,961)	—	(412,807)
Net loss per share	$—	$(0.02)	$—	$(0.02)

AMG:
Revenues	$97,436	$(40,559)	$97,436	$472,955
Operating loss	(69,738)	(130,620)	(119,246)	(192,608)
Net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

10. SEGMENTS

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
United States	$6,372,697	$5,313,366	$12,933,507	$10,024,183
Philippines	2,312,336	1,022,965	4,499,214	1,815,376

Total	$8,685,033	$6,336,331	$17,432,721	$11,839,559

Operating (loss) income
United States	$(368,328)	$(816,009)	$(429,068)	$(1,322,430)
Philippines	182,361	120,297	520,273	70,965

Total	$(185,967)	$(695,712)	$91,205	$(1,251,465)

Depreciation expense
United States	$138,556	$156,851	$267,263	$331,135
Philippines	241,559	110,990	400,336	210,179

Total	$380,115	$267,841	$667,599	$541,314

11. SUBSEQUENT EVENT

On August 8, 2007, we entered into a Loan and Security Agreement (the “Agreement”) with Manufacturers and Traders Trust Company for an $8,000,000 revolving line of credit (the “Revolver”). The Revolver bears an interest rate of the prime rate plus a margin of 1.25%. The margin is adjustable based on our total liabilities to net worth as defined in the Agreement. Loans made under the Revolver will be secured by a pledge of (i) all of our domestic assets and (ii) 65% of our common stock of our international subsidiary. All principal and unpaid interest on the Revolver is due and payable in full on August 7, 2010. We are required to pay loan origination fees, commitment fees, unused facility fee, collateral management fees and adhere to certain financial covenants. The Revolver will be used to repay our unsecured promissory note to a related party and fund working capital.

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as the following, could cause our actual results during the remainder of fiscal 2007 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q:

• The availability and adequacy of our cash flow to meet our requirements, including payment of loans;

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

• Our reliance on technology;

• Our reliance on key personnel and recent changes in management;

• Our reliance on our labor markets;

• The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

• The effects of an interruption of our business;

• The volatility of our stock price;

• Risks associated with our stock trading on the OTC Bulletin Board;

• Our inability to successfully operate our communication center in the Philippines; and

• Our inability to successfully operate our business after the sale of all or substantially all the assets of our TMS Professional Markets Group division.

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

Three Months Ended June 30, 2007 Compared To The Three Months Ended June 30, 2006

	United States			International
	2007	2006	Change	2007	2006	Change
	(in thousands)
Statements of Operations Data:
Revenues	$6,373	$5,313	$1,060	$2,312	$1,023	$1,289
Cost of services	5,427	4,628	799	1,390	519	871
Selling, general and administrative expenses	1,175	1,344	(169)	498	273	225
Depreciation expense	139	157	(18)	242	111	131

Operating (loss) income	$(368)	$(816)	$448	$182	$120	$62

Revenues

Our revenues for the quarter ended June 30, 2007 increased $2.4 million, or 38.1%, to $8.7 million, compared to $6.3 million for the quarter ended June 30, 2006. Revenues for the U.S. Segment increased $1.1 million, or 20.8%, to $6.4 million for the quarter ended June 30, 2007, compared to $5.3 million for the quarter ended June 30, 2006. The increase was attributed to a 20% increase in production hours produced while our average billing was approximately the same. Revenues for the International Segment increased $1.3 million, or 130.0%, to $2.3 million for the quarter ended June 30, 2007, compared to $1.0 million for the quarter ended June 30, 2006. The increase was attributed to our primary client in the Philippines’ production hours produced growing by 250% offset by one of our client’s decision to bring its outsourced production hours in house at the beginning of the second quarter.

Cost of Services

Our cost of services increased $1.7 million, or 33.3%, to $6.8 million for the quarter ended June 30, 2007, compared to $5.1 million for the quarter ended June 30, 2006. Cost of services as a percentage of revenues decreased to 78.2% for the quarter ended June 30, 2007, compared to 81.0% for the quarter ended June 30, 2006. Cost of revenues as a percentage of revenues for the U.S. Segment decreased to 84.4% for the quarter ended June 30, 2007, compared to 86.8% for the quarter ended June 30, 2006. The decrease was primarily attributed to the increase in revenues offset by increased training and recruiting costs due to attrition. Cost of services as a percentage of revenues for the International Segment increased to 60.9% for the quarter ended June 30, 2007, compared to 50.0% for the quarter ended June 30, 2006. The increase was primarily attributed to an increase in payroll expenses associated with an aggressive ramp up in production hours.

Selling, General and Administrative

Our selling, general and administrative expenses increased $0.1 million, or 6.3%, to $1.7 million for the quarter ended June 30, 2007, compared to $1.6 million for the quarter ended June 30, 2006. Selling, general and administrative expenses as a percentage of revenues decreased to 19.5% for the quarter ended June 30, 2007, compared to 25.4% for the quarter ended June 30, 2006. Selling, general and administrative expenses as a percentage of revenues for the U.S. Segment decreased to 18.8% for the quarter ended June 30, 2007, compared to 24.5% for the quarter ended June 30, 2006. The decrease was primarily attributed to the increase in revenues, a decrease in facilities rent as we did not renew our lease for the 8th floor at our Virginia Facility and reduction in other operating expenses. Selling, general and administrative expenses as a percentage of revenues for the International Segment decreased to 21.7% for the quarter ended June 30, 2007, compared to 30.0% for the quarter ended June 30, 2006. The decrease was primarily attributed to the increase in revenues offset by an increase in rental expense due to the opening of our second communication center opening in the Philippines, which is currently not fully utilized.

Depreciation Expense:

Our depreciation expense increased $0.1 million, or 33.3% to $0.4 million for the quarter ended June 30, 2007, compared to $0.3 million for the three months ended June 30, 2006. Depreciation expense for the U.S. Segment decreased $0.1 million, or 50%, to $0.1 million for three months ended June 30, 2007, compared to $0.2 million for the three months ended June 30, 2006. The decrease was primarily attributed to assets becoming fully depreciated in 2007. Depreciation expense for the International Segment increased $0.1 million or 100%, to $0.2 million for the quarter ended June 30, 2007, compared to $0.1 million for the quarter ended June 30, 2006. The increase was primarily attributed to the opening of our second communication center in the Philippines and the purchase of additional fixed assets to support our revenue growth.

Six Months Ended June 30, 2007 Compared To The Six Months Ended June 30, 2006

	United States			International
	2007	2006	Change	2007	2006	Change
	(in thousands)
Statements of Operations Data:
Revenues	$12,934	$10,024	$2,910	$4,499	$1,815	$2,684
Cost of services	10,691	8,476	2,215	2,650	979	1,671
Selling, general and administrative expenses	2,405	2,539	(134)	929	555	374
Depreciation expense	267	331	(64)	400	210	190

Operating (loss) income	$(429)	$(1,322)	$893	$520	$71	$449

Revenues

Our revenues for the six months ended June 30, 2007 increased $5.6 million, or 47.5%, to $17.4 million, compared to $11.8 million for the six months ended June 30, 2006. Revenues for the U.S. Segment increased $2.9 million, or 29.0%, to $12.9 million for the six months ended June 30, 2007, compared to $10.0 million for the six months ended June 30, 2006. The increase was attributed to a 31% increase in production hours produced while our average billing rate was approximately the same. Revenues for the International Segment increased $2.7 million, or 150.0%, to $4.5 million for the six months ended June 30, 2007, compared to $1.8 million for the six months ended June 30, 2006. The increase in revenues was primarily attributed to organic growth resulting in a 169% increase in production hours produced.

Cost of Services

Our cost of services increased $3.8 million, or 40.0%, to $13.3 million for the six months ended June 30, 2007, compared to $9.5 million for the six months ended June 30, 2006. Cost of services as a percentage of revenues decreased to 76.4% for the six months ended June 30, 2007, compared to 80.5% for the six months ended June 30, 2006. Cost of revenues as a percentage of revenues for the U.S. Segment decreased to 82.9% for the six months ended June 30, 2007, compared to 85.0% for the six months ended June 30, 2006. The decrease was primarily attributed to the increase in revenues off-set by increased training and recruiting costs due to attrition. Cost of services as a percentage of revenues for the International Segment increased to 60.0% for the six months ended June 30, 2007, compared to 55.6% for the six months ended June 30, 2006. The increase was primarily attributed to increased cost and payroll expenses associated with an aggressive ramp up in production hours.

Selling, General and Administrative

Our selling, general and administrative expenses increased $0.2 million, or 6.5%, to $3.3 million for the six months ended June 30, 2007, compared to $3.1 million for the six months ended June 30, 2006. Selling, general and administrative expenses as a percentage of revenues decreased to 19.0% for the six months ended June 30, 2007, compared to 26.3% for the six months ended June 30, 2006. Selling, general and administrative expenses as a percentage of revenues for the U.S. Segment decreased to 18.6% for the six months ended June 30, 2007, compared to 25.0% for the six months ended June 30, 2006. The decrease was primarily attributed to the increase in revenues and a decrease in facilities rent as we did not renew our lease for the 8th floor at our Virginia Facility and other reduced operating costs. Selling, general and administrative expenses as a percentage of revenues for the International Segment decreased to 20.0% for the six months ended June 30, 2007, compared to 33.3% for the six months ended June 30, 2006. The decrease was primarily attributed to the increase in revenues offset by an increase in rental expense due to the opening of our second communication center in the Philippines, which is currently not fully utilized.

Depreciation Expense:

Our depreciation expense increased $0.2 million, or 40.0%, to $0.7 million for the six months ended June 30, 2007, compared to $0.5 million for the six months ended June 30, 2006. Depreciation expense for the United States Segment remained unchanged for six months ended June 30, 2007 and 2006. Depreciation expense for the International Segment increased $0.2 million, or 100%, to $0.4 million for the six months ended June 30, 2007, compared to $0.2 million for the six months ended June 30, 2006. The increase was primarily attributed to the opening of our second communication center in the Philippines and the purchase of fixed assets to support our revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow by category for the six months ended June 30, (in thousands):

	2007	2006	Change	% Change
Net cash used in activities	$(30)	$(4,818)	$4,788	99.4%
Net cash used in investing activities	$(1,333)	$(549)	$(784)	(142.8)%
Net cash (used in) provided by financing activities	$(289)	$4,085	$(4,374)	(107.1)%

Our primary cash requirements include the funding of the following:

•	operating expenses;

•	capital expenditures for new and ongoing communication centers; and

•	interest payments and the repayment of principal on our debt.

Our primary source of liquidity has been cash and cash equivalents, restricted cash and cash flow from operations. At June 30, 2007 and December 31, 2006, we had cash and cash equivalents of $1.2 million and $2.8 million, respectively, and working capital of $3.5 million and $4.2 million, respectively.

Net cash used in operating activities for the six months ended June 30, 2007 was $0.03 million, compared to $4.8 million net cash used in operating activities for the six months ended June 30, 2006. The net decrease was primarily due to an increase in account receivables as our clients increased the number of days in which they pay their outstanding invoices, an increase in accounts payables due to the increase revenues being generated and a decrease in deferred revenues and customer deposits as we competed projects related to these amounts.

Net cash used in investing activities for the six months ended June 30, 2007 was $1.3 million, compared to $0.5 million net cash used in investing activities for the six months ended June 30, 2006. The increase was primarily attributed to the capital expenditures related to the opening of our second communication center in the Philippines and a co-location site for our IT equipment offset by the release of restricted cash in accordance with our lease agreement for our Maryland communication center.

Net cash used in financing activities for the six months ended June 30, 2007 was $0.3 million, compared to $4.1 million net cash provided by financing activities for the six months ended June 30, 2006. The decrease was primarily due to proceeds received during the six months ended June 30, 2006 for a note payable with a related party, Convertible Notes IV which was issued in March 2006 and borrowings under our Debt Agreement which was subsequently repaid in the third quarter of 2006. No similar proceeds were raised during the six months ended June 30, 2007.

Contractual Obligations and Off Balance Sheet Arrangements

The following is a chart of our approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of our liquidity as of June 30, 2007:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$1,500,000	$1,500,000	$—	$—	$—
Capital lease obligations	907,000	577,000	330,000	—	—
Operating leases	5,616,000	2,062,000	3,554,000	—	—

Total contractual obligations	$8,023,000	$4,139,000	$3,884,000	$—	$—

We have no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operation and cash flows are subject to fluctuations due to changes in foreign currency exchange rate, in particularly, the Philippines peso. For the three and six months ended June 30, 2007 and 2006, approximately 15% and 6% and 14% and 6%, respectively, of our expenses were generated in the Philippines. We measure all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippines peso would reduce the expenses associated with the operations of our overseas operation by approximately $0.2 million where as a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $0.2 million. Expenses related to our operations outside of the United States increased for the three and six months ended June 30, 2007 when compared to the three and six months ended June 30, 2006 due to increased cost associated with higher revenue generation and a decrease in the value of the U.S. dollar relative to the Philippine peso.

We have cash and cash equivalents and restricted cash equivalents totaling $1.5 million at June 30, 2007. These amounts were primarily invested in money market funds, certificate of deposits and variable rated preferred instruments. The cash and cash equivalents are held for working capital requirements, expansion and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

PART II–OTHER INFORMATION

ITEM 1A. Risk Factors

During the period covered by this Report, there have been no material changes from our risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2007, all holders of convertible promissory notes with the Company agreed to convert their convertible promissory notes (the “Convertible Notes”) to common stock, par value $0.01 of the Company (the “Common Stock”), thereby terminating their convertible promissory notes. The Convertible Notes were originally issued on three separate closing dates; 07/15/2003, amended 10/13/2006; 12/14/2004; and 03/17/2006, respectively. The number of shares of Common Stock issued upon conversion of the Convertible Notes totaled 11,818,560 (the “Issued Stock”). The initial investment for the Issued Stock totaled $5,635,000. The sale of such shares was deemed to be exempt from registration under section 3(a)(9) of the 1933 Act. The purchasers of such Common Stock acquired these securities for their own accounts.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY

On May 24, 2007, we held an annual meeting of the stockholders of the Common Stock to vote on the following matters: (1) to elect seven persons to our Board of Directors, (2) to ratify the selection of Daszkal Bolton, LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2007, (3) to Amend and Restate our Certificate of Incorporation, and (4) to Amend and Restate our 1997 Stock Option Plan. Total shares of Common Stock outstanding on the Record Date were 17,069,675.

Proposal 1: Proposal to elect Michael Dornemann, Shawkat Raslan, Orhan Sadik-Khan, Frederick Thorne, Carl Tiedemann, Charles Henri Weil, and Alfonso Yuchengco, III to the Board of Directors, each to serve a one year term. Each nominee received a majority of the votes cast, and therefore has been duly elected a director.

NOMINEE	VOTES FOR	VOTES ABSTAINING
Michael Dornemann	10,264,768	4,089
Shawkat Raslan	10,263,445	5,412
Orhan Sadik-Khan	10,264,768	4,089
Frederick Thorne	10,264,768	4,089
Carl Tiedemann	10,264,768	4,089
Charles Henri Weil	10,264,768	4,089
Alfonso Yuchengco, III	10,264,468	4,389

There were no broker non-votes or abstentions with respect to this matter.

Proposal 2: Proposal to ratify the appointment of Daszkal Bolton, LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year. The Proposal was approved by the holders of a majority of the shares of Common Stock outstanding, and was therefore ratified by our shareholders.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON -VOTES
10,268,758	0	100	0

Proposal 3: Proposal to Amend and Restate our Certificate of Incorporation. The Proposal was approved by the holders of a majority of the shares of Common Stock outstanding, and was therefore ratified by our shareholders.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON -VOTES
10,253,318	15,539	0	0

Proposal 4: Proposal to amend and restate our 1997 Stock Option Plan. This proposal received the affirmative vote of a majority of the shares represented in person or by proxy at the annual meeting and entitled to vote on this proposal and, therefore the proposed amendment to the 1997 Stock Option Plan was approved.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON -VOTES
5,771,684	17,350	0	4,479,824

ITEM 6. Exhibits

Exhibits No.	Description
3(d)	Amended and Restated Certificate of Incorporation of Access Worldwide Communications, Inc.

10(uuuuu)	Access Worldwide Communications, Inc. 2007 Stock Option Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: August 14, 2007	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: August 14, 2007	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
3(d)	Amended and Restated Certificate of Incorporation of Access Worldwide Communications, Inc.

10(uuuuu)	Access Worldwide Communications, Inc. 2007 Stock Option Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer