Form 10-Q
period 2007-09-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2007-11-16
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14,2007
Common Stock, $0.01 par value per share	31,029,146 shares

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$942,690	$2,836,980
Restricted cash	123,000	123,000
Accounts receivable, net of allowance for doubtful accounts of $24,715 and $99,130, respectively	6,658,389	6,956,218
Unbilled receivables	—	7,750
Other assets, net	613,828	831,958

Total current assets	8,337,907	10,755,906

Property and equipment, net	4,101,041	3,374,575
Restricted cash	220,000	343,000
Other assets, net	521,441	386,127

Total assets	$13,180,389	$14,859,608

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Revolving line of credit (“Revolver”)	$2,203,428	—
Note payable—related parties	—	1,750,000
Capital lease obligation – short-term	480,903	438,866
Accounts payable	421,417	1,315,785
Accrued expenses	433,015	654,140
Accrued salaries, wages and related benefits	899,598	586,107
Accrued interest	16,433	—
Customer deposits	969,296	1,210,146
Deferred revenue	139,033	669,290

Total current liabilities	5,563,123	6,624,334

Capital lease obligation – long-term	288,506	259,256
Other long-term liabilities	427,494	530,992
Convertible Notes, net	—	4,625,490
Mandatorily redeemable preferred stock, $0.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	10,279,123	16,040,072

Commitments and contingencies

Common stockholders’ equity (deficit):
Common stock, $0.01 par value: voting: 100,000,000 and 40,000,000 shares authorized, respectively; 31,029,146 and 17,340,065 shares issued and outstanding, respectively	310,291	173,401
Additional paid-in capital	78,857,250	71,362,793
Accumulated (deficit)	(76,266,275)	(72,716,658)

Total common stockholders’ equity (deficit)	2,901,266	(1,180,464)

Total liabilities and common stockholders’ equity (deficit)	$13,180,389	$14,859,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$8,175,282	$7,405,356	$25,608,003	$19,244,916
Cost and expenses:
Cost of revenues	6,736,630	5,521,763	20,077,104	14,977,570
Selling, general and administrative expenses	1,622,312	1,628,561	4,955,755	4,722,464
Depreciation expense	395,881	249,744	1,063,480	791,058

Total costs and expenses	8,754,823	7,400,068	26,096,339	20,491,094

(Loss) income from operations	(579,541)	5,288	(488,336)	(1,246,176)

Interest income	18,038	24,741	78,365	65,154
Interest expense – related parties	(60,000)	(25,250)	(1,079,680)	(96,573)

Interest expense	(51,613)	(1,805,720)	(1,949,304)	(2,749,006)

(Loss) from continuing operations	(673,116)	(1,800,941)	(3,438,955)	(4,026,601)

Discontinued operations
Income (loss) from discontinued operations	8,584	13,510	(110,662)	(605,090)

Gain on disposal of segment, net of income tax expense of $0		8,199,620		8,199,620

	8,584	8,213,130	(110,662)	7,594,530

Net (loss) income	$(664,532)	$6,412,189	$(3,549,617)	$3,567,929

Basic and diluted (loss) income per share of common stock:
Continuing operations	$(0.02)	$(0.10)	$(0.11)	$(0.23)

Discontinuing operations	0.00	0.47	0.00	0.44

Net (loss) income	$(0.02)	$0.37	$(0.11)	$0.21

Weighted average common shares outstanding	31,029,146	17,340,065	31,029,146	17,193,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED

STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2006	17,340,065	$173,401	$71,362,793	$(72,716,658)	$(1,180,464)
Common stock warrants exercised	1,724,000	17,240	—	—	17,240
Common stock issued for Board fees	141,521	1,415	80,835		82,250
Common stock issued for upon exercise of stock options	5,000	50	1,200	—	1,250
Common stock issued upon conversion of Convertible Notes	11,818,560	118,185	7,164,371	—	7,282,556
Value of warrants issued in connection with issuance of note payable to related party	—	—	171,750	—	171,750
Share based compensation expense	—	—	76,301	—	76,301
Net loss, January 1, 2007 to September 30, 2007	—	—	—	(3,549,617)	(3,549,617)

Balance, September 30, 2007	31,029,146	$310,291	$78,857,250	$(76,266,275)	$2,901,266

The accompanying notes are an integral part of these condensed financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(3,549,617)	$3,567,929
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,063,480	791,941
Amortization of deferred financing costs	198,374	510,273
Amortization of deferred compensation	7,875	7,875
Accretion of discount on Convertible Notes	1,009,510	565,536
Interest expense converted to common shares	1,647,556	—
Allowance for doubtful accounts	(74,106)	90,454
Share based compensation expense	76,301	84,190
Gain on sale of discontinued operations	—	(8,199,620)
Common stock issued for Board of Directors’ fees and bonuses	82,250	122,073
Changes in assets and liabilities from discontinued operations	(112,703)	(83,233)
Changes in operating assets and liabilities:
Accounts receivable	217,897	(2,717,646)
Other assets	169,264	(134,037)
Accounts payable and accrued expenses	(1,095,986)	(478,697)
Accrued salaries, wages and related benefits	317,975	468,790
Accrued interest expenses	16,433	(46,911)
Deferred revenue and customer deposits	(578,649)	(310,510)

Net cash used in operating activities	(604,146)	(5,761,593)

Cash flows from investing activities:
Additions to property and equipment, net	(1,548,832)	(196,362)
Additions to property and equipment from discontinued operations, net	4,994	(187,549)
Net proceeds from sale of discontinued operations	—	9,751,470
Increase in restricted cash	123,000	314,000

Net cash (used in) provided by investing activities	(1,420,838)	9,681,559

Cash flows from financing activities:
Payments on capital leases	(182,368)	(262,749)
Proceeds from exercise of common stock options and warrants	18,490	5,535
Net borrowings (payments) under Revolver and Debt Agreement	2,203,428	(4,454,388)
Loan origination fees	(145,334)	(140,000)
Proceeds from issuance of Convertible Notes	—	1,500,000
(Payments) proceeds on equipment and insurance financing, net	(13,522)	15,175
(Payments) proceeds from note payable from related party	(1,750,000)	2,000,000
Payment of subordinated note from discontinued operations	—	(352,334)
Payment on capital leases from discontinued operations	—	(12,474)

Net cash provided by (used in) financing activities	130,694	(1,701,235)

Net (decrease) increase in cash and cash equivalents	(1,894,290)	2,218,731
Cash and cash equivalents, beginning of period	2,836,980	1,755,926

Cash and cash equivalents, end of period	$942,690	$3,974,657

Non-Cash investment and financing activities:

Equipment acquisition through capital lease	$267,177	$20,455
Issuance of warrants on Note	171,750	84,000
Conversion of Convertible Notes with interest	$5,635,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1. BASIS OF PRESENTATION

We prepared the condensed consolidated balance sheets as of September 30, 2007 and December 31, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, the condensed consolidated statements of stockholders’ equity (deficit) for the nine months ended September 30, 2007 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows as of September 30, 2007 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the results of operations for the full 2007 fiscal year.

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

We extend credit to our customers in the normal course of business and our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We continuously monitor accounts receivable balances and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. For the period ended September 30, 2007 and December 31, 2006, we maintain allowance for doubtful accounts of $24,715 and $99,130, respectively. While such bad debt expenses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same collectability rates that we have in the past. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of accounts receivable, including the credit-worthiness, financial stability and effects of market conditions on each client.

Our revenues are dependent on clients in the telecommunications, financial services, retail/catalog and media industries, and a material decrease in demand for outsourced services in these industries could result in decreased revenues. Additionally, we have significant operations in the Philippines and are subject to risk associated with operating in the Philippines including political, social and economic instability and increased security concern, fluctuation in currency exchange rates and exposure to different legal standards.

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

3. RECLASSIFICATIONS

Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year. Such reclassifications did not change our net (loss) income or total common stockholders’ equity (deficit) as previously reported.

4. RESTRICTED CASH

We have restricted cash of $0.3 million in the form of a certificate of deposit which secured a letter of credit issued to the landlord of our Maryland communication center. The restriction decreases each anniversary year of the lease agreement by $0.1 million through 2008 and then remains at $0.2 million through 2010.

5. (LOSS) INCOME PER COMMON SHARE

Basic (loss) earnings per share is based on the weighted average number of common shares outstanding and diluted (loss) earnings per share is based on the weighted average number of common shares outstanding and all potentially dilutive common shares outstanding.

The following is a summary of the number of shares or securities outstanding during the respective periods that have been excluded from the calculation because their effects on net (loss) income would have been anti-dilutive:

As of September 30, 2007
Warrants	5,272,500
Stock options	1,459,890

Total	6,732,390

The information required to compute net (loss) income per basic and diluted share is as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
2007:
Weighted average number of common shares outstanding—basic	31,029,146	31,029,140
Weighted average number of common and common equivalent shares outstanding – dilutive*	23,612,434	24,013,187

2006:
Weighted average number of common shares outstanding—basic	17,340,065	17,193,204
Weighted average number of common and common equivalent shares outstanding – dilutive*	17,340,065	17,193,204

*	Since the effects of the stock options and warrants are anti-dilutive for the three and nine months ended September 30, 2007 these effects have not been included in the calculation of dilutive earnings per share. For the three and nine months ended September 30, 2007 the common shares excluded are 370,274 and 400,752, respectively.

6. INDEBTEDNESS

Our borrowings consist of the following:

	As of
	September 30, 2007	December 31, 2006
Revolving line of credit (“Revolver”) with Manufacturers and Traders Trust Company	$2,203,427	—
Subordinated unsecured promissory note payable to related party, constant maturity of four months and 200,000 warrants for each four month period	—	$1,750,000
Deferred financing	—	13,521
Capital leases payable in monthly installments through May 2010	769,410	684,601

	2,972,837	2,448,122
Less: current portion of indebtedness	(2,684,331)	(2,188,866)

	$288,506	$259,256

On May 24, 2006, we entered into a $2.0 million subordinated unsecured promissory note agreement (the “Note”) with Charles Henri-Weil, a member of our board of directors and one of our stockholders. The Note had a constant maturity of four months which required us to issue a warrant to purchase 200,000 shares of our common stock for each of the four month periods the Note remained unpaid. The warrants were fully vested upon issuance and had an exercise price of $0.01 per share and a term of ten years. As of September 30, 2007, we issued four warrants totaling 725,000 shares of our common stock. We estimated these warrants to have a fair value of $335,000 using a Black-Scholes pricing model, which was recorded as loan origination fees, and was amortized to interest expense over each four month period. On August 8, 2007, in conjunction with the execution of our revolving line of credit, the Note was repaid in full and all loan origination fees associated with the note were recognized as interest expense.

On August 8, 2007, we entered into a Loan and Security Agreement (the “Agreement”) with Manufacturers and Traders Trust Company for an $8.0 million revolving line of credit (the “Revolver”). The Revolver bears an interest rate of the prime rate plus a margin of 1.25%. The margin is adjustable based on our total liabilities to net worth as defined in the Agreement. Loans made under the Revolver are secured by a pledge of (i) all of our domestic assets and (ii) 65% of our common stock of our international subsidiary. All principal and unpaid interest on the Revolver is due and payable in full on August 7, 2010. We were required to pay loan origination fees, commitment fees, an unused facility fee, collateral management fees and adhere to certain financial covenants.

During the third quarter of 2007, we notified M&T of the loss of one of our most profitable programs due to our client’s budgetary cuts and that we would not be able to make our fixed charge coverage covenant for the third and fourth quarters of 2007.

On November 15, 2007, M&T agreed to waive the default of the fixed charge coverage covenant for the three months ended September 30, 2007 and eliminate the remaining fixed charge coverage covenants for 2007. These covenants were replaced by a monthly cash flow covenant from October 31, 2007 to March 31, 2007 and an amended and reset fixed charge coverage covenant for 2008 and 2009.

We expect to meet our short-term liquidity requirements through net cash provided by operations, cash and cash equivalents and our Revolver. We believe that these sources of cash will be sufficient to meet the Company’s operating needs and planned capital expenditures for at least the next twelve months.

Aggregate annual principal maturities for indebtedness as of September 30, 2007 are as follows:

2007	$2,682,274
2008	186,248
2009	104,315

$2,972,837

7. CONVERTIBLE NOTES

On July 15, 2003 (the “Effective Date”), we completed a private placement of $2.1 million of Convertible Notes and warrants (“Convertible Notes I) to purchase up to 1.05 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes I were used to fund working capital and operations. The Convertible Notes I had a 39 month term, bore interest at a rate of 5% and were convertible after one year from the Effective Date of the Convertible Notes I into our common stock at $1.00 per share. The warrants had an exercise price of $0.01 per share, a term of ten years, and were exercisable commencing July 15, 2004. Interest on the Convertible Notes I was paid quarterly. Principal was payable on October 15, 2006.

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

During the third quarter of 2006, we contacted the Holders of Convertible Note I (the “Holders”) and offered each, the following options: (a) to convert their Convertible Note I to shares of our common stock, (b) to receive a payout of principal and any accrued interest, or (c) to reinvest their Convertible Note I with us for another 36 months in return for an increased conversion rate from one

(1) share of our common stock per dollar invested, to two (2) shares of common stock per dollar invested. On October 13, 2006, approximately $1.985 million of the Holders agreed to reinvest in Convertible Notes I (henceforth referred to as “Amended Convertible I”) and Convertible Notes I was amended. Amended Convertible I was scheduled to mature on October 1, 2009, and all or any part of the principal amount may be converted at any time at a conversion rate of $0.50 per share.

We recorded a debt discount of approximately $600,385 using the Black-Scholes option pricing model. The debt discount will be amortized over the contractual life of Convertible I as additional interest expense using the effective interest method.

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

Under the terms of registration rights granted to the holders of Amended Convertible I, and Convertible Notes II, III and IV for the shares into which the notes are convertible, and common shares into which the related warrants are exercisable, we have committed to take all reasonable efforts to file a registration statement to register and maintain registration of such shares for a period of two years from the effective date of the registration statement.

On June 29, 2007, all holders of Amended Convertible I, and Convertible Notes II and IV (collectively, the “Convertible Notes”) agreed to convert their Convertible Notes to common stock, par value $0.01, at the conversion rates presented below:

Notes	Amount Outstanding	Accrued Interest	Total Value ($)	Share issued for Early Conversion	Conversion Rate
Convertible I	$1,985,000	$248,533	$2,233,533	4,218,533	1.8887
Convertible Note II	1,150,000	54,822	1,204,822	2,354,822	1.9545
Convertible Note IV	2,500,000	245,205	2,745,205	5,245,205	1.9107

Total	$5,635,000	548,560	6,183,560	11,818,560

8. INCOME TAXES

The effective tax rate used by us for the three and nine month periods ended September 30, 2007 and 2006 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the our deferred tax assets.

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

In addition, the Board of Directors approved a plan to terminate our medical education and meeting management services as of December 31, 2006 and focus its attention to the rapidly growing business process outsourcing industry. This action resulted in AMG being reclassified to discontinued operations.

Revenues and operating profit for TMS and AMG for the three and nine month period ended September 30, 2007 and 2006 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
TMS:
Revenues	—	1,184,763	—	$8,617,564
Operating income (loss)	—	97,295	—	(315,512)
Net income (loss) per share	—	$0.01	—	$(0.02)

AMG:
Revenues	—	750,665	89,686	$1,223,620
Operating income (loss)	8,584	(81,402)	(110,662)	(274,011)
Net income (loss) per share	$0.00	$(0.01)	$0.00	$(0.01)

10. SEGMENTS

Our reportable segments are strategic business units that offer our products and services out of different geographical regions. Our reportable segments consist of U.S. Segment which provides customer management services within the U.S. and Philippines Segment which provides customer management services within the Philippines.

We evaluate the performance of our segments and allocate resources based on revenues and operating (loss) income. The tables below present information about our reportable segments for our continuing operations used by our chief operating decision-maker:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
United States	5,430,318	5,948,152	18,363,825	15,972,335
Philippines	2,744,964	1,457,204	7,244,178	3,272,581

Total	8,175,282	7,405,356	25,608,003	19,244,916

Operating (loss) income
United States	(793,638)	(143,017)	(1,222,706)	(1,465,446)
Philippines	214,097	148,305	734,370	219,272

Total	(579,541)	5,288	(488,336)	(1,246,176)

Depreciation expense
United States	129,643	132,553	396,635	463,688
Philippines	266,238	117,191	666,845	327,370

Total	395,881	249,744	1,063,480	791,058

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

	United States			International
	2007	2006	Change	2007	2006	Change
	(in thousands)
Statements of Operations Data:
Revenues	$5,430	$5,948	(518)	$2,745	$1,457	1,288
Cost of services	5,012	4,734	278	1,724	788	936
Selling, general and administrative expenses	1,083	1,225	(142)	540	404	136
Depreciation expense	129	133	(4)	265	117	148

Operating (loss) income	$(794)	$(144)	650	$215	$148	67

Revenues

Our revenues for the quarter ended September 30, 2007 increased $0.8 million, or 10.8%, to $8.2 million, compared to $7.4 million for the quarter ended September 30, 2006. Revenues for the U.S. Segment decreased $0.5 million, or 8.5%, to $5.4 million for the quarter ended September 30, 2007, compared to $5.9 million for the quarter ended September 30, 2006. The decrease was attributed to an 6.0% decrease in production hours produced coupled with a decrease in our average billing rate. Revenues for the International Segment increased $1.2 million, or 80.0%, to $2.7 million for the quarter ended September 30, 2007, compared to $1.5 million for the quarter ended September 30, 2006. The increase in revenues is primarily attributed to organic growth resulting in a 173% increase in production hours produced. The increase was attributed to our primary client in the Philippines growing by 496.0% offset by smaller reductions in production hours with our other clients.

Cost of Services

Our cost of services increased $1.2 million, or 21.8%, to $6.7 million for the quarter ended September 30, 2007, compared to $5.5 million for the quarter ended September 30, 2006. Cost of services as a percentage of revenues increased to 81.7% for the quarter ended September 30, 2007, compared to 74.3% for the quarter ended June 30, 2006. Cost of revenues as a percentage of revenues for the U.S. Segment increased to 92.6% for the quarter ended September 30, 2007, compared to 79.7% for the quarter ended September 30, 2006. The increase is attributed to several factors, among them, (a) the loss of one of our most profitable programs due to our client’s budgetary cuts, (b) increased costs associated with additional hiring and training resulting from a request by the client to increase production for two programs, and (c) higher attrition across our U.S. operations. Cost of services as a percentage of revenues for the International Segment increased to 63.0% for the quarter ended September 30, 2007, compared to 53.3% for the quarter ended September 30, 2006. The increase is primarily attributed an increase payroll expenses as we ramp up in personnel to execute the increased production hours and an increase in equipment maintenance cost for our core information systems servicing our international operations.

Selling, General and Administrative

Our selling, general and administrative expenses remained the same for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues decreased to 19.5% for the quarter ended September 30, 2007, compared to 21.6% for the quarter ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues for the U.S. Segment increased slightly to 20.4% for the quarter ended September 30, 2007, compared to 20.3% for the quarter ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues for the International Segment decreased to 18.5% for the quarter ended September 30, 2007, compared to 26.7% for the quarter ended September 30, 2006. The decrease in is attributed to increase revenues, which translated into the increased utilization of the second communication center in the Philippines.

Depreciation Expense:

Our depreciation expense increased $0.2 million, or 100.0% to $0.4 million for the quarter ended September 30, 2007, compared to $0.2 million for the quarter ended September 30, 2006. Depreciation expense for the U.S. Segment remained the same at $0.1 million for quarter ended September 30, 2007 and 2006. Depreciation expense for the International Segment increased $0.2 million or 200%, to $0.3 million for the quarter ended September 30, 2007, compared to $0.1 million for the quarter ended September 30, 2006. The increase was primarily attributed to the purchase of additional fixed assets to support our revenue growth.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

	United States			International
	2007	2006	Change	2007	2006	Change
	(in thousands)
Statements of Operations Data:
Revenues	$18,364	$15,972	2,392	$7,244	$3,272	3,972
Cost of services	15,703	13,210	2,493	4,374	1,767	2,607
Selling, general and administrative expenses	3,487	3,763	(276)	1,469	959	510
Depreciation expense	397	464	(67)	667	327	340

Operating (loss) income	$(1,223)	$(1,465)	242	$734	$219	515

Revenues

Our revenues for the nine months ended September 30, 2007 increased $6.4 million, or 33.3%, to $25.6 million, compared to $19.2 million for the nine months ended September 30, 2006. Revenues for the U.S. Segment increased $2.4 million, or 15.0%, to $18.4 million for the nine months ended September 30, 2007, compared to $16.0 million for the nine months ended September 30, 2006. The increase was attributed to a 17.0% increase in production hours produced coupled with a decrease in our average billing rate. Revenues for the International Segment increased $3.9 million, or 118.2%, to $7.2 million for the nine months ended September 30, 2007, compared to $3.3 million for the nine months ended September 30, 2006. The increase in revenues is primarily attributed to organic growth resulting in a 171.0% increase in production hours produced. The increase was attributed to our primary client in the Philippines growing by 240.0% offset by smaller reductions in production hours with our other clients.

Cost of Services

Our cost of services increased $5.1 million, or 34.0%, to $20.1 million for the nine months ended September 30, 2007, compared to $15.0 million for the nine months ended September 30, 2006. Cost of services as a percentage of revenues increased to 78.5% for the nine months ended September 30, 2007, compared to 78.1% for the nine months ended September 30, 2006. Cost of revenues as a percentage of revenues for the U.S. Segment increased to 85.3% for the nine months ended September 30, 2007, compared to 82.5% for the nine months ended September 30, 2006. The increase resulted from several factors, among them, (a) the loss of one of our most profitable programs due to our client’s budgetary cuts, (b) increased costs associated with additional hiring and training resulting from a request by the client that we increase production for two programs, and (c) higher attrition across our U.S. operations. Cost of services as a percentage of revenues for the International Segment increased to 61.1% for the nine months ended September 30, 2007, compared to 54.6% for the nine months ended September 30, 2006. The increase is primarily attributed to an increase in payroll expenses as we ramp up in personnel to execute increased production hours requested by our client, along with an increase in telecommunication cost and equipment maintenance cost for our core systems servicing our international operations.

Selling, General and Administrative

Our selling, general and administrative expenses increased $0.3 million, or 6.4%, to $5.0 million for the nine months ended September 30, 2007, compared to $4.7 million for the nine months ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues decreased to 19.5% for the nine months ended September 30, 2007, compared to 24.5% for the nine months ended September 30, 2006. Selling, general and administrative expenses as a percentage of revenues for the U.S. Segment decreased to 19.0% for the nine months ended September 30, 2007, compared to 23.8% for the nine months ended September 30, 2006. The decrease is primarily attributed to the increase in revenues and a decrease in facilities rent as we did not renew our lease for the 8th floor at our Virginia Facility and other reduced operating costs. Selling, general and administrative expenses as a percentage of revenues for the International Segment decreased to 20.8% for the nine months ended September 30, 2007, compared to 30.3% for the nine months ended September 30, 2006. The decrease is primarily attributed to the increase in revenues offset by an increase in rent and utilities expense due to our second communication center currently not fully utilized.

Depreciation Expense:

Our depreciation expense increased $0.3 million, or 37.5% to $1.1 million for the nine months ended September 30, 2007, compared to $0.8 million for the nine months ended September 30, 2006. Depreciation expense for the United States Segment decreased $0.1 million or 20.0%, to $0.4 million for the nine months ended September 30, 2007, compared to $0.5 million for the nine months ended September 30, 2006. The decrease was primarily attributed to assets becoming fully depreciated without any current replacement needs. Depreciation expense for the International Segment increased $0.3 million or 100%, to $0.7 million for the nine months ended September 30, 2007, compared to $0.3 million for the nine months ended September 30, 2006. The increase was primarily attributed to the opening of our second communication center in the Philippines and the purchase of fixed assets to support our revenue growth.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow by category for the nine months ended September 30, (in thousands):

	2007	2006	Change	% Change
Net cash (used in) operating activities	$(604)	$(5,762)	$5,158	89.5%
Net cash (used in) provided by investing activities	$(1,421)	$9,682	$(11,103)	(114.7)%
Net cash provided by (used in) provided by financing activities	$131	$(1,701)	$1,832	107.7%

Our primary cash requirements include the funding of the following:

•	operating expenses

•	capital expenditures for new and ongoing communication centers

•	interest payments and the repayment of principal on our debt

Our primary source of liquidity has been cash and cash equivalents, restricted cash, cash flow from operations and our Revolver. At September 30, 2007 and December 31, 2006, we had cash and cash equivalents of $0.9 million and $2.8 million, respectively and working capital of $2.7 million and $4.2 million, respectively.

During the third quarter of 2007, we notified M&T of the loss of one of our most profitable programs due to our client’s budgetary cuts and that we would not be able to make our fixed charge coverage covenant for the third and fourth quarters of 2007. On November 15, 2007, M&T agreed to waive the default of the fixed charge coverage covenant for the three months ended September 30, 2007 and eliminate the remaining fixed charge coverage covenants for 2007. These covenants were replaced by a monthly cash flow covenant from October 31, 2007 to March 31, 2007 and an amended and reset fixed charge coverage covenant for 2008 and 2009.

We are in the process of executing a plan to quickly realign revenues with operating costs. The plan includes, among other things, (i) consolidation of our U.S. operations into two communication centers; (ii) sublease our third U.S communication center and (iii) the refinement of operating processes and procedures.

As we execute our plan, liquidity and capital resources will be negatively impacted in the short term and we expect to meet these liquidity requirements through cash and cash equivalents, net cash provided by operations and our Revolver,

Net cash used in operating activities for the nine months ended September 30, 2007 was $0.6 million, compared to $5.8 million net cash used in operating activities for the nine months ended September 30, 2006. The net decrease was primarily due to a decrease in accounts payables as we got caught up with most of our vendors.

Net cash used in investing activities for the nine months ended September 30, 2007 was $1.4 million, compared to $9.7 million net cash provided by investing activities for the nine months ended September 30, 2006. The decrease was primarily attributed a net gain of $9.8 million on the sale of discontinued operation for the nine months ended September 30, 2006 with no similar transaction for the nine months ended September 30, 2007. For the nine months ended September 30, 2007 we incurred capital expenditures related to the opening of our second communication center in the Philippines and a co-location site for our IT equipment offset by the release of restricted cash in accordance with our lease agreement for our Maryland communication center.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $0.1 million, compared to $1.7 million net cash used in financing activities for the nine months ended September 30, 2006. The increase was primarily due to net borrowing under our Revolver offset by the repayment of our note payable with one of our Board members.

Contractual Obligations and Off Balance Sheet Arrangements

The following is a chart of our approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of our liquidity as of September 30, 2007:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$2,203,000	$2,203,000	$—	$—	$—
Capital lease obligations	770,000	479,000	291,000	—	—
Operating leases	6,850,000	2,633,000	4,217,000	—	—

Total contractual obligations	$9,823,000	$5,315,000	$4,508,000	$—	$—

We have no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operation and cash flows are subject to fluctuations due to changes in foreign currency exchange rate, in particularly, the Philippines peso. For the three and nine months ended September 30, 2007 and 2006, approximately 18.0% and 10.0% and 15.3% and 7.6%, respectively, of our expenses were generated in the Philippines. We measure all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippines peso would reduce the expenses associated with the operations of our overseas operation by approximately $0.4 million where as a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $0.4 million. Expenses related to our operations outside of the United States increased for the three and nine months ended September 30, 2007 when compared to the three and nine months ended September 30, 2006 due to increased cost associated with higher revenue generation and a decrease in the value of the U.S. dollar relative to the Philippine peso.

We have cash and cash equivalents and restricted cash equivalents totaling $1.3 million at September 30, 2007. These amounts were primarily invested in money market funds and certificate of deposits. The cash and cash equivalents are held for working capital requirements, expansion and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

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

ITEM 6.	Exhibits

Exhibits No.	Description
10(vvvvv)	First Amendment To Loan and Security Agreement dated November 15, 2007, by and between Access Worldwide Communications, Inc. (the “Borrower”) and Manufacturers and Traders Trust Company (the “Lender”)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: November 16, 2007	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: November 16, 2007	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
10(vvvvv)	First Amendment to Loan and Security Agreement dated November 15, 2007, by and between Access Worldwide Communications, Inc. (the “Borrower”) and Manufacturers and Traders Trust Company (the “Lender”)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer