Form 10-K
period 2007-12-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2008-03-31
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 24, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,169,802 based on the closing price as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares outstanding of the Company’s Common Stock, $0.01 par value per share is 36,997,266 as of March 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders to be held on May 21, 2008 are incorporated by reference into Part III of this Form 10-K where indicated.

i

FORWARD-LOOKING STATEMENTS

Certain information included in this report, or in other materials we have filed or will file with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Forward-looking statements are based on information available to us and our perception of such information as of the date of this report and our current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might,” variations of such wording and other words or phrases of similar meaning in connection with a discussion of our future operating or financial performance, and other aspects of our business, including market share growth, gross profit, project mix, projects with varying profit margins, selling, general and administrative expenses, and trends in our business and other characterizations of future events or circumstances. From time to time, forward-looking statements also are included in our other periodic reports on Forms 10-Q and 8-K, in press releases, in our presentations, on our web site and in other material released to the public. Any or all of the forward-looking statements included in this report and in any other reports or public statements made by us are only predictions and are subject to risks, uncertainties and assumptions, including those identified below in the “Risk Factors” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, and other sections of this report, and in our Forms 10-Q for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007 and in other reports filed by us from time to time with the SEC as well as in press releases, in our presentations, on our web site and in other material released to the public. Such risks, uncertainties and assumptions are difficult to predict, beyond our control and may turn out to be inaccurate causing actual results to differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.

PART I

ITEM 1.	BUSINESS

For convenience, the terms “Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refer to Access Worldwide Communications, Inc. and/or, as the context requires, one or more of our subsidiaries.

The following discussion of our business should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

General

Established in 1983, today Access has approximately 1,000 employees in five locations across the United States (“U.S.”) and the Philippines. We are a provider of business process outsourcing (“BPO”) solutions focused on helping our clients cost-effectively acquire, retain, and profitably grow their customer base. We provide a full suite of inbound and outbound sales, customer care, marketing, IT, and back-office services in multiple languages, across all communication channels (e.g. phone, email, Internet, mail). Our clients are in a wide variety of industries including telecommunications, financial services/banks, media/publishing, and consumer product companies.

Given that each of our clients faces unique challenges, we combine leading edge technology, a global, well-educated workforce and a value-added approach to provide our clients with optimal scalability and choice. Whether it is a highly targeted sales campaign carried out by one of our U.S. communications centers, or a complex customer care application serviced in the Philippines, we have the resources in place to meet our clients expectations. We specialize in, and have a proven track record of success, supporting the following types of programs:

Customer Acquisition:	Customer Care:	Technical Support/Help Desk:
Inbound/Outbound Sales	Customer Service/Retention	Tier 1 Issue Resolution
Order Entry/Up-sell	Retention Sales	Hardware/Software Support
Lead Generation	Billing Inquires & Adjustments
Appointment Setting

Our mission is to provide our clients with “superior service” by helping them to cost-effectively obtain, retain, and profitably grow their businesses though the professional outsourcing services we provide. We accomplish this by helping them select the most appropriate location (U.S. or off-shore), agents, and mix of services to meet their unique challenges.

We currently operate five state-of-the-art communication centers worldwide to provide our clients with not only maximum staffing flexibility and scalability, but with specialized resources needed to meet their specific sales and customer service objectives. Our communication centers are strategically located to take advantage of significant labor pools supporting the many languages spoken in the U.S.

The Philippines Off-Shore Advantage

The Philippines offers a large pool of highly-skilled and college educated workers. The Philippines is unique compared to other offshore locations with its strong service oriented society, American English proficiency and great affinity for American culture. In communication centers, Filipinos excel at quickly solving customer problems, and then in effectively cross-selling additional products and services.

With a population of approximately 86 million people, the Philippines has the third largest English-speaking population in the world. Each year approximately 500,000 English speaking college graduates enter the workforce. With proper training, they quickly become highly skilled career oriented customer service agents who are passionate about their jobs.

The BPO industry is a people business supported by advanced technology. The Philippines has an established BPO and communications infrastructure with high-speed global communication networks and integrated phone, email and chat systems. Filipino customer service representatives provide superior outsourced services that turn communication centers into profit centers.

Metro Manila, centrally located in the region, is the home of the Philippines national government. This area has developed into a commercial center and has become a BPO hub. The city has a large skilled labor base, housing 81 higher education institutions, 1,600 other schools, and a literacy rate of approximately 92%. It has a stable power supply, sufficient IT capabilities, a solid public transportation system and a busy international airport.

Industry Experience

For 25 years we have assisted clients ranging from small and mid-size niche providers to Fortune 500 conglomerates acquire, service, retain, and grow their customer base through the high quality, cost-efficient, and scalable outsourcing services.

We have successfully implemented inbound, outbound and blended communication center applications for our clients in the following industries:

•	Financial/Banking Services;

•	Retail/Catalog;

•	Telecommunications; and

•	Media/Publishing.

We have provided support in over 17 different languages, across multiple channels (e.g. phone, email, Internet, mail, etc.), and we constantly add new complementary services (e.g. IVR, back-office processing, transcription, etc.) to meet specific customer needs.

Our Industry

Business Process Outsourcing is the leveraging of technology or specialized process vendors to provide and manage an organization’s critical and/or non-critical enterprise processes and applications. The most common examples of BPO are call/communication centers, human resources, accounting and payroll outsourcing. BPO may involve the use of both on-shore, or U.S. based operations, and off-shore, or operations located in countries outside the U.S., such as the Philippines. BPO allows the company to focus on what it does best, its core business practices, and outsources process driven functions, which others can do more cost effectively and efficiently.

BPO in the Philippines is an emerging industry fueled mostly by customer care, medical transcription, software development, animation, and shared services. In 2005 there were approximately 112,000 people working in call/communication centers bringing in about $1.12 billion in revenues. Though customer care communication centers form the largest part of the BPO boom locally, the Philippines’ language proficient information technology, human resource, and finance/accounting professionals are significant contributing factors as well. The proficiency of many Filipinos in the English language is a major factor in the growth of BPO in the Philippines. BPO is a fast growing industry, and is expected to grow 10 percent per year from $140 billion in 2005 to over $220 billion by 2010 (Logica CMC Study).

Our Services

Our state-of-the-art communications centers in both the U.S. and the Philippines are strategically located to take advantage of significant labor pools supporting the various languages spoken in the U.S. We have successfully implemented inbound, outbound and blended sales and customer support applications, hardware and software support, and back-office processing, among others. Based on our experience, we are capable of serving a multitude of markets that include telecommunications, financial services and banking, media/publishing, and consumer product companies.

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

Speaking to prospects and customers in their native language is an often over-looked foundation necessary to successfully service today’s diverse cultural marketplace. Over the years, statistics have shown that sales conducted in-language delivers 20%-30% conversion rate over English used on the same targets. The ability to communicate with a client’s prospects or customers in their native language has proven to deliver: significant retention of existing customer base; increased sales revenues; higher levels of understanding; and effective customer compliance.

By a client outsourcing its multicultural needs, it can reap the following advantages: (a) efficient utilization of its existing in-house resources, (b) access to state-of-the-art technology without capital expenditure, (c) access to a large pool of in-language agents, (d) elimination of the need to hire and train additional staff, (e) increase the speed of execution for new products and services, and (f) instant expansion of its existing capacity.

We have a proven track record that clearly demonstrates our ability to deliver the most complex applications, while remaining sensitive to both the client’s and prospects needs. Our philosophy dictates that we establish a comprehensive business relationship with our clients in order to deliver a seamless experience for the external customer that is consistent with their overall goal and expectations.

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

Fortunately, we are located in some of the best recruiting markets in the world. Our Philippine-based professionals are college-educated, speak fluent English with an American influence, and have an affinity for the U.S. culture. Our New England-based agents have an exceptionally strong work ethic and are extremely loyal; our agents based in the Mid-Atlantic region (Maryland, Washington DC, Virginia) are culturally diverse and often multi-lingual, and experienced in multiple industries. Our strategically placed centers and high quality reputation produces a steady stream of talented people to deploy on our client’s behalf.

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

The Technology and Infrastructure

To provide our clients with maximum flexibility and scalability (i.e. some clients utilize both our U.S. and Filipino resources to support different aspects of their program), we developed an integrated network of five communication centers using solutions from Cisco (IPCC Enterprise), Rockwell (Spectrum), Microsoft (SQL Server), and Sprint (Voice & Data Network) that is based on an open design employing a multi-tiered client/server architecture. Our open platform architecture allows us to support the complete integration of systems whether internal or external in nature.

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

As we continue to expand, we invest in training and quality support for our staff. Our goal is to provide value added expertise at a competitive price. The investment in our staff translates into consistently high levels of customer satisfaction, which in turn, significantly impacts our client relationships. We will continue to invest in proprietary systems and technologies that will provide us with competitive advantages. Our technology strategy is driven by our objective to maximize reliability, integration and flexibility.

In 2007 we achieved new milestones internationally, and by all accounts we consider it a successful year with revenues exceeding $10 million. With the opening of our second communication center toward the end of our first quarter in 2007, we achieved continued growth. The Philippines has provided a highly educated work force, employees with excellent English language skills, and an enduring American influence. By the end of 2008 we expect to have three sites fully operational in the Philippines.

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

Government Regulations

Our clients operate in industries that are subject to government regulation in varying degrees, in particular the financial services and telecommunications industries. Generally, compliance with these regulations is the responsibility of our client, but with the introduction of new regulations such as the national do-not-call registry in October 2003, it is imperative we remain vigilant in our efforts to comply. We could be subject to a variety of enforcement or private actions for failure or the failure of our clients to conform to any number of these regulations.

Our communication centers must comply with a variety of regulations enforced by the Federal Communications Commission (“FCC”) and Federal Trade Commission (“FTC”).

The FCC rules under the Federal Telephone Consumer Act of 1991, which, among other things, limits the hours which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The FCC also prohibits the unauthorized switching of subscribers’ long distance carriers, known in the industry as “slamming.” A fine of up to $100,000 may be imposed for each instance of slamming

The FTC regulates under the Federal Telemarketing and Consumer Fraud and Abuse Protection Act of 1994 (“TCFAPA”) and Telemarketing Sales Rule (“TSR”). The TCFAPA broadly authorizes the FTC to issue regulations prohibiting misrepresentation in telephone sales. In 1995, the FTC issued regulations under the TCFAPA, which, among other things, require telemarketers to make certain disclosures when soliciting sales.

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

We represent companies in the financial services arena, and handle sensitive customer information for our clients. We are subject to provisions of the Office of Thrift Supervision (“OTS”), in particular OTS Thrift Bulletin 82, which deals with third party arrangements and provides guidance on managing the risks that may arise from services we provide under our financial services clients’ names. In general, all books and records related to the services we perform must be available to OTS for examination and audit. Under 12 CFR § 562.1(b), the thrift and its affiliates must maintain, in the U.S., records comprising documents, files, and other material or property of all business transactions, which includes records obtained by us. Thus, our contracts with financial services companies contain provisions that require us to make those records available to OTS.

In addition to the OTS, we must adhere to Gramm-Leach-Bliley Financial Services Modernization Act, Pub. L. No. 106-102, 113 Stat. 1338 (November 12, 1999) (the “GLBA”), which requires us to, among other things, adhere to the Financial Privacy Rule. Under the GLBA, financial institutions must provide their clients a privacy notice that explains what information the company gathers about the client, where this information is shared, and how the company safeguards that information. This privacy notice must be given to the client prior to entering into an agreement to do business. There are exceptions to this when the client accepts a delayed receipt of the notice in order to complete a transaction on a timely basis.

This has been somewhat mitigated due to online acknowledgement agreements requiring the client to read or scroll through the notice and check a box to accept terms.

The privacy notice must also explain to the customer the opportunity to ‘opt-out’. Opting out means that the client can say “no” to allowing their information to be shared with affiliated parties. The Fair Credit Reporting Act is responsible for the ‘opt-out’ opportunity, but the privacy notice must inform the customer of this right under the GLBA. The client cannot opt-out of:

•	information shared with those providing priority service to the financial institution

•	marketing of products or services for the financial institution

•	when the information is deemed legally required.

In summary, the financial privacy rule provides for a privacy policy agreement between the company and the consumer pertaining to the protection of the consumer’s personal nonpublic information.

Violation of the GLBA may result in a civil action brought by the United States Attorney General. The penalties, as amended under the Financial Institution Privacy Protection Act of 2003 (108th CONGRESS—1st Session—S. 1458; To amend the GLBA to provide for enhanced protection of nonpublic personal information, including health information, and for other purposes., In The Senate of the United States, July 25 (legislative day, JULY 21), 2003) include:

•	the financial institution shall be subject to a civil penalty of not more than $100,000 for each such violation.

•	the officers and directors of the financial institution shall be subject to, and shall be personally liable for, a civil penalty of not more than $10,000 for each such violation.

Failure to comply could with these regulations could result in damage to our relationship with our clients, and potentially result in fines and costly civil litigation.

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

There are significant barriers to entry into the outsourced marketing services industry. Some of these barriers include (i) large capital investment towards the development and maintenance of the necessary information technology systems; (ii) marketing knowledge and expertise within the market; (iii) the ability to simultaneously manage complex marketing programs in multiple jurisdictions, including off-shore; (iv) the establishment of solid working relationships with clients; and (v) an understanding of the complexities surrounding state, federal and foreign government regulation of the industry. From years of experience in the marketplace, we have overcome these road blocks and become a strong competitor in the market.

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

Employees

As of December 31, 2007, we have approximately 1,000 employees domestically and overseas. None of our employees are represented by a labor union and we are not aware of any current activity to organize any of the employees. Management considers relations between us and our employees to be good.

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

Risks Related to Our Business

We have incurred significant losses over the last two years and we may never achieve or sustain profitability.

We have an accumulated deficit of $77.7 million through December 31, 2007, and net loss of $(5.0) million for the year ended December 31, 2007. We may never achieve operating profit. We will need to generate significantly higher revenues to sustain profitability, and we cannot be certain that we will realize sufficient revenues or operating profit to sustain our business.

We may not be able to obtain additional capital to fund our operations on reasonable terms and this could hurt our business and negatively impact our stockholders.

If adequate funds in the form of equity or debt are not available on reasonable terms or terms acceptable to us in the future, we may not be able to continue as a going concern. If we raise additional funds through the issuance of convertible debt or additional equity securities, the percentage ownership of our existing stockholders would be reduced, the securities issued may have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the securities may impose restrictions on our operations.

We could be severely impacted by the loss of any of our largest clients.

Our two largest clients, AT&T (which consists of AT&T, SBC and Bell South) and E*Trade Financial together accounted for approximately 81.8% of our revenues for the year ended December 31, 2007. There can be no assurance that these clients will continue to do business with us, and the loss of business from any one of these clients could have a material adverse effect on us.

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

We are heavily dependent on the industries we serve, particularly the financial services and telecommunications industries.

Our business and future operations are dependent to a great extent on the industries we serve. There can be no assurance that the financial services and telecommunications industries will grow or that it will continue to utilize outsourced marketing services. In addition, there can be no assurance that our business will benefit from any growth that these industries experience.

These industries are heavily regulated by federal and state authorities. Existing regulation, or increased regulation in the future, could negatively impact the ability of the industries to operate or grow. Anything that inhibits the operations or growth of the financial services and telecommunications industry could have a material adverse effect on us.

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

The market price of Access Worldwide’s common stock has fluctuated in the past and is likely to fluctuate in the future as well. During the 2007 fiscal year, our stock’s closing price fluctuated from a low of $0.53 to a high of $1.20. During that time period, the average trading volume was 2,623 shares per day, but the volatility of the price is often driven by trading volumes that can total less than 1,000 shares of common stock per day. With this level of volume, small trades can have a significant impact on the price. Additional factors that may have a significant impact on the market price of the stock include:

•	Future announcements concerning Access Worldwide or our competitors;

•	Results of technological innovations or service extensions;

•	Government regulations; and

•	Changes in general market conditions, particularly in the market for micro-cap stocks.

Shortfalls in our revenues or earnings in any given period relative to any expectations in the securities markets could immediately, significantly and adversely affect the trading price of the common stock. We have experienced and may experience future quarter to quarter fluctuations in our results of operations. Quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, the size and timing of client orders, changes in client budgets, material variations in the cost of telephone services, the demand for our services, the timing of the introduction of new services and service enhancements by us, the market acceptance of new services, competitive conditions in the industries we serve, our ability to effectuate any strategic transactions and general economic conditions. These factors, either individually or in the aggregate, could result in decreasing revenues and earnings, which could, in turn, materially and adversely affect the price of our common stock.

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

Trading in our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common shares.

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our shares most likely will be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to entities with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income for the current and the past two years exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. As long as the Company’s Common Stock is subject to the penny stock rules, the holders of the Company’s Common Stock may find it difficult to sell the Common Stock of the Company.

Risks Related to Our Industry

We may be adversely impacted by competition, industry consolidation and potential consumer saturation.

The outsourced marketing services industry is very competitive and highly fragmented. We compete with other BPO and outsourced marketing services companies ranging in size from very small companies offering specialized applications or short-term projects to large independent companies. While many companies provide outsourced marketing services, we believe that there is no single company that dominates the entire industry. A significant number of our competitors and potential competitors have more extensive marketing capabilities, more extensive experience and greater financial resources than us. Consolidation among prospective clients also increases competition for buyers of our services. There can be no assurance that we will be able to compete successfully or that competitive pressures will not materially and adversely affect us.

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

Several industries in which our clients operate are subject to varying degrees of governmental regulation, in particular the telecommunications and financial services industries. Generally, compliance with these regulations is the responsibility of our clients. However, we are exposed to a variety of enforcement or private actions for our failure or the failure of our clients to comply with such regulations.

Our communication centers must comply with a variety of regulations. With respect to our telecommunications services, we believe our operating procedures comply with the telephone solicitation rules of the FCC and FTC. With respect to our financial services, we believe our operating procedures comply with the regulations set forth by the OTC and GBLA. However, we cannot assure you that additional federal or state legislation, or changes in regulatory implementation, would not limit the activities of the Company or our clients in the future or significantly increase the cost of regulatory compliance.

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

Location	Principal Use	Approx. Square Feet
Business Services Segment:
Arlington (Rosslyn), VA	Corporate Headquarters	1,000
Boca Raton, FL	Administrative Offices	2,000
Arlington (Rosslyn), VA	Customer Sales and Service Programs	27,200
Hyattsville, MD	Customer Sales and Service Programs	24,500
Augusta, ME	Customer Sales and Service Programs	15,000
Manila, Philippines	Customer Sales and Service Programs	18,000
Manila, Philippines	Customer Sales and Service Programs	17,600

Item 3.	Legal Proceedings

We are involved in a variety of proceedings that arise from time to time in the ordinary course of its business. We are involved in legal actions arising in the ordinary course of business, and believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

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

	Market Prices
	2007		2006
Fiscal Quarters	High	Low	High	Low
First Quarter	$1.20	$0.66	$0.54	$0.47
Second Quarter	1.15	0.85	0.60	0.32
Third Quarter	1.02	0.75	0.46	0.32
Fourth Quarter	.90	0.53	1.01	0.38

(b) Holders

The number of record holders of common stock as of March 26, 2007 was approximately 228 and the number of beneficial owners of common stock as of March 26, 2008 was approximately 469.

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

OVERVIEW

Access Worldwide Communications, Inc. (“Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) was incorporated in the State of Delaware on August 11, 1983 and has been a provider of outsourced sales and marketing services since its inception. Over the past two years we sold non-core businesses to focus on the rapidly growing business process outsourcing (“BPO”) market. We are a provider of customer management services in the Telecommunications, Financial Services, Retail/Catalog and Media industries. We currently have approximately 1,000 employees worldwide with communication centers in the U.S. and the Philippines.

QUARTERLY RESULTS OF OPERATIONS AND PERFORMANCE TRENDS (UNAUDITED)

	Quarters Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	March 31, 2006
	(In Thousands Except for Per Share Data)
Statements of Operations Data:

Revenues	$7,223	$8,175	$8,685	$8,748	$8,466	$7,406	$6,336	$5,503
(Loss) incomes from continuing operations	(1,455)	(673)	(2,779)	13	(350)	(1,801)	(1,209)	(891)
Income (loss) from discontinued operations	—	9	(70)	(49)	(332)	8,213	(464)	(280)

Net (loss) income	$(1,455)	$(664)	$(2,849)	$(36)	$(682)	$6,412	$(1,673)	$(1,171)

Basic (loss) earnings per share of common stock:
Continuing Operations	$(0.05)	$(0.02)	$(0.13)	$(0.00)	$(0.02)	$(0.10)	$(0.07)	$(0.05)
Discontinued Operations	$(0.00)	$0.00	$(0.00)	$(0.00)	$(0.02)	$0.47	$(0.03)	$(0.02)
Net (loss) income	$(0.05)	$(0.02)	$(0.13)	$(0.00)	$(0.04)	$0.37	$(0.10)	$(0.07)
Weighted average common shares outstanding	31,092,481	31,029,146	22,129,092	17,679,065	17,340,065	17,340,065	17,350,507	17,679,065
Diluted (loss) earnings per share of common stock:(1)
Continuing Operations.	$(0.05)	$(0.02)	$(0.13)	$(0.00)	$(0.02)	$(0.10)	$(0.07)	$(0.05)
Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.47)	$(0.03)	$(0.02)
Net (loss) income	$(0.05)	$(0.02)	$(0.13)	$(0.00)	$(0.04)	$0.37	$(0.10)	$(0.07)
Weighted average common shares outstanding	31,092,481	31,029,146	22,129,092	17,679,065	17,340,065	17,340,065	17,350,507	17,679,065

(1)	Since the effects of outstanding stock options, common stock equivalents, and warrants are anti-dilutive for all quarters in 2007 and 2006, except for the third quarter of 2006, these effects have not been included in the calculation of diluted earning per share.

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

ACCOUNTS RECEIVABLE

We extend credit to our customers in the normal course of business. Our accounts receivable are concentrated in a relatively few number of customers most of which are Fortune 500 companies. However a significant change in the liquidity or financial position of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We continuously monitor accounts receivable balances and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues. For the years ended December 31, 2007 and 2006, we maintain allowance for doubtful accounts of $10,983 and $99,130, respectively. While our bad debt expenses have been historically within our expectations and the allowances we established, we cannot guarantee that we will continue to have the same experience in the future. Management’s assessment and judgment are vital in assessing the ultimate realization of accounts receivable, which include the credit-worthiness, financial stability and effects of market conditions on each customer.

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

INCOME TAXES

We recognize deferred tax assets and liabilities based on differences between financial statement carrying amounts and its tax basis. When assessing the need for a valuation allowance we consider tax loss carrybacks, reversal of deferred tax liabilities, tax planning and estimates of future taxable income. When we determine that we are unable to realize deferred tax assets in excess of our recorded amount, an adjustment to the deferred tax asset is made which increases income. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets is made which would decrease income.

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

SFAS No. 123R permits public companies to adopt its requirements using one of two methods- “modified prospective” or “modified retrospective”. The “modified prospective” method requires that compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted, modified or settled after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We adopted SFAS No. 123R using the modified prospective method.

RESULTS OF OPERATIONS BY SEGMENT FOR 2007 AND 2006

The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our consolidated statements of operations.

	United States			International
	2007	2006	Change	2007	2006	Change
	(in thousands)
Statements of Operations Data:
Revenues	$22,595	$22,504	91	$10,236	$5,207	5,029

Cost of services	19,893	18,407	1,486	6,383	2,908	3,475
Selling, general and administrative expenses	4,622	5,104	(482)	2,320	1,454	866
Depreciation expense	520	586	(66)	943	451	492

Operating (loss) income	$(2,440)	$(1,593)	(847)	$590	$394	196

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Our revenues increased $5.1 million, or 18.4%, to $32.8 million for 2007, compared to $27.7 million for 2006. Revenues for the U.S. Segment increased $0.1 million, or 0.4%, to $22.6 million for 2007, compared to $22.5 million for 2006. The U.S. Segment’s revenue grew very little due to our client’s terminating one of its programs due to budget cuts and our termination of a another program because of its low performance and profitability. Revenues for these programs were $6.2 and $8.2 million in 2007 and 2006, respectively. Excluding these programs, we experienced growth in revenues of 14.7% from 2006 to 2007 and a 19.3% increase in production hours billed. At the end of 2007, our United States communications centers were running at 39.9% of capacity compared to 69.7% at the end of 2006. Revenues for the International Segment increased $5.0 million, or 96.2%, to $10.2 million for 2007, compared to $5.2 million for 2006. The increase in revenues was primarily attributed to a 166.7% increase in production hours of which 87.2% was attributed to one of our main clients. At the end of 2007, our international communication centers were running at 53.9% of capacity compared to 63.1% in 2006.

Cost of Services

Our cost of services increased $5.0 million, or 23.5%, to $26.3 million for 2007, compared to $21.3 million in 2006. Cost of services as a percentage of revenues increased to 80.2% for 2007, compared to 76.9% for 2006. Cost of revenues as a percentage of revenues for the U.S. Segment increased to 88.1% for 2007, compared to 81.8% for 2006. The increase was mainly attributed to an increase in employee turnover as we approached the third quarter of 2007. To combat this problem, management adjusted pay rates to become more competitive, reintroduced career pathing, and terminated programs that did not suit our cultural environment. The additional separation costs associated with the termination of the two programs mentioned above also contributed to the increase in the short term as it was necessary to realign payroll costs with the decreased revenue. Cost of services as a percentage of revenues for the International Segment increased to 62.8% for 2007, compared to 55.8% for 2006. The increase was primarily attributed to an increase in payroll expenses as we continued to increase personnel to execute the increased production hours requested by our primary client. The increase in payroll costs was mainly attributed to increased head count and additional time required to complete training programs. In addition, we experienced increases in telecommunications costs and equipment maintenance costs for our core system servicing our international operations.

Selling, General and Administrative

Our selling, general and administrative expenses increased $0.3 million, or 4.6%, to $6.9 million for 2007, compared to $6.6 million for 2006. Selling, general and administrative expenses as a percentage of revenues decreased to 21.0% for 2007, compared to 23.8% for 2006. Selling, general and administrative expenses as a percentage of revenues for the U.S. Segment decreased to 20.4% for 2007, compared to 22.7% for 2006. The decrease was primarily attributed to reduced corporate costs allocated as a percentage of segment revenues to the total revenues produced, reduced facilities cost due to our non renewal for 8,100 square feet of production space in late 2006 and reduced legal fees. Selling, general and administrative expenses as a percentage of revenues for the International

Segment decreased to 22.6% for 2007, compared to 28.9% for 2006. The decrease was primarily attributed to increased revenues produced in 2007 offset by increased facilities costs from the addition of our second communication center in the first quarter of 2007 and increased in support costs to support our growth.

Depreciation Expense:

Our depreciation expense increased $0.5 million, or 50.0%, to $1.5 million for 2007, compared to $1.0 million for 2006. Depreciation expense for the United States Segment decreased $0.1 million, or 16.7%, to $0.5 million for 2007, compared to $0.6 million for 2006. The decrease was primarily attributed to a total of $0.5 million in assets becoming fully depreciated in 2007 offset by additions to fixed assets of $0.4 million. Depreciation expense for the International Segment increased $0.4 million or 80%, to $0.9 million for 2007, compared to $0.5 million for 2006. The increase was mainly attributed to additions totaling $2.1 million in fixed assets during 2007. The majority of these additions were the direct result of the opening of our second communication center in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow by category for the years ended December 31, (in thousands):

	2007	2006	Change
Net cash provided by (used in) operating activities	$449	$(6,009)	$6,467
Net cash (used in) provided by investing activities	$(550)	$9,313	$(10,850)
Net cash (used in) financing activities	$(308)	$(2,223)	$2,126

Our primary cash requirements include the funding of the following:

•	operating expenses

•	capital expenditures for new and ongoing communication centers

•	interest payments and the repayment of principal on our debt.

Our primary source of liquidity has been cash flows from operations, supplemented by both borrowings under our revolving line of credit and funding from the equity investments. Borrowing under our revolving line requires that we continue to meet our debt covenants. Failure to meet such covenants and to attract new or existing debt or equity investors could have a materially adverse impact on our financial statements and operations. For the year ended December 31, 2007 and 2006, we had cash and cash equivalents of $0.8 million and $1.2 million, respectively and working capital of $1.5 million and $4.2 million respectively. We have incurred a net loss of $5.0 million for the period ended December 31, 2007 with $1.7 million of the net loss being attributed to non-cash interest expense due to the conversion of all of our outstanding convertible notes to equity.

Net cash provided by operating activities was $0.4 million in 2007, compared to net cash used in operating activities of $(6.0) million in 2006. The increase resulted from a decrease in accounts receivable and other assets. The decrease in accounts receivable is attributed to a change in the mix of our clients with more accounts receivable having short terms. The decrease in other assets is mainly attributed to the settlement of our Hold Back from the sale of our TMS Professional Markets Group in March 2007 for $0.3 million.

We utilize Days Sales Outstanding as a key performance indicator to monitor the average collection period for our accounts receivable and to assess overall collection risk. Our Days Sales Outstanding was 63.8 days and 75.7 days for the years ended December 31, 2007 and 2006, respectively.

Net cash used in investing activities was $(2.4) million in 2007, compared to net cash provided by in investing activities of $9.3 million in 2006. The net cash used for investing activities was mainly attributed to the opening of our second call communication center in the Philippines and the establishment of a co-location center for our IT equipment offset by the release of restricted cash in accordance with our lease agreement for our Maryland communication center and the investment of $0.8 million in a certificate of deposit.

Net cash used in financing activities was $(0.1) million in 2007, compared to net cash used in financing activities of $(2.2) million in 2006. The net cash used in financing activities were borrowings under our Revolver offset by the repayment of our note payable to one of our Board members, lease payments, and the repurchase of 209,808 shares of our common stock as part of an equity investment which closed in January 2008 (See Note 17).

We expect to meet our short-term liquidity requirements through net cash provided by operations, the release of restricted cash as collateral under a lease arrangement, our revolving line of credit and cash and cash equivalents. We believe that these sources of cash will be sufficient to meet our operating needs and planned capital expenditures for at least the next twelve months.

CONTRACTUAL OBLIGATIONS AND OFF BALANCE SHEET ARRANGEMENTS

The following is a chart of our approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of our liquidity as of December 31, 2007:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years
Long-term debt	$2,238,000	$2,238,000	$—	$—
Capital lease obligations	634,000	385,000	249,000	—
Operating leases	6,027,000	2,652,000	3,375,000	—

Total contractual obligations	$8,899,000	$5,275,000	$3,624,000	$—

We have no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest. The above operating lease payments will be offset by $261,000 in sublease rental income through October 2008.

EMPLOYMENT AGREEMENTS

In connection with certain acquisitions and in the normal course of business, we have entered into employment agreements with our management employees, which expire at various times through 2010, certain of whom are our stockholders. The employment agreements have terms up to three years and require an aggregate annual base salary payments of $800,000 and bonus payments of up to $80,000 per year.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our results of operation and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly the Philippines peso. For the years ended December 31, 2006 and 2007, approximately 8% and 12%, respectively, of our expenses were generated in the Philippines. We derived all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippines peso would reduce the expenses associated with the operations of our overseas operation by approximately $0.4 million where as a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $0.4 million. Expenses relating to our operations outside of the Unites States increased for the year ended December 31, 2007 when compared to the year ended December 31, 2006 due to increased cost associated with higher revenue generation and a decrease in the value of the U.S. dollar relative to the Philippine peso.

We have cash, cash and cash equivalents and restricted cash equivalents totaling $2.0 million at December 31, 2007. These amounts were primarily invested in money market funds and certificate of deposits. The cash and cash equivalents are held for working capital requirements, expansion and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements and the Notes thereto, together with the reports thereon of Daszkal Bolton, LLP dated March 31, 2008, are filed as part of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have begun an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP).

As of December 31, 2007, we have not concluded our evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEMS 10,	11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 (except for the information required by Item 12 required by Item 201(d) of Regulation S-K) will be set forth in our Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which will be filed no later than April 30, 2007, and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,458,690	$0.70	1,040,110
Equity compensation plans not approved by security holders	—	—	—
Total	1,458,690	$0.70	1,040,110

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Consolidated Statements of Operations

Consolidated Statements of Changes in Common Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2) Schedule.

Schedule II: Valuation and Qualifying Accounts

Years Ended December 31, 2007 and 2006

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$99,130	$33,628	$(121,775)	$10,983
Deferred tax asset valuation allowance	17,114,109	2,161,354	—	19,275,463
Year ended December 31, 2006:
Allowance for doubtful accounts	$61,994	$59,248	$(22,112)	$99,130
Deferred tax asset valuation allowance	18,970,295	—	(1,856,186)	17,114,109

All other schedules have been omitted because they are not applicable or are not required under Regulation S-X.

(a)(3) Exhibits

INDEX TO EXHIBITS

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant (Incorporated by reference to Annex I of Schedule 14A filed on April 27, 2007).

3.2	By-Laws of the Registrant (Incorporated by reference to Form S-1 filed on February 12, 1998).

4.1	Access Worldwide Communications, Inc. 2007 Stock Option Plan (Incorporated by reference to Annex II of Schedule 14A filed on April 27, 2007).

10(ssss)*	Consulting Agreement, dated February 9, 2005, by and between Access Worldwide Communications, Inc. and Alfonso Yuchengco, III (Incorporated by reference to Exhibit 10(gggg) to the Company’s 10-Q filed on May 16, 2005)

10(uuuu)	Lease Agreement, dated march 29, 2005, by and between RCBC Realty Corporation and Access Worldwide (AWWC) Philippines, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on April 1, 2005.).

10(iiiii)	Asset Purchase Agreement, dated June 20, 2006, by and among, Access Worldwide, Telemanagement Services, Inc. and TMS Professional Markets Group, LLC (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on June 22, 2006).

10(jjjjj)	Payoff Letter for the Revolving Credit, Term Loan and Security Agreement dated as of June 10, 2003, by and among Access Worldwide Communications, Inc., and its subsidiaries, the Lenders party thereto and CapitalSource Finance, LLC, as agents for the Lenders (as amended, supplemented or otherwise modified to date), dated August 3, 2006 (incorporated by reference to Exhibit 10(jjjjj) to the Company’s Form 10-Q filed on November 14, 2006).

10(mmmmm)	Lease Agreement, by and between Access Worldwide (AWWC) Philippines, Inc., a wholly owned subsidiary of Access Worldwide Communications Inc., and RCBC Realty Corporation, dated November 2006 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on December 1, 2006).

10(nnnnn)	Employment Agreement by and between Access Worldwide Communications, Inc. and Shawkat Raslan (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(ooooo)	Employment Agreement by and between Access Worldwide Communications, Inc. and Richard Lyew (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(ppppp)	Employment Agreement by and between Access Worldwide Communications, Inc. and J. Ted Jordan (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(qqqqq)	Employment Agreement by and between Access Worldwide Communications, Inc. and Mark Wright (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(vvvvv)	First Amendment to Loan and Security Agreement dated November 15, 2007, by and between Access Worldwide Communications, Inc. (the “Borrower”) and Manufacturers and Traders Trust Company (the “Lender”) (Incorporated by reference to Exhibit 10(vvvvv) to the Company’s Form 10-Q filed on November 16, 2007).

10.1	Common Stock Purchase Agreement, dated January 17, 2008 (Incorporated by reference to Exhibit 10(wwwww) to the Company’s Form 8-K filed on January 24, 2008).

10.2	Voting Agreement, dated January 17, 2008 (Incorporated by reference to Exhibit 10(xxxxx) to the Company’s Form 8-K filed on January 24, 2008).

10.3	Option To Purchase Agreement, dated January 17, 2008 (Incorporated by reference to Exhibit 10(yyyyy) to the Company’s Form 8-K filed on January 24, 2008).

10.4	Master Services Agreement, dated January 17, 2008 (Incorporated by reference to Exhibit 10(zzzzz) to the Company’s Form 8-K filed on January 24, 2008).

10.5	Amendment To Master Services Agreement, dated January 17, 2008 (Incorporated by reference to Exhibit 10(aaaaaa) to the Company’s Form 8-K filed on January 24, 2008).

23.1	Consent of Daszkal Bolton, LLP

24	Powers of Attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

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

Dated: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Shawkat Raslan (Shawkat Raslan)	Chairman, President and Chief Executive Officer (principal executive officer)	March 31, 2008

/s/ Richard Lyew (Richard Lyew)	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2008

/s/ Michael Curcio (Michael Curcio)	Director	March 31, 2008

/s/ Michael Dornemann (Michael Dornemann)	Director	March 31, 2008

/s/ Gregory Framke (Gregory Framke)	Director	March 31, 2008

/s/ Frederick Thorne (Frederick Thorne)	Director	March 31, 2008

/s/ Carl H. Tiedemann (Carl H. Tiedemann)	Director	March 31, 2008

/s/ Alfonso Yuchengco III (Alfonso Yuchengco III)	Director	March 31, 2008

/s/ Charles Henri Weil (Charles Henri Weil)	Director	March 31, 2008

I ndex to Financial Statements

[DASZKAL BOLTON LLP LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Access Worldwide Communications, Inc.

We have audited the accompanying consolidated balance sheets of Access Worldwide Communications, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholder’s equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Access Worldwide Communications, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP

Boca Raton, Florida

March 31, 2008

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$777,354	$1,186,980
Certificate of deposit	883,553	—
Restricted cash	123,000	123,000
Accounts receivable, net of allowance for doubtful accounts of $10,983 and $99,130, respectively	4,739,401	6,956,218
Unbilled receivables	—	7,750
Other current assets, net	465,364	831,958

Total current assets	6,988,672	10,755,906
Property and equipment, net	3,815,750	3,374,575
Investments	—	1,650,000
Restricted cash	220,000	343,000
Other assets, net	516,176	386,127

Total assets	$11,540,598	$14,859,608

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of indebtedness	$2,623,062	$438,866
Current portion of indebtedness—related parties	—	1,750,000
Accounts payable	826,965	1,315,785
Accrued expenses	364,396	654,140
Accrued salaries, wages and related benefits	466,042	586,107
Customer deposits	969,296	1,210,146
Deferred revenue	240,515	669,290
Accrued interest	21,664	—

Total current liabilities	5,511,940	6,624,334
Long-term portion of indebtedness	249,845	259,256
Other long-term liabilities	423,511	530,992
Convertible Notes, net	—	4,625,490
Mandatorily redeemable preferred stock, $0.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	10,185,296	16,040,072

Commitments and contingencies
Common stockholders’ equity (deficit):
Common stock, $0.01 par value: voting: 100,000,000 and 40,000,000 shares authorized; 31,219,146 and 17,340,065 shares issued and outstanding, respectively	312,191	173,401
Additional paid-in capital	78,884,981	71,362,793
Accumulated deficit	(77,721,021)	(72,716,658)
Less: treasury stock at cost, 209,808 shares	(120,849)	—

Total common stockholders’ equity (deficit)	1,355,302	(1,180,464)

Total liabilities and common stockholders’ equity (deficit)	$11,540,598	$14,859,608

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006
Revenues	$32,831,193	$27,711,626
Cost and expenses:
Cost of services	26,276,214	21,315,235
Selling, general and administrative expenses	6,942,956	6,557,701
Depreciation and amortization expense	1,463,493	1,037,856

Total costs and expenses	34,682,663	28,910,792

Loss from operations	(1,851,470)	(1,199,166)
Interest income	89,835	117,465
Interest expense - related parties	(1,079,680)	(131,280)
Interest expense	(2,052,995)	(3,038,091)

Loss from continuing operations	(4,894,310)	(4,251,072)
Discontinued operations
(Loss) from discontinued operations	(110,053)	(591,631)
Gain on disposal of segment, net of income tax expense of $0	—	7,728,775

	(110,053)	7,137,144

Net (loss) income	(5,004,363)	2,886,072

Deemed dividend - warrants issued to certain stockholders	—	—

Net (loss) income applicable to common stockholders	$(5,004,363)	$2,886,072

Basic and diluted (loss) income per share of common stock
Continuing operations	$(0.19)	$(0.25)
Discontinued operations	$0.00	$0.41
Net (loss) income	$(0.20)	$0.17
Weighted average common shares outstanding	25,482,446	17,340,065

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

COMMON STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2006 and 2007

	Common Stock		Additional Paid-in Capital	Accumulated Deficit		Deferred Compensation	Total
	Shares	Amount			Treasury Stock
Balance, December 31, 2005	16,616,219	$166,162	$70,389,446	$(75,602,730)	$—	$(13,200)	$(5,060,322)

Common stock warrants exercised	553,500	5,535	—	—	—	—	5,535
Common stock issued for services	121,199	1,212	96,288	—	—	—	97,500
Common stock issued to pay accrued bonus	49,147	492	24,082	—	—	—	24,574
Reversal of intrinsic value of deferred compensation	—	—	(13,200)	—	—	13,200	—
Share based compensation expense	—	—	105,046	—	—	—	105,046
Value of warrants issued in connection with refinancing Convertible Note I	—	—	600,385	—	—	—	600,385
Value of warrants issued in connection with note payable to related party	—	—	160,746	—	—	—	160,746
Net income for the year ended December 31, 2006	—	—	—	2,886,072	—	—	2,886,072

Balance, December 31, 2006	17,340,065	$173,401	$71,362,793	$(72,716,658)	$—	$—	$(1,180,464)

Common stock warrants exercised	1,914,000	19,140	—	—	—	—	19,140
Common stock issued for Board fees	141,521	1,415	80,835	—	—	—	82,250
Common stock issued upon exercise of stock options	5,000	50	1,200	—	—	—	1,250
Common stock issued upon conversion of Convertible Notes	11,818,560	118,185	7,164,371	—	—	—	7,282,556
Value of warrants issued in connection with issuance of note payable to related party	—	—	171,750	—	—	—	171,750
Share based compensation expense	—	—	104,032	—	—	—	104,032
Repurchase of common stock from investor	—	—	—	—	(120,849)	—	(120,849)
Net loss for the year ended December 31, 2007	—	—	—	(5,004,363)	—	—	(5,004,363)

Balance, December 31, 2007	31,219,146	$312,191	$78,884,981	$(77,721,021)	$(120,849)	$—	$1,355,302

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(5,004,363)	$2,886,072
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,463,493	1,037,856
Allowance for doubtful accounts	(87,838)	98,821
Amortization of deferred compensation	10,500	10,500
Amortization of deferred financing costs	210,743	600,239
Accretion of discount on Convertible Notes	1,009,510	691,727
Gain on sale of discontinued operations	—	(7,728,775)
Interest expense paid in common shares	1,729,806	—
Share based compensation expense	104,032	227,119
Changes in assets and liabilities from discontinued operations	(45,135)	734,419
Changes in operating assets and liabilities:
Accounts receivable	2,150,617	(4,253,286)
Other assets	240,373	(449,720)
Accounts payable, accrued expenses and other liabilities	(761,952)	287,465
Accrued salaries, wages and related benefits	(115,538)	301,441
Customer deposits	(48,392)	(2)
Deferred revenue	(428,775)	325,603
Accrued interest and related party expenses	21,664	(778,167)

Net cash provided by (used in) operating activities	448,745	(6,008,688)

Cash flows from investing activities:
Additions to property and equipment, net	(1,455,174)	(564,988)
Write-off of property and equipments from discontinued operations, net	15,351	(187,549)
Net proceeds from sale of discontinued operations	—	9,751,470
Investment in CD and variable rate preferred	766,647	(1,650,000)
Decrease in restricted cash	123,000	314,000

Net cash (used in) provided by investing activities	(550,176)	7,662,933

Cash flows from financing activities:
Payments on capital leases	(519,775)	(383,146)
Proceeds from issuance of common stock	—	5,535
Proceeds from exercise of common stock options and warrants	20,390	—
Net borrowings under Credit Facility and Debt Agreement	2,238,487	(4,454,388)
(Payments) borrowings under note payable to related party	(1,750,000)	2,000,000
Repayment of Convertible Notes	—	(115,000)
Loan origination fees	(145,334)	(140,000)
Proceeds from issuance of Convertible Notes	—	1,500,000
Payments under note payable to related party	—	(602,334)
Payments on equipment and insurance financing, net	(13,522)	(17,122)
Payments on capital leases from discontinued operations	(17,592)	(16,736)
Purchase of common stock from investor	(120,849)	—

Net cash (used in) financing activities	(308,195)	(2,223,191)

Net (decrease) in cash and cash equivalents	(409,626)	(568,946)
Cash and cash equivalents, beginning of year	1,186,980	1,755,926

Cash and cash equivalents, end of year	$777,354	$1,186,980

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest (note $1,000,000 was paid in 2006 for early termination of credit facility.)	$252,874	$1,896,767

Non-Cash Investing and Financing Activities:
Equipment acquisitions through capital leases	$474,651	$24,290

Issuance of warrants on Note	$171,750	$158,000

Conversion of Convertible Notes with interest	$5,635,000	$—

Issuance of common stock to pay bonuses	$—	$49,147

The accompanying notes are an integral part of these financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business Description

Access Worldwide Communications, Inc. (“Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) was incorporated in the State of Delaware on August 11, 1983 and has been a provider of outsourced sales and marketing services since its inception. We are a business process outsourcing (“BPO”) company providing customer management services in the Telecommunications, Financial Services, Retail/Catalog and Media industries, with approximately 1,000 employees in the U.S. and Philippines combined.

Liquidity

Our primary source of liquidity has been cash flows from operations, supplemented by both borrowings under our revolving line of credit and funding from the equity investments. Borrowing under our revolving line requires that we continue to meet our debt covenants. Failure to meet such covenants and to attract new or existing debt or equity investors could have a materially adverse impact on our financial statements and operations. For the year ended December 31, 2007 and 2006, we had cash and cash equivalents of $0.8 million and $1.2 million, respectively and working capital of $1.5 million and $4.2 million respectively. We have incurred a net loss of $5.0 million for the period ended December 31, 2007 with $1.7 million of the net loss being attributed to non-cash interest expense due to the conversion of all of our outstanding convertible notes to equity.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts in our financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation

The consolidated financial statements present our financial position and results of operations, including all subsidiaries. All intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and Cash equivalents consist of cash on hand and short-term investments with original maturities of three months or less. Cash and cash equivalents at December 31, 2007 and 2006 consist of money market funds and investments in Variable Rate Preferred securities. At times, cash balances held at financial institutions are in excess of federally insured limits. We have not experienced any losses in such accounts and management believes the risk related to these short term investments are minimal.

As of December 31, 2007, we have restricted cash of $0.3 million in the form of a certificate of deposit which secured a letter of credit issued to the landlord of our Maryland communication center. The restriction decreases each anniversary year of the lease agreement by $0.1 million through 2008 and then remains at $0.2 million through 2010.

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

Reclassifications

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation. Such reclassifications did not change our net (loss) income or total common stockholders’ equity (deficit) as previously reported.

Revenue Recognition

Our customer management services revenues are recognized on the following bases: production hours, inbound minutes, phone calls placed or received, sales made per hour or fixed monthly fee. Revenues are recognized when we have no significant obligations remaining, fees are fixed and determinable and collection of the related accounts receivable is reasonably assured.

(Loss) earnings Per Share

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

The following is a summary of the number of shares or securities outstanding during the respective periods that have been excluded from the calculation because their effects on net loss from operations would have been anti-dilutive:

	For the Years Ended December 31,
	2007	2006
Convertible debt	—	10,120,000
Warrants	5,082,500	6,671,500
Stock options	1,458,690	1,294,890

	6,541,190	18,086,390

The following is the computation of basic and diluted loss per common share:

	For the Years Ended December 31,
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
2007
Basic	$(5,004,363)	25,482,446	$(0.20)

Loss per share of common stock - diluted	$(5,004,363)	25,482,446	$(0.20)

2006
Basic	$2,886,072	17,340,065	$0.17

Earnings per share of common stock - diluted	$2,886,072	17,340,065	$0.17

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

In December 2004, the FASB issued Statement No. 123 (revised 2004, Share-Based Payment (“SFAS No. 123R”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Statement supersedes APB No. 25 and its related implementation guidance. As of December 31, 2007, there was approximately $303,000 of total unrecognized share based compensation costs related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 6.7 years.

Valuation and Expense Information under SFAS No. 123R

The adoption of SFAS No. 123R did not have an effect on income per share for the period ended December 31, 2006. We recorded share based compensation cost of approximately $104,032 and $105,046 for the period ended December 31, 2007 and 2006.

As required by SFAS 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees-directors, senior management and all other employees, based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed. The effect actual forfeitures and the estimated forfeiture rate for the period ended December 31, 2007 and 2006 were 4% and 8% and 29% and 12%, respectively.

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a Black-Scholes-Merton option-pricing formula, applying the following assumptions, and amortize that value to expense over the option’s vesting period using the straight-line attribution approach for the period ended December 31,:

	2007	2006
Divided yield	0%	0%
Expected volatility	108%	106%
Risk-free interest rate (weighted average)	4.86%	4.72%
Expected option term	7.5 years	6.5 years
Nominal option term	10 years	10 years

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

TREASURY STOCK

We record treasury stock purchases under the cost method.

3. CONCENTRATIONS OF RISK

We are potentially subjected to concentration of credit risks through our cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits. At December 31, 2007 and 2006 cash and cash equivalents held in excess FDIC insurance limits were approximately $2.1 million and $0.4 million, respectively.

We extend credit to our customers in the normal course of business and our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We continuously monitor accounts receivable balances and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. For the year ended December 31, 2007 and 2006, we maintain allowance for doubtful accounts of $10,983 and $99,130, respectively. While such bad debt expenses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same collectability rates that we have in the past. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of accounts receivable, including the credit-worthiness, financial stability and effects of market conditions on each client.

For the year ended December 31, 2007 and 2006, a substantial portion of our revenues was derived from three customers, who are included in our domestic and international segments (see Note 16).

	For the year ended December 31,
	2007	2006
Revenues
Client A	58.3%	50.3%
Client B	23.5%	16.3%
Accounts Receivable
Client A	53.3%	49.5%
Client B	42.6%	55.4%

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

4. PROPERTY AND EQUIPMENT

Our property and equipment consists of the following:

	Useful Life In Years	December 31,
		2007	2006
Furniture and fixtures	7	$995,280	$984,834
Furniture and fixtures under capital lease	Life of lease	154,802	154,802
Telephone and office equipment	7	2,183,866	2,072,639
Telephone and office equipment under capital lease	Life of lease	230,922	230,922
Computer equipment	3-5	5,233,567	4,650,099
Computer equipment under capital lease	Life of lease	1,765,471	1,289,651
Leasehold improvements	Life of lease	1,899,451	1,442,965
Fixed assets not placed in service		3,180	208,678

		12,466,539	11,034,590
Less: accumulated depreciation and amortization (1)		(8,650,789)	(7,660,015)

Property and equipment, net		$3,815,750	$3,374,575

Depreciation and amortization expense (including such expense for property and equipment held under capital leases) was $1,463,493 and $1,037,856 for the years ended December 31, 2007 and 2006 , respectively.

(1)	Accumulated amortization on assets held under capital leases was approximately $481,000 and $634,000 at December 31, 2007 and 2006 respectively.

5. INCOME TAXES

Our benefit for income taxes consists of the following:

For the Years Ended December 31,
	2007	2006
Current tax benefit :
Federal	$—	$—
State	—	—

	—	—

Deferred tax benefit:
Federal	—	—

	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net deferred tax assets are comprised of the following:

	December 31,
	2007	2006
Deferred tax assets:
Accrued bonus	$—	$31,933
Accrued severance	—	15,328
Bad debt expense	4,857	43,539
Accrued vacation pay	—	1,277
AMT credit	178,664	178,664
Depreciation	179,153	83,694
Amortization of goodwill	5,891,720	6,901,730
Federal and state net operating loss carryforwards	12,981,189	9,810,681
Foreign net operating loss carryforwards	—	7,383
Other	39,880	39,880

Gross deferred tax assets	19,275,463	17,114,109
Less: valuation allowance	(19,275,463)	(17,114,109)

Net deferred tax assets	—	—

Deferred tax liabilities	—	—

Net deferred taxes	$—	$—

At December 31, 2007, we had approximately $29,414,000 of net operating loss (“NOL”) carryforwards for federal income tax purposes, and approximately $57,886,000 for state income tax purposes, which expire at various times through 2025.

A valuation allowance to reduce deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, an assessment of all available evidence both positive and negative was required. We recorded a valuation allowance of $19,275,463 and $17,114,109 at December 31, 2007 and 2006, respectively, which primarily relates to intangible assets and net operating loss carryforwards.

Our effective tax rate was different from the federal statutory rate as follows:

	For the Years Ended December 31,
	2007	2006
Statutory rate	34%	(34)%
Permanent difference	0	0
State income taxes, net of federal benefit	(9)	(9)
Valuation allowance	(43)	43

	0%	0%

6. INDEBTEDNESS

	December 31,
	2007	2006
Our borrowings consist of the following:
Subordinated unsecured promissory note payable to related party, constant maturity of four months and 200,000 warrants for each four month period	$—	$1,750,000
Revolving Credit, Term Loan and Security Agreement (collectively the “Debt Agreement”)	2,238,487	—
Deferred financing and insurance	—	13,521
Capital leases payable in monthly installments through May 2010	634,420	684,601

	2,872,907	2,448,122
Less: current portion	(2,623,062)	(2,188,866)

	$249,845	$259,256

On June 20, 2006, the Board of Directors (the “Board”) approved an asset purchase agreement, to sell all or substantially all the assets of TeleManagement Services (“TMS”), pursuant to majority consent from our outstanding stockholders. On August 3, 2006, after receiving a majority consent from our outstanding stockholders, we completed the sale of substantially all of the assets of TMS for $10.5 million, less $0.4 million for the settlement of a subordinated note with the former stockholder of TeleManagement Services, accrued interest and a $0.8 million holdback for working capital settlement within 90 days, as defined in the Assets Purchase Agreement. On March 20, 2007, we settled the working capital settlement with TMS for $0.3 million. The remaining $5.3 million was used to fund operations and pay CapitalSource all amounts due under the terms of the Debt Agreement, including an early termination fee of $1.0 million which has been classified as interest expense.

On May 24, 2006, we entered into a $2.0 million subordinated unsecured promissory note agreement (the “Note”) with Charles Henri-Weil, a member of our board of directors and one of our stockholders. The Note had a constant maturity of four months that required us to issue a warrant to purchase 200,000 shares of our common stock for each of the four month periods the Note remained unpaid. The warrants were fully vested upon issuance and had an exercise price of $0.01 per share and a term of ten years. As of December 31, 2007, we had issued warrants to Mr. Weil to acquire 725,000 shares of our common stock. We estimated these warrants to have a fair value of $328,000 using a Black-Scholes pricing model, which has been recorded as debt discount, and has been amortized to interest expense over each four month period. On August 8, 2007, in conjunction with the execution of our revolving line of credit, the Note was repaid in full and all loan origination fees associated with the note were recognized as interest expense.

On August 8, 2007, we entered into a Loan and Security Agreement (the “Agreement”) with Manufacturers and Traders Trust Company (“M&T”) for an $8.0 million revolving line of credit (the “Revolver”). The Revolver bears an interest rate of the prime rate plus a margin of 1.25%. The margin is adjustable based on our total liabilities to net worth as defined in the Agreement. Loans made under the Revolver are secured by a pledge of (i) all of our domestic assets and (ii) 65% of our common stock of our international subsidiary. All principal and unpaid interest on the Revolver is due and payable in full on August 7, 2010. We were required to pay loan origination fees, commitment fees, an unused facility fee, collateral management fees and adhere to certain financial covenants.

During the third quarter of 2007, we notified M&T of the loss of one of our most profitable programs due to budgetary cuts by the client, and that we would not be able to make our fixed charge coverage covenant for the third and fourth quarters of 2007. On November 15, 2007, M&T agreed to waive the default of the fixed charge coverage covenant for three months ended September 2007 and eliminate the remaining fixed charge coverage covenants for 2007. The covenants were replaced by a monthly cash flow covenant from October 31, 2007 to March 31, 2008 and an amended and reset fixed charge coverage covenant for 2008 and 2009. If we do not meet these revised debt covenants we will be in technical default. The interest rate at December 31, 2007 was 4.45% and we had unused availability of approximately $639,000.

We expect to meet our short-term liquidity requirements through net cash provided by operations and cash and cash equivalents. We believe that these sources of cash will be sufficient to meet our operating needs and planned capital expenditures for at least the next twelve months.

Aggregate annual principal maturities for indebtedness as of December 31, 2007 are as follows:

2008	$2,623,062
2009	190,779
2010	59,066

$2,872,907

7. CONVERTIBLE NOTES

On July 15, 2003 (the “Effective Date”), we completed a private placement of $2.1 million of Convertible Notes and warrants (“Convertible Notes I) to purchase up to 1.05 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes I were used to fund working capital and operations. The Convertible Notes I had a 39 month term, bearing interest at a rate of 5% and were convertible after one year from the Effective Date of the Convertible Notes I into our common stock at a conversion price of $1.00 per share. The warrants had an exercise price of $0.01 per share, a term of ten years, and were exercisable commencing July 15, 2004. Interest on the Convertible Notes I was paid quarterly, provided we were in compliance with the covenants of our senior lenders, if any. Principal was payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due to our senior lenders, if any, had been paid or (ii) our senior lenders, if any, consented to the payment. During 2004 and 2005, warrants to purchase 920,000 and 55,000 shares of our common stock were exercised for cash proceeds of $9,200 and $550. At December 31, 2007, all warrants have been exercised.

On August 24, 2004, we filed a registration statement on Form S-3 to permit a public offering and sale of shares of common stock into which the Convertible Notes I are convertible, and of the shares of common stock issuable upon exercise of the warrants. The registration statement was declared effective on September 7, 2004.

We recorded a debt discount of approximately $1,281,000 consisting of the intrinsic value of the beneficial conversion option of $441,000 and the portion of the proceeds allocated to the warrants of $840,000, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the Convertible Notes I. The debt discount was amortized over the contractual life of the Convertible Notes I as additional interest expense using the effective interest method.

During the third quarter of 2006, we contacted the Holders of Convertible Note I (the “Holders”) and offered each, the following options: (a) to convert their Convertible Note I to shares of our common stock, (b) to receive a payout of principal and any accrued interest, or (c) to reinvest their Convertible Note I with us for another 36 months in return for an increased conversion rate from one (1) share of our common stock per dollar invested, to two (2) shares of common stock per dollar invested. On October 13, 2006, approximately $1.985 million of the Holders agreed to reinvest in Convertible Notes I (henceforth referred to as “Convertible I” and Convertible Notes I was amended. Convertible I matured the earlier of (a) October 1, 2009 or (b) a change of control, all or any part of the principal amount may be converted at any time at a conversion rate of $0.50 per share. The sale of the underlying shares associated with the amendment was exempt from registration under the Securities Act of 1933 as a private offering to accredited investors under Section 4(2) of the Securities Act. We recorded a debt discount of approximately $600,385 using the Black-Scholes option pricing model. The debt discount will be amortized over the contractual life of Convertible I as additional interest expense using the effective interest method. During 2007, 2006, and 2005 approximately $87,000, $354,000, and $400,000 respectively, of debt discount was amortized as interest expense. Convertible Note I was converted on June 29, 2007.

On December 15, 2004, we completed a private placement of $1.15 million of Convertible Notes and warrants (“Convertible Notes II”) to purchase up to 1.15 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes II were used to fund working capital and operations. The Convertible Notes II had a 39 month term, bearing interest at a rate of 5% and were convertible beginning one year from the Effective Date, as defined, of the Convertible Notes II into common stock at a conversion price equal to $1.00 per share. The warrants had an exercise price of $0.01 per share, a term of ten years, and were exercisable commencing December 15, 2005. Interest on the Convertible Notes II was paid quarterly, provided we were in compliance with the covenants of our senior lenders, if any. Principal was payable on the earliest of the 39 month term or a Change of Control (as defined); in either case, only after (i) all amounts due to our senior lenders, if any, had been paid or (ii) our senior lenders consented to the payment.

We recorded a debt discount of approximately $1,104,000 consisting of the intrinsic value of the beneficial conversion option of $494,500 and the portion of the proceeds allocated to the warrants of $609,500, using the Black-Scholes option pricing model, based on the relative fair values of the warrants and the Convertible Notes II. The debt discount has been amortized over the contractual life of Convertible Notes II as additional interest expense using the effective interest method. As of December 31, 2006 and 2005, the unamortized balance of our debt discounts associated with Convertible Notes II issued for $1.1 million is approximately $0.4 million and $0.8 million, respectively. During 2007, 2006 and 2005, approximately $175,000, $338,000 and $322,000, respectively, of debt discount was amortized as interest expense. Convertible Note II was converted on June 29, 2007 and all warrants have been exercised.

On August 31, 2005, we completed a private placement for approximately $2.26 million of Convertible Notes (“Convertible Notes III”) and Warrants (“Warrants”) to Accredited Investors, as defined in the Securities Act of 1933, as amended. The Convertible Notes III was convertible at a ratio of 2 shares of our common stock for each $1.00 invested. Each holder of the Convertible Notes III received Warrants to purchase 2 shares of our common stock for each $1.00 invested. The Warrants, which are exercisable into an aggregate of 4,510,000 shares of our common stock, have an exercise price of $0.75 per share, a term of ten years, and are exercisable commencing upon the Vesting Date, which is defined as the completion of both (i) the date upon which the holder of the Warrant pays the purchase price for the Convertible Notes III, and (ii) the date of the Conversion Event. Convertible Notes III was automatically convertible upon the Conversion Event, which is defined as that date upon which the majority of our common stockholders voted to amend our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), to increase the authorized shares of the Company’s common stock from 20 million to not less than 35 million.

On August 25, 2005, by written consent, a majority of our stockholders approved an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 20 million to 40 million. As a result of the Conversion Event, on the August 31, 2005, the closing date of the Convertible Notes III, the notes automatically converted into 4,510,000 shares of our common stock. As the Warrants were issued to investors whose Convertible Notes III automatically converted upon issuance to common stock, the Warrants represent a cost of capital. As of December 31, 2007, there are 4.5 million warrants outstanding.

On March 17, 2006, we completed a private placement of $2.5 million of Convertible Notes (“Convertible Notes IV”) to purchase up to 5.0 million shares of our common stock that were sold to accredited investors. The proceeds of the Convertible Notes IV were used to fund working capital and operations. The Convertible Notes IV had a 36 month term, bearing interest at a rate of 5% and were immediately convertible into common stock at a rate of 2 shares per dollar invested, as defined. Interest on the Convertible Notes IV was paid quarterly, provided we were in compliance with the covenants of our senior lenders, if any. Principal was payable on the earliest of the 36 month term or a Change of Control (as defined); in either case, only after (i) all amounts due to our senior lenders, if any, have been paid or (ii) our senior lenders consented to the payment.

Under the terms of registration rights granted to the holders of Convertible Notes II, III and IV for the shares into which the notes and related warrants are convertible or exercisable, we have committed to take all reasonable efforts to file a registration statement to register and maintain registration such shares for a period of two years from the effective date of the registration statement.

On June 29, 2007, all holders of our Convertible Notes I, II and IV agreed to convert their Convertible Notes to common stock, par value $0.01, at the conversion rates presented below:

Notes	Amount	Accrued Interest	Total Value ($)	Shares issued for Early Conversion	Conversion Rate
Convertible I	$1,985,000	$248,533	$2,233,533	4,218,533	1.8887
Convertible Note II	1,150,000	54,822	1,204,822	2,354,822	1.9545
Convertible Note IV	2,500,000	245,205	2,745,205	5,245,205	1.9107

Total	$5,635,000	$548,560	6,183,560	11,818,560

8. PRIVATE PLACEMENT OF COMMON STOCK

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

On September 15, 2005, the amended Equity Placement agreement was triggered by the issuance of Convertible Notes III and we issued warrants to purchase 1,000,000 shares of our common stock (the “Warrants”) to the investors in the Equity Placement. The Warrants had an exercise price of $0.01 per share, a ten year term and vested upon the Conversion Event.

The Warrants had a fair value of approximately $740,000, which was determined by utilizing the Black-Scholes pricing model with the following assumptions: an expected life of 10 years, expected volatility of 108%, risk-free interest rate of 4.18%, and a 0% dividend yield. This value has been recorded as a deemed dividend to the warrants and has been classified as such in the accompanying Consolidated Statement of Operations for the year ended December 31, 2005. As of December 31, 2007; 572,500 warrants remain outstanding.

9. MANDATORILY REDEEMABLE PREFERRED STOCK

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

10. STOCK OPTION PLAN

As of December 31, 2007 and 2006, there were 1,458,690 and 634,110 stock options available for issuance, respectively. A summary of the status of the Plan as of December 31, 2007 and 2006 and changes during the years then ended is presented below:

	2007		2006
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding at beginning of year	1,294,890	$0.66	1,464,006	$0.66
Granted	228,500	0.50	208,000	0.50
Exercised	5,000	0.00	—	0.00
Forfeited	59,700	0.90	377,116	0.90

Outstanding at end of year	1,458,690	0.68	1,294,890	0.68

Options exercisable at end of Year	850,476		694,838

Weighted-average fair value of options granted during the year		$0.42		$0.42

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.25-$0.93	1,226,190	6.2	$0.63	833,976	$0.62
$1.05-$2.38	232,500	9.1	1.09	16,500	1.62
$0.25-$2.38	1,458,690	6.7	$0.70	850,476	$0.64

11. RELATED PARTY TRANSACTIONS

Consulting Agreements and Other Services

During the first quarter of 2005, we entered into a Consulting Agreement with a member of our board of directors to provide consulting services with regard to all matters and activities we are performing in the Philippines. The Consulting Agreement provides among other things (i) a term through February 29, 2008 with an option to renew on a month-by-month basis thereafter, (ii) the payment of US $5,000 a month for the remainder of the term, (iii) a designated percent commission on all Qualifying Sales as defined in the Consulting Agreement throughout the remainder of the term, and (iv) a one-time issuance of a stock option to purchase 50,000 shares of the Company’s common stock, at an exercise price of $0.79 per share (the closing market price at the date of grant), with a term of ten years, and a five year vesting schedule. In May of 2006, the monthly $5,000 consulting fee was reduced to $2,000 a month. As of December 31, 2007 and 2006, we paid consulting fees of $24,000 and $36,000, amortized compensation expense relating to the one-time issuance of a stock options above of $10,500 and $10,500, and commission expense of $19,000 and $800, respectively. (See Note 17)

Office Space

On March 29, 2005 and November 28, 2006, we entered into operating lease agreements for our communications centers in the Philippines from a realty company that is majority owned by the immediate family of a member of our board of directors. The leases have terms of five and three years respectively with minimum rent payments of approximately $491,000 and $789,000 over the remaining lease period, respectively. During the years ended December 31, 2007 and 2006, we paid rental payments of $505,000 and $209,541; respectively. Additionally, at December 31, 2007 and 2006, we have approximately $24,000 and $327,000 of cash in a Philippines bank account with a bank that is also majority owned by the immediate family of a member of our Board of Directors.

Capital Financing

The Board of Directors and certain executive management participated in our capital raisings for Convertible Debt I, II, III, and IV and invested $950,000, $800,000, $1,000,000 and $525,000, respectively. In addition, a greater than 5% shareholder has invested $25,000, and $75,000 in the Convertible Notes I and Convertible Notes II, respectively. Convertible Debt I, II, III and IV were converted to shares of common stock on June 29, 2007 (See Note 7).

In accordance with the July 10, 2005 amendment to the March 4, 2005 Subscription Agreement for the private placement of our common stock, we issued warrants to purchase 1,000,000 shares of our common stock to those investors, including a warrant to purchase 192,500 shares issued to a member of the our Board of Directors who participated in the March 4, 2005 private placement. (See Note 8.)

On February 19, 2008, as part of an equity investment in Access, two employees of one of our main clients were nominated and elected to our Board of Directors. In addition to serving on the Board of Directors, one will be serving on the Audit Committee and the other on the Compensation Committee. (See Note 17).

Stock Repurchase

On December 28, 2007, we repurchased 209,808 shares from a related party for $120,849 as part of a later $3.0 million equity investment. Treasury stock is accounting for using the cost method. (See Note 17).

12. DEFINED CONTRIBUTION PLANS

We have defined contribution employee benefit plans which cover substantially all of our employees. We may make discretionary contributions to our plans. During the years ended December 31, 2007 and 2006, no amounts were contributed to the plans.

13. COMMITMENTS AND CONTINGENCIES

Employment Agreements

In connection with certain acquisitions in the normal course of business, we entered into employment agreements with our executive management employees, which expire January 1, 2010, certain of whom are our stockholders. The employment agreements have terms up to three years and require an aggregate annual base salary payments of $800,000 and bonus payments of up to $80,000.

Legal Proceedings

We are involved in a variety of proceedings that arise from time to time in the ordinary course of our business. We believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position, results of operations or cash flows.

Operating Leases

We lease office space and operating equipment under non-cancelable operating leases with terms ranging from two to ten years and expiring at various dates through April 2011.Certain non cancelable leases are classified as capital leases and the leased assets are included in fixed assets. Rent expense from continuing operations under operating leases was approximately $2,291,000 and $1,725,000 for the years ended December 31, 2007 and 2006, respectively.

Aggregate minimum annual rentals under the operating leases as of December 31, 2007 are as follows:

2008	$2,643,000
2009	2,330,000
2010	975,000
2011	287,000

$6,235,000

The above operating leases will be offset by $261,000 in sublease rental income through October 2008.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents and certificate of deposits approximates their fair values. The fair value of our long-term debt including capital lease obligations and a revolving line of credit are determined by calculating the present value of expected future cash outlays associated with our debt instruments. The discount rate used is equivalent to the current rate offered to us for debt of the same maturities at December 31, 2007. The fair value of our long-term indebtedness approximates the carrying value thereof.

15. DISCONTINUED OPERATIONS

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, we have reclassified as discontinued operations, the operations of our TMS Professional Markets Group (“TMS”), a provider of highly professional pharmaceutical marketing services in a variety of therapeutic categories and our AM Medica Communications Group (“AMG”), a provider of highly professional pharmaceutical education and meeting management services.

TMS was sold on August 3, 2006 for $10.5 million less $0.4 million for the settlement of a subordinated note with the former stockholder of TeleManagement Services, accrued interest, and a $0.8 million holdback for the working capital settlement in 90 days, as defined in the Asset Purchase Agreement. On March 20, 2007, we settled the working capital settlement with TMS for $0.3 million. We realized a net gain, including operations through July 31, 2006, of $7.8 million on the disposal of the segment, net of income tax expense and expenses incurred in connection with the transaction as of December 31, 2006.

On December 5, 2006, the Board of Directors approved a plan to terminate our medical education and meeting management services as of December 31, 2006, so that we could focus our attention to the rapidly growing business process outsourcing industry.

In addition to the classification of the gain on the disposal of the segment as discontinued operations, we reclassified the net (loss) income from the operations of the segments, net of the related income tax (benefit) expense, for the period from January 1, 2006 until the date of the transaction to discontinued operations in the accompanying statements of income. Revenues and statement of income for TMS and AMG were:

2006
TMS:
Revenues	$8,617,564
Operating loss	(315,512)
Net loss per share	$(0.02)

AMG:
Revenues	$1,367,667
Operating loss	(260,268)
Net loss per share	$(0.02)

The TMS assets and liabilities as of July 31, 2006 were as follows:

Cash	$860,682
Accounts receivable, net	3,303,986
Prepaid expenses	101,974
Property and equipment	1,062,757
Other assets	46,177

Total assets	$5,375,576

Accounts payable	$1,888,103
Accrued expenses	407,078
Other liabilities	789,435

Total liabilities	$3,084,616

16. SEGMENTS

Our reportable segments are strategic business units that offer our products and services out of different geographical regions. Our reportable segments consist of a U.S. Segment, which provides customer management services utilizing personnel in the U.S. and a Philippines Segment, which provides customer management services utilizing personnel in the Philippines.

We evaluate the performance of our segments and allocate resources based on revenues and operating (loss) income. The tables below present information about our reportable segments for our continuing operations used by our chief operating decision-maker as of and for the years ended December 31,

	2007	2006
Revenues
Domestic	$22,595,035	$22,504,228
International	10,236,158	5,207,398
Total	$32,831,193	$27,711,626
Operating (loss) income
Domestic	$(2,440,331)	$(1,593,363)
International	588,861	394,197
Total	$(1,851,470)	$(1,199,166)
Depreciation expense
Domestic	$520,117	$586,553
International	943,376	451,303
Total	$1,463,493	$1,037,856
Total Assets
Domestic	$6,089,873	$13,570,101
International	5,441,725	1,289,507
Total	$11,531,598	$14,859,608

17. SUBSEQUENT EVENTS.

On January 17, 2008, we entered into a Common Stock Purchase Agreement (the “Stock Agreement”) which resulted in the sale and issuance to an accredited investor and a significant customer 5,778,120 shares of our common stock, par value $0.01, at a price per share of approximately $0.52, for an aggregate purchase price of $3 million (the “Transaction”). The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to “accredited investors” under Section 4(2) of the Securities Act and Rule 506 of Regulation D. In addition, the Stock Agreement allows for an additional investment of $1.0 million within 12 months from the effective date provided certain financial terms are met.

As part of the Transaction, we also entered into an Amendment to our Master Services Agreement dated June 1, 2005 providing for, among other things, an extension to the duration of the Master Services Agreement and discount on pricing for services provided under the Master Services Agreement.

INDEX TO EXHIBITS

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation of Registrant (Incorporated by reference to Annex I of Schedule 14A filed on April 27, 2007).

3.2	By-Laws of the Registrant (Incorporated by reference to Form S-1 filed on February 12, 1998).

4.1	Access Worldwide Communications, Inc. 2007 Stock Option Plan (Incorporated by reference to Annex II of Schedule 14A filed on April 27, 2007).

10(ssss)*	Consulting Agreement, dated February 9, 2005, by and between Access Worldwide Communications, Inc. and Alfonso Yuchengco, III (Incorporated by reference to Exhibit 10(gggg) to the Company’s 10-Q filed on May 16, 2005)

10(uuuu)	Lease Agreement, dated march 29, 2005, by and between RCBC Realty Corporation and Access Worldwide (AWWC) Philippines, Inc. (Incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on April 1, 2005.).

10(iiiii)	Asset Purchase Agreement, dated June 20, 2006, by and among, Access Worldwide, Telemanagement Services, Inc. and TMS Professional Markets Group, LLC (incorporated by reference to Exhibit 99.1 to the Company’s 8-K filed on June 22, 2006).

10(jjjjj)	Payoff Letter for the Revolving Credit, Term Loan and Security Agreement dated as of June 10, 2003, by and among Access Worldwide Communications, Inc., and its subsidiaries, the Lenders party thereto and CapitalSource Finance, LLC, as agents for the Lenders (as amended, supplemented or otherwise modified to date), dated August 3, 2006 (incorporated by reference to Exhibit 10(jjjjj) to the Company’s Form 10-Q filed on November 14, 2006).

10(mmmmm)	Lease Agreement, by and between Access Worldwide (AWWC) Philippines, Inc., a wholly owned subsidiary of Access Worldwide Communications Inc., and RCBC Realty Corporation, dated November 2006 (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on December 1, 2006).

10(nnnnn)	Employment Agreement by and between Access Worldwide Communications, Inc. and Shawkat Raslan (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(ooooo)	Employment Agreement by and between Access Worldwide Communications, Inc. and Richard Lyew (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(ppppp)	Employment Agreement by and between Access Worldwide Communications, Inc. and J. Ted Jordan (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(qqqqq)	Employment Agreement by and between Access Worldwide Communications, Inc. and Mark Wright (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on January 5, 2007).

10(vvvvv)	First Amendment to Loan and Security Agreement dated November 15, 2007, by and between Access Worldwide Communications, Inc. (the “Borrower”) and Manufacturers and Traders Trust Company (the “Lender”) (Incorporated by reference to Exhibit 10(vvvvv) to the Company’s Form 10-Q filed on November 16, 2007).

10.1	Common Stock Purchase Agreement, dated January 17, 2008 (Incorporated by reference to Exhibit 10(wwwww) to the Company’s Form 8-K filed on January 24, 2008).

10.2	Voting Agreement, dated January 17, 2008 (Incorporated by reference to Exhibit 10(xxxxx) to the Company’s Form 8-K filed on January 24, 2008).

10.3	Option To Purchase Agreement, dated January 17, 2008 (Incorporated by reference to Exhibit 10(yyyyy) to the Company’s Form 8-K filed on January 24, 2008).

10.4	Master Services Agreement, dated January 17, 2008 (Incorporated by reference to Exhibit 10(zzzzz) to the Company’s Form 8-K filed on January 24, 2008).

10.5	Amendment To Master Services Agreement, dated January 17, 2008 (Incorporated by reference to Exhibit 10(aaaaaa) to the Company’s Form 8-K filed on January 24, 2008).

24	Powers of Attorney (see signature page).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.