Form 10-K/A
period 2007-12-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2008-04-01
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

On March 31, 2008, Access Worldwide Communications, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2007.

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of the Company is being filed solely to amend the following:

•	Part II, Item 7, page 14, Liquidity and Capital Resources, line 5 of the first full paragraph, $1.2 million was changed to $2.5 million.

•	Part II, Item 8, page F-2, the Consolidated Balance Sheets, the total for Total Current Assets for December 31, 2006; $10,755,906 was changed to $9,105,906.

The amendments set forth above are the only portion of the Company’s Annual Report on Form 10-K being amended by this Form 10-K/A. This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed March 31, 2008.

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

Our primary source of liquidity has been cash flows from operations, supplemented by both borrowings under our revolving line of credit and funding from the equity investments. Borrowing under our revolving line requires that we continue to meet our debt covenants. Failure to meet such covenants and to attract new or existing debt or equity investors could have a materially adverse impact on our financial statements and operations. For the year ended December 31, 2007 and 2006, we had cash and cash equivalents of $0.8 million and $2.5 million, respectively and working capital of $1.5 million and $4.2 million respectively. We have incurred a net loss of $5.0 million for the period ended December 31, 2007 with $1.7 million of the net loss being attributed to non-cash interest expense due to the conversion of all of our outstanding convertible notes to equity.

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida

March 31, 2008

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$777,354	$1,186,980
Certificate of deposit	883,553	—
Restricted cash	123,000	123,000
Accounts receivable, net of allowance for doubtful accounts of $10,983 and $99,130, respectively	4,739,401	6,956,218
Unbilled receivables	—	7,750
Other current assets, net	465,364	831,958

Total current assets	6,988,672	9,105,906
Property and equipment, net	3,815,750	3,374,575
Investments	—	1,650,000
Restricted cash	220,000	343,000
Other assets, net	516,176	386,127

Total assets	$11,540,598	$14,859,608

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of indebtedness	$2,623,062	$438,866
Current portion of indebtedness—related parties	—	1,750,000
Accounts payable	826,965	1,315,785
Accrued expenses	364,396	654,140
Accrued salaries, wages and related benefits	466,042	586,107
Customer deposits	969,296	1,210,146
Deferred revenue	240,515	669,290
Accrued interest	21,664	—

Total current liabilities	5,511,940	6,624,334
Long-term portion of indebtedness	249,845	259,256
Other long-term liabilities	423,511	530,992
Convertible Notes, net	—	4,625,490
Mandatorily redeemable preferred stock, $0.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	10,185,296	16,040,072

Commitments and contingencies
Common stockholders’ equity (deficit):
Common stock, $0.01 par value: voting: 100,000,000 and 40,000,000 shares authorized; 31,219,146 and 17,340,065 shares issued and outstanding, respectively	312,191	173,401
Additional paid-in capital	78,884,981	71,362,793
Accumulated deficit	(77,721,021)	(72,716,658)
Less: treasury stock at cost, 209,808 shares	(120,849)	—

Total common stockholders’ equity (deficit)	1,355,302	(1,180,464)

Total liabilities and common stockholders’ equity (deficit)	$11,540,598	$14,859,608

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