Form 10-Q
period 2008-03-31
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2008-05-20
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2008
Common Stock, $0.01 par value per share	36,997,266 shares

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$426,864	$778,354
Certificate of deposits	882,553	882,553
Certificate of deposit—restricted cash	123,000	123,000
Accounts receivable, net of allowance for doubtful accounts of $13,771 and $10,983, respectively	5,322,964	4,739,401
Other assets, net	617,080	465,364

Total current assets	7,372,461	6,988,672
Property and equipment, net	3,477,859	3,815,750
Investments in Variable Rate Preferred Securities	2,800,000	—
Certificate of deposit—restricted cash	220,000	220,000
Other assets, net	493,493	516,176

Total assets	$14,363,813	$11,540,598

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of indebtedness	$3,264,221	$2,623,062
Accounts payable	661,492	826,965
Accrued expenses	542,164	364,396
Accrued payroll and benefits	634,607	466,042
Customer deposits	969,296	969,296
Deferred revenue	281,913	240,515
Accrued interest	16,287	21,664

Total current liabilities	6,369,980	5,511,940
Long-term portion of indebtedness	208,041	249,845
Other long-term liabilities	412,635	423,511
Mandatorily redeemable preferred stock, $0.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	10,990,656	10,185,296

Commitments and contingencies
Common stockholders’ equity:
Common stock, $0.01 par value: voting: 40,000,000 shares authorized; 36,997,266 and 31,219,146 shares issued and outstanding, respectively	369,972	312,191
Additional paid-in capital	81,845,166	78,884,981
Accumulated deficit	(78,721,132)	(77,721,021)
Less: treasury stock at costs, 209,808 shares	(120,849)	(120,849)

Total common stockholders’ equity	3,373,157	1,355,302

Total liabilities and common stockholders’ equity	$14,363,813	$11,540,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2008	2007
Revenues	$6,765,603	$8,747,688
Cost and expenses:
Cost of revenues	5,646,119	6,523,738
Selling, general and administrative expenses	1,671,028	1,659,293
Depreciation expense	398,579	287,484

Total costs and expenses	7,715,726	8,470,515

(Loss) income from operations	(950,123)	277,173
Interest income	34,108	28,820
Interest expense – related parties	—	(34,500)
Interest expense	(84,096)	(258,209)

(Loss) income from continuing operations	(1,000,111)	13,284
Discontinued operations:
Loss from discontinued operations	—	(49,509)

Loss before income tax expense	—	(36,225)
Income tax expense	—	—

Net loss	$(1,000,111)	$(36,225)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.03)	$0.00

Discontinued operations	$0.00	$(0.00)

Net loss	$(0.03)	$(0.00)

Weighted average common shares outstanding	36,997,266	17,679,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount				Total
Balance, December 31, 2007	31,219,146	$312,191	$78,884,981	$(77,721,021)	(120,849)	$1,355,302
Common stock sold	5,778,120	57,781	2,942,219	—	—	3,000,000
Share based compensation expense	—	—	17,966	—	—	17,966
Net loss	—	—	—	(1,000,111)	—	(1,000,111)

Balance, March 31, 2008	36,997,266	$369,972	$81,845,166	$(78,721,132)	$(120,849)	$3,373,157

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,000,111)	$13,284
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	398,579	287,484
Amortization of deferred financing costs	12,899	33,469
Amortization of deferred compensation	1,750	2,625
Accretion of discount on Convertible Notes	—	124,473
Allowance for doubtful accounts	2,788	97,093
Share based compensation expense	17,966	22,050
Changes in assets and liabilities from discontinued operations	—	(99,710)
Changes in operating assets and liabilities:
Accounts receivable	(586,351)	765,259
Other assets	(143,682)	520,209
Accounts payable and accrued expenses	1,419	280,362
Accrued payroll and benefits	168,565	415,454
Accrued interest	44,623	—
Deferred revenue and customer deposits	(8,602)	(636,112)

Net cash (used in) provided by operating activities	(1,090,157)	1,825,940

Cash flows from investing activities:
Additions to property and equipment, net	(60,688)	(771,696)
(Increase) decrease in CD and Variable Rate Preferred Securities	(2,800,000)	100,000

Net cash (used in) investing activities	(2,860,688)	(671,696)

Cash flows from financing activities:
Payments on capital leases	(142,391)	(115,210)
Proceeds from issuance of common stock	3,000,000	4,590
Net borrowings under Revolver and Note Payable	741,746	—
Proceeds from insurance financing, net	—	(13,522)

Net cash provided by (used in) financing activities	3,599,355	(124,142)

Net (decrease) increase in cash and cash equivalents	(351,490)	1,030,102
Cash and cash equivalents, beginning of period	778,354	1,186,980

Cash and cash equivalents, end of period	$426,864	$2,217,082

Supplemental disclosure of cash flow information:
Cash paid for Interest	59,707	105,989
Non-cash investing and financing activities:
Equipment acquisitions through capital lease	$—	$267,177
Issuance of warrant on Note	—	89,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1. BASIS OF PRESENTATION

We prepared the condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows as of March 31, 2008 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the results of operations for the full 2008 fiscal year.

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

2. CONCENTRATION OF RISK

We are potentially subjected to concentration of credit risks through our cash and cash equivalents, accounts receivable and investments in Certificate of Deposits and Variable Rate Preferred. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits. At March 31, 2008 and December 31, 2007 cash and cash equivalents held in excess of FDIC insurance limits were approximately $1.7 and $2.1 million, respectively.

We extend credit to our customers in the normal course of business and our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We continuously monitor accounts receivable balances and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we identify. For the period ended March 31, 2008 and December 31, 2007, we maintain allowance for doubtful accounts of $13,771 and $10,983, respectively. While such bad debt expenses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same collectability rates that we have in the past. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of accounts receivable, including the credit-worthiness, financial stability and effects of market conditions on each client.

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

3. RECLASSIFICATIONS

Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year. Such reclassifications did not change our net (loss) income or total common stockholders’ equity as previously reported.

4. RESTRICTED CASH

We have restricted cash of $0.3 million in the form of a certificate of deposit which secured a letter of credit issued to the landlord of our Maryland communication center. The restriction decreases each anniversary year of the lease agreement by $0.1 million through 2008 and then remains at $0.2 million through 2010.

5. INVESTMENTS

Our investment consists of auction rate securities (“ARS”), that are in the form of preferred stock, whose interest rates are reset, typically every seven to thirty-five days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Beginning in February 2008, auctions failed for the ARS we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, we have classified these securities with failed auctions as long-term assets in our consolidated balance sheet. These auction rate securities are recorded at cost and have variable interest rates that are recorded as interest income.

We have reclassified its (“ARS”) from cash and cash equivalents to investments on its balance sheet in accordance with recent accounting pronouncements in fiscal 2007. This reclassification affected both the balance sheet for the three month period ended March 31, 2008 and the cash flow statement for the three months ended March 31, 2008 and 2007, it did not affect net income. In accordance with Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” no changes to financial statements issued in prior years were deemed necessary. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, temporary investments are accounted for as trading securities. Trading securities are securities that are bought and held principally for the purpose of selling in the near term. In fiscal 2008, we reclassified all of our investments in ARS from cash and cash equivalents to long term investments due to the widespread auction failures occurring in February 2008, as it is unknown if we will be able to liquidate these securities within one year. We evaluate our investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss. We did not recognize any impairment on investments for the three months ended March 31, 2008 as we do not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments. The Company has changed its investment policy and is currently trying to liquidate all ARS and holding all excess cash in a money market account.

6. (LOSS) INCOME PER COMMON SHARE

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

The following is a summary of the number of shares or securities outstanding during the respective periods that have been excluded from the calculation because their effects on net (loss) income would have been anti-dilutive:

As of March 31, 2008
Warrants	5,082,500
Stock options	1,184,940

Total	6,267,440

The information required to compute net (loss) income per basic and diluted share is as follows:

For the Three Months Ended March 31,
2008:
Weighted average number of common shares outstanding—basic	36,997,266
Weighted average number of common and common equivalent shares outstanding – dilutive*	36,997,266

2007:
Weighted average number of common shares outstanding—basic	17,679,065
Weighted average number of common and common equivalent shares outstanding – dilutive*	17,679,065

*	Since the effects of the stock options and warrants are anti-dilutive for the three months ended March 31, 2008 and 2007 these effects have not been included in the calculation of dilutive earnings per share. For the three months ended March 31, 2008 and 2007 the common shares excluded are 17,746 and 332,091, respectively.

7. INDEBTEDNESS

Our borrowings consist of the following:

	As of
	March 31, 2008	December 31, 2007
Revolving line of credit (“Revolver”) with Manufacturers and Traders Trust Company	$2,980,233	$2,238,487
Capital leases payable in monthly installments through May 2011	492,029	634,420

	3,472,262	2,872,907
Less: current portion of indebtedness	(3,264,221)	(2,623,062)

	$208,041	$249,845

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

During the third quarter of 2007, we notified M&T of the loss of one of our most profitable programs due to our client’s budgetary cuts. We also informed them that we would not be able to make our fixed charge coverage covenant for the third and fourth quarters of 2007. On November 15, 2007, M&T agreed to waive the default of the fixed charge coverage covenant for the three months ended September 30, 2007 and eliminate the remaining fixed charge coverage covenants for 2007. These covenants were replaced by a monthly cash flow covenant from October 31, 2007 to March 31, 2007 and an amended and reset fixed charge coverage covenant for 2008 and 2009.

We expect to meet our short-term liquidity requirements through net cash provided by operations, cash and cash equivalents, investments in CDs and VRP and our Revolver. We believe that these sources of cash will be sufficient to meet our operating needs and planned capital expenditures for at least the next twelve months.

During the first quarter of 2008, we notified M&T that we would not be able to make our fixed charge coverage covenant for first quarter of 2008 (see Note 12).

Aggregate annual principal maturities for indebtedness as of March 31, 2008 are as follows:

2009	$3,264,221
2010	182,368
2011	25,673

$3,472,262

8. PRIVATE PLACEMENT OF COMMON STOCK

On January 17, 2008, we entered into a Common Stock Purchase Agreement (the “Stock Agreement”), which resulted in the sale and issuance to an accredited investor and a significant customer; 5,778,120 shares of our common stock, par value $0.01, at a price per share of approximately $0.52, for an aggregate purchase price of $3.0 million (the “Transaction”). The sale of these shares was exempt from registration under the Securities Act of 1933 as a private offering to “accredited investors” under Section 4(2) of the Securities Act and Rule 506 of Regulation D. In addition, the Stock Agreement allows for an additional investment of $1.0 million within 12 months from the effective date provided certain financial terms are met.

As part of the Transaction, we also entered into an Amendment to our Master Services Agreement dated June 1, 2005 providing for, among other things, an extension to the duration of the Master Services Agreement and discount on pricing for services provided under the Master Services Agreement.

9. DISCONTINUED OPERATIONS

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long Lived Assets, we have reclassified as discontinued operations, the operations of our AM Medica Communications Group (“AMG”), a provider of highly professional pharmaceutical education and meeting management services.

On December 5, 2006, the Board of Directors approved a plan to terminate our medical education and meeting management services as of December 31, 2006, so that we could focus our attention to the rapidly growing business process outsourcing industry.

Revenues and operating losses for AMG for the period ended March 31, 2007 were:

2007
AMG:
Revenues	$—
Operating loss	(49,509)
Net loss per share	$(0.00)

10. INCOME TAXES

The effective tax rate used by us for the three month periods ended March 31, 2008 and 2007 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the our deferred tax assets.

11. SEGMENTS

Our reportable segments are strategic business units that offer our products and services out of different geographical regions. Our reportable segments consist of the U.S. Segment which provides customer management services within the U.S. and International Segment which provides customer management services within the Philippines.

We evaluate the performance of our segments and allocate resources based on revenues and operating (loss) income. The tables below present information about our reportable segments for our continuing operations used by our chief operating decision-maker:

	For the Three Months Ended March 31,
	2008	2007
Revenues
United States	$4,122,032	$6,560,810
Philippines	2,643,571	2,186,878

Total	6,765,603	8,747,688

Operating (loss) income
United States	(333,601)	(60,740)
Philippines	(616,522)	337,913

Total	(950,123)	277,173

Depreciation expense
United States	120,389	128,706
Philippines	278,190	158,778

Total	398,579	287,484

12. SUBSEQUENT EVENTS

On April 25, 2008, we discussed with M&T Bank the need to further amend the financial covenants set forth in the Agreement. The need to adjust the financial covenants is related to a delay in our turnaround plan, coupled with a rate adjustment to one of our significant clients. On May 20, 2008, M&T Bank agreed to amend the Agreement, which amended among other things, our monthly cash flow and fixed charge covenants. The amended Agreement bears interest at the prime rate of interest plus 1.50%, and grants M&T Bank a secured interest in our Investments held at M&T Investments (see Note 5). M&T Bank will provide us additional availability under our borrowing base calculation of 75% of the value of our Investments.

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as the following, could cause our actual results during the remainder of fiscal 2008 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q:

•	We have incurred significant losses over the last two years and may never achieve or sustain profitability.

•	The availability and adequacy of our cash flow to meet Company requirements, including payment of loans;

•	Risks associated with our Debt Agreement, including rising interest rates;

•	Our ability to continue as a going concern;

•	Competition from other third-party providers and those of our clients and prospects who may decide to do the work that we do in-house;

•	Industry consolidation which reduces the number of clients that we are able to serve;

•	Our dependence on the continuation of the trend toward outsourcing;

•	Dependence on the industries we serve;

•	Our ability and our clients’ ability to comply with state, federal and industry regulations;

•	Reliance on a limited number of major clients;

•	The effects of possible contract cancellations;

•	Reliance on technology;

•	Reliance on key personnel and recent changes in management;

•	Reliance on our labor force;

•	The possible impact of terrorist activity or attacks, war and other international conflicts, and a downturn in the US economy;

•	The effects of an interruption of our business;

•	The volatility of our stock price;

•	Risks associated with our stock trading on the OTC Bulletin Board;

•	Trading in our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common shares.

•	Our inability to successfully operate our communication center in the Philippines.

In addition, under the heading “Critical Accounting Policies” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, we describe various estimates and assumptions we make that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. Future revisions to these estimates and assumptions may cause these amounts, when reported, to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to Access Worldwide Communications, Inc. and our subsidiaries are expressly qualified in their entirety by the foregoing factors.

OVERVIEW

Access Worldwide Communications, Inc. (“Access Worldwide,” “Access,” “we,” “our,” “us” or the “Company” refers to Access Worldwide and/or, as the context requires, one or more of our subsidiaries) was incorporated in the State of Delaware on August 11, 1983 and has been a provider of outsourced sales and marketing services since its inception. Over the past couple of years Access has sold various non-core businesses to focus on the rapidly growing business process outsourcing (“BPO”) market. Access is a provider of customer management services in the Telecommunications, Financial Services, Retail/Catalog and Media industries. Access currently has about 1,000 employees worldwide with communication centers in the U.S. and the Philippines.

Results of Operations

The following table sets forth, for the periods indicated, certain statements of operations data by segment obtained from our consolidated statements of operations.

	United States			International
	2008	2007	Change	2008	2007	Change
	(in thousands)
Statements of Operations Data:
Revenues	$4,122	$6,561	(2,389)	$2,644	$2,187	457
Cost of services	3,308	5,264	(1,956)	2,338	1,260	1,078
Selling, general and administrative expenses	1,027	1,228	(201)	644	431	213
Depreciation expense	120	129	(9)	278	158	120

Operating (loss) income	$(333)	$(60)	(223)	$(616)	$338	(954)

Revenues

Our revenues for the quarter ended March 31, 2008 decreased $1.9 million, or 21.8%, to $6.8 million, compared to $8.7 million for the quarter ended March 31, 2007. Revenues for the U.S. Segment decreased $2.5 million, or 37.9%, to $4.1 million for the quarter ended March 31, 2008, compared to $6.6 million for the quarter ended March 31, 2007. The decrease was primarily attributed to the loss and resignation of a certain program in the fourth quarter of 2007, which has not been fully replaced by either a new program or additional revenues from existing clients. Revenues for the International Segment increased $0.4 million, or 18.2%, to $2.6 million for the quarter ended March 31, 2008, compared to $2.2 million for the quarter ended March 31, 2007. The increase in revenues was primarily attributed to a 33.2% increase in production hours offset by a decrease in average billing rate due to changes in our program mix and pricing.

Cost of Services

Our cost of services decreased $0.9 million, or 13.8%, to $5.6 million for the quarter ended March 31, 2008, compared to $6.5 million for the quarter ended March 31, 2007. Cost of services as a percentage of revenues increased to 82.4% for the quarter ended March 31, 2008, compared to 74.7% for the quarter ended March 31, 2007. Cost of revenues as a percentage of revenues for the U.S. Segment decreased to 78.6% for the quarter ended March 31, 2008, compared to 80.3% for the quarter ended March 31, 2007. The improvement and decrease was primarily attributed to incentives earned for exceeding our targets. Cost of services as a percentage of revenues for the International Segment increased to 88.5% for the quarter ended March 31, 2008, compared to 59.1% for the quarter ended March 31, 2007. The increase was primarily the result of an increase in personnel cost to produce the increased production hours coupled with a 15% devaluation in the U.S. dollar quarter over quarter.

Selling, General and Administrative

Our selling, general and administrative expenses remained at $1.7 million for the quarters ended March 31, 2008 and 2007. Selling, general and administrative expenses as a percentage of revenues increased to 25.0% for the quarter ended March 31, 2008, compared to 19.5% for the quarter ended March 31, 2007. Selling, general and administrative expenses as a percentage of revenues for the U.S. Segment increased to 23.8% for the quarter ended March 31, 2008, compared to 18.2% for the quarter ended March 31, 2007. The increase was primarily attributed to the decrease in revenues. Selling, general and administrative expenses as a percentage of revenues for the International Segment increased to 23.1% for the quarter ended March 31, 2008, compared to 18.2% for the quarter ended March 31, 2007. The increase was primarily attributed to an increase in facilities and support costs to run two communication centers which are not at capacity.

Depreciation Expense

Our depreciation expense increased by $0.1 million or 33.3%, to $0.4 million for the quarter ended March 31, 2008, compared to $0.3 million for the quarter ended March 31, 2007. Depreciation expense for the United States Segment remained at $0.1 million for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007. Depreciation expense for the International Segment increased $0.1 million or 50%, to $0.3 million for the quarter ended March 31, 2008, compared to $0.2 million for the quarter ended March 31, 2007. The increase was primarily attributed to depreciation expense relating to assets acquired in the build-out of our second communication center in the Philippines in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow by category for the three months ended March 31, (in thousands):

	2008	2007	Change	% Change
Net cash (used in) provided by operating activities	$(1,090)	$1,826	$(2,916)	(159.7)%
Net cash (used) in investing activities	$(2,860)	$(671)	$2,189	(326.2)%
Net cash provided by (used in) financing activities	$3,599	$(124)	$3,723	3002.4%

Our primary cash requirements include the funding of the following:

•	operating expenses

•	capital expenditures for new and ongoing communication centers

•	interest payments and the repayment of principal on our debt

•	tax payments

Our primary source of liquidity has been advances on our Revolver, cash and cash equivalents including short term investments. At March 31, 2008 and December 31, 2007, we had cash and cash equivalents of $0.4 million and $0.8 million, respectively, and working capital of $1.1 million and $1.5 million, respectively.

Net cash used in operating activities during the first quarter of 2008 was $1.1 million, compared to net cash provided by operating activities during the first quarter of 2007 of $1.8 million. The net cash used in the first quarter of 2008 was attributed to an increase in accounts receivable and other assets and a decrease in accounts payable. The average days sales outstanding for the quarter ended March 2008 was 71 days compared to 62 days for the quarter ended December 31, 2007.

Net cash used in investing activities during the first quarter of 2008 was approximately $2.9 million, compared to $0.7 million during the first quarter of 2007. The increase was primarily attributed to a $2.8 million investment in Variable Rate Preferred offset by the 2007 build-out cost of our second communication center in the Philippines and the establishment of a co-location site for our IT equipment in Auburn, Maryland.

Net cash provided by financing activities was $3.6 million for the first quarter of 2008, compared to net cash used in financing activities of $0.1 million for the first quarter of 2007. The increase was primarily attributed to the sale and issuance of $3.0 million in common stock to a significant customer, who is also an accredited investor, and payments made under our Revolver, offset by capital lease payments. The cash received from the equity investment will be used to fund operations and future expansion.

Contractual Obligations and Off Balance Sheet Arrangements

The following is a chart of our approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of our liquidity as of March 31, 2008:

Contractual Cash Obligations

	Total	1 year	2-4 years
Long-term debt	$2,980,000	$2,980,000	$—
Capital lease obligations	492,000	284,000	208,000
Operating leases	5,555,000	2,475,000	3,080,000

Total contractual obligations	$9,027,000	$5,739,000	$3,288,000

We have no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest. The above operating lease payments will be offset by $0.05 million in sublease rental income through May 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rate, in particularly, the Philippines peso. For the three months ended March 31, 2008 and 2007, approximately 27.8% and 13%, respectively, of our expenses were generated in the Philippines. The U.S. dollar has devaluated approximately 14.7% for the quarter ended March 31,

2008 compared to the quarter ended March 31, 2007. We measure all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippines peso would reduce the expenses associated with the operations of our International Segment by approximately $0.2 million, where a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $0.2 million. Expenses related to our operations outside of the United States increased for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007, due to increased cost associated with higher revenue generation and a decrease in the value of the U.S. dollar relative to the Philippine peso.

We have cash and cash equivalents and restricted cash equivalents totaling $1.7 million at March 31, 2008. These amounts were primarily invested in money market funds and certificate of deposits. The cash and cash equivalents are held for working capital requirements, expansion and general corporate purposes. We do not enter into investments for trading or speculative purposes, however, from time to time we invest in high yielding short-term investments such as Variable Rate Preferred. Variable Rate Preferred investments are bought and sold in the market place through a bidding process, which are currently failing. Should this bidding process continue to fail for a extended period of time, our principal could become at risk. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the period covered by this Quarterly Report in accumulating and communicating to our management, including our Chief Executive Officer and Chief Financial Officer, material information required to be included in the reports we file or submit under the Securities Exchange Act of 1934 as appropriate to allow timely decisions regarding required disclosure.

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

As of March 31, 2008, we have not concluded our evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework.

PART II—OTHER INFORMATION

ITEM 1A.	Risk Factors

During the period covered by this Report, there have been no material changes from our risk factors as previously disclosed in the our Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Sale of Equity Securities and Use of Proceeds

See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2008 regarding the Company’s sale of shares of its common stock during the first quarter.

ITEM 6.	Exhibits

Exhibits No.	Description
10.6	Second Amendment to Loan and Security Agreement dated May 20, 2008, by and between Access Worldwide Communications, Inc. (the “Borrower”) and Manufacturers and Traders Trust Company (the “Lender”).

10.7	Control Agreement dated May 20, 2008, by and among Manufacturers and Traders Trust Company (the “Lender”), Access Worldwide Communications, Inc. (the “Borrower”) and M&T Securities (the “Broker”).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: May 20, 2008	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board,
President and Chief Executive Officer (principal executive officer)

Date: May 20, 2008	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and
Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
10.6	Second Amendment to Loan and Security Agreement dated May 20, 2008, by and between Access Worldwide Communications, Inc. (the “Borrower”) and Manufacturers and Traders Trust Company (the “Lender”).

10.7	Control Agreement dated May 20, 2008, by and among Manufacturers and Traders Trust Company (the “Lender”), Access Worldwide Communications, Inc. (the “Borrower”) and M&T Securities (the “Broker”).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer