Form 10-Q
period 2008-06-30
ACCESS WORLDWIDE COMMUNICATIONS INC
filed 2008-08-14
CIK 1048422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2008
Common Stock, $0.01 par value per share	36,997,266 shares

ACCESS WORLDWIDE COMMUNICATIONS, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,022,410	$777,354
Certificate of deposit	—	883,553
Certificate of deposit – restricted cash	—	123,000
Accounts receivable, net of allowance for doubtful accounts of $14,687 and $10,983, respectively	5,143,785	4,739,401
Other assets, net	502,018	465,364

Total current assets	6,668,213	6,988,672

Property and equipment, net	3,123,250	3,815,750
Investment in Variable Rate Preferred Securities	2,800,000	—
Certificate of deposit – restricted cash	—	220,000
Other assets, net	470,176	516,176

Total assets	$13,061,639	$11,540,598

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY

Current liabilities:
Current portion of indebtedness	$3,363,647	$2,623,062
Accounts payable	513,856	826,965
Accrued expenses	695,399	364,396
Accrued payroll and benefits	421,599	466,042
Customer deposits	969,296	969,296
Deferred revenue	225,675	240,515
Accrued interest	12,227	21,664

Total current liabilities	6,201,699	5,511,940

Long-term portion of indebtedness	165,119	249,845
Other long-term liabilities	393,278	423,511
Mandatorily redeemable preferred stock, $0.01 par value: 1,000,000 shares authorized, 40,000 shares issued and outstanding	4,000,000	4,000,000

Total liabilities	10,760,096	10,185,296

Commitments and contingencies

Common stockholders’ equity:
Common stock, $0.01 par value: voting: 100,000,000 and 40,000,000 shares authorized, respectively; 36,997,266 and 31,219,146 shares issued and outstanding, respectively	369,972	312,191
Additional paid-in capital	81,862,263	78,884,981
Accumulated deficit	(79,809,843)	(77,721,021)
Less: treasury stock at cost, 209,808 shares	(120,849)	(120,849)

Total common stockholders’ equity	2,301,543	1,355,302

Total liabilities and common stockholders’ equity	$13,061,639	$11,540,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$6,356,220	$8,685,033	$13,121,823	$17,432,721
Cost and expenses:
Cost of revenues	5,364,965	6,816,736	11,011,084	13,340,474
Selling, general and administrative expenses	1,648,087	1,674,149	3,319,115	3,333,443
Depreciation expense	381,930	380,115	780,509	667,599

Total costs and expenses	7,394,982	8,871,000	15,110,708	17,341,516

(Loss) income from operations	(1,038,762)	(185,967)	(1,988,885)	91,205

Interest income	37,356	31,507	71,464	60,327
Interest expense – related parties	—	(986,416)	—	(1,020,916)
Interest expense	(87,305)	(1,638,246)	(171,401)	(1,896,455)

Loss from continuing operations	(1,088,711)	(2,779,122)	(2,088,822)	(2,765,839)

Discontinued operations
Loss from discontinued operations	—	(69,738)	—	(119,246)

Net loss	$(1,088,711)	$(2,848,860)	$(2,088,822)	$(2,885,085)

Basic and diluted loss per share of common stock:
Continuing operations	$(0.03)	$(0.13)	$(0.06)	$(0.14)

Discontinued operations	$0.00	$(0.00)	$0.00	$(0.01)

Net loss	$(0.03)	$(0.13)	$(0.06)	$(0.15)

Weighted average common shares outstanding	36,997,266	22,129,092	36,997,266	19,904,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED

STATEMENT OF CHANGES IN COMMON STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2007	31,219,146	$312,191	$78,884,981	$(77,721,021)	$(120,849)	$1,355,302
Common stock sold	5,778,120	57,781	2,942,219	—	—	3,000,000
Share based compensation expense	—	—	35,063	—		35,063
Net loss, January 1, 2008 to June 30, 2008	—	—	—	(2,088,822)		(2,088,822)

Balance, June 30, 2008	36,997,266	$369,972	$81,862,263	$(79,809,843)	$(120,849)	$2,301,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,088,822)	$(2,885,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780,509	667,599
Amortization of deferred financing costs	26,909	117,186
Amortization of deferred compensation	1,750	5,250
Accretion of discount on Convertible Notes	—	1,009,510
Interest expense converted to common shares	—	1,647,556
Common stock issued for Board fees	—	82,250
Allowance for doubtful accounts	3,704	(83,674)
Share based compensation expense	35,063	49,210
Changes in assets and liabilities from discontinued operations	—	(92,705)
Changes in operating assets and liabilities:
Accounts receivable	(408,088)	(657,236)
Other assets	(19,313)	52,638
Accounts payable, accrued expenses and other long term liabilities	(12,339)	401,366
Accrued salaries, wages and related benefits	(44,443)	235,195
Accrued interest and related party expenses	(9,437)	—
Deferred revenue and customer deposits	(14,840)	(578,649)

Net cash used in operating activities	(1,749,347)	(29,589)

Cash flows from investing activities:
Additions to property and equipment, net	(88,009)	(1,461,396)
Additions to property and equipment from discontinued operations, net	—	4,995
(Increase) decrease in certificate of deposits and Variable Rate Preferred Securities	(1,573,447)	123,000

Net cash used in investing activities	(1,661,456)	(1,333,401)

Cash flows from financing activities:
Payments on capital leases	(289,271)	(44,413)
Proceeds from issuance of common stock	3,000,000	—
Proceeds from exercise of common stock options and warrants	—	18,490
Net borrowings (repayments) under Credit Facility and Debt Agreement	945,130	—
(Payments) Proceeds on equipment financing, net	—	(13,522)
(Payments) Proceeds from note payable from related party	—	(250,000)

Net cash provided by (used in) financing activities	3,655,859	(289,445)

Net increase (decrease) in cash and cash equivalents	245,056	(1,652,435)
Cash and cash equivalents, beginning of period	777,354	2,836,980

Cash and cash equivalents, end of period	$1,022,410	$1,184,545

Supplemental disclosures of cash flow information
Cash paid for interest	111,901	142,641
Non-Cash investments and financing activities:
Equipment acquisition through capital leases	—	$267,177
Issuance of warrants on Note	—	171,750
Conversion of Convertible Notes	—	$5,635,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(UNAUDITED)

1. BASIS OF PRESENTATION

Access Worldwide Communications, Inc. (the “Company,” “Access,” “We,” “Our”) prepared the condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the condensed consolidated statements of stockholders’ equity for the six months ended June 30, 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, without an audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly present our financial position, results of operations and cash flows as of June 30, 2008 and for all periods presented have been made.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. We recommend that you read these unaudited condensed consolidated financial statements together with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the results of operations for the full 2008 fiscal year.

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

2. CONCENTRATION OF RISK

We potentially are subjected to concentration of credit risk through our cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits. As of June 30, 2008 and December 31, 2007, cash and cash equivalents held in excess of FDIC insurance limits were approximately $1.0 and $2.1 million, respectively.

We extend credit to our customers in the normal course of business. Our accounts receivable are concentrated in a relatively few number of customers and a significant change in the liquidity or financial position of any of these customers could have a material adverse impact on the collectability of our accounts receivable and our future operating results. We continuously monitor accounts receivable balances and payments from our customers and maintain an allowance for doubtful accounts based upon historical experience and any specific customer collection issues that we have identified. For the periods ended June 30, 2008 and December 31, 2007, we maintain allowance for doubtful accounts of $14,687 and $10,983, respectively. While such bad debt expenses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same collectability rates that we have in the past. Management’s assessment and judgment are vital requirements in assessing the ultimate realization of accounts receivable, including the credit-worthiness, financial stability and effects of market conditions on each client.

Our revenues are dependent on clients in the telecommunications, financial services, retail/catalog and media industries. A material decrease in demand for outsourced services in these industries could result in decreased revenues. Additionally, we have significant operations in the Philippines and are subject to risk associated with operating in the Philippines. Some of these risks include political, social and economic instability, fluctuation in currency exchange rates and exposure to different legal standards.

We maintain operational and technical facilities for our global operations, including maintaining a relationship with three significant vendors that provide maintenance to our main technology equipment and data. Any significant events leading to systems and operations unavailability before our contingency plans can be deployed could potentially lead to a disruption of services and associated financial impact.

3. RECLASSIFICATIONS

Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year. Such reclassifications did not change our net loss or total common stockholders’ equity as previously reported.

4. RESTRICTED CASH/LETTER OF CREDIT

At June 30, 2008, we liquidated our certificate of deposit and cancelled our letter of credit with Wachovia Bank, NA, which was issued to the landlord of our Maryland facility in accordance with our lease agreement. The letter of credit with Wachovia was replaced with a letter of credit from M&T Bank in the amount of $220,000. The letter of credit has a term of one year with an automatic one year renewal, and terminates on April 2011.

5. INVESTMENTS

Our investment consists of auction rate securities in the form of preferred stock, more commonly referred to as variable rate preferred stock, or “VRPs.” The interest rates are reset, typically every seven to thirty-five days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Beginning in February 2008, auctions failed for the VRPs we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, we have classified the VRPs as long-term assets in our consolidated balance sheet. The VRPs are recorded at cost and have variable interest rates that are recorded as interest income.

We have reclassified our VRPs from cash and cash equivalents to investments on our balance sheet in accordance with recent accounting pronouncements in fiscal 2007. This reclassification affected both the balance sheet for the three and six month period ended June 30, 2008, and the cash flow statement for the six months ended June 30, 2008 and 2007. It did not affect net loss. In accordance with Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” no changes to financial statements issued in prior years were deemed necessary. In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, temporary investments are accounted for as trading securities. Trading securities are securities that are bought and held principally for the purpose of selling in the near term. In fiscal 2008, we reclassified all of our investments in VRPs from cash and cash equivalents to long term investments due to the widespread auction failures occurring in February 2008, as it is unknown if we will be able to liquidate these securities within one year. We evaluate our investments for impairment and whether impairment is other-than-temporary, and measurement of an impairment loss. We did not recognize any impairment on investments for the three and six months ended June 30, 2008 as we do not believe that the underlying credit quality of the assets has been impacted by the reduced liquidity of these investments. We changed our investment policy and are currently trying to liquidate all VRPs and hold all excess cash in a money market account. The investment in variable rate preferred securities approximate market value.

6. LOSS PER COMMON SHARE

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

The following is a summary of the number of common shares or securities outstanding during the respective periods that have been excluded from the calculation because their effects on net loss from operations would have been anti-dilutive:

As of June 30, 2008
Warrants	5,082,500
Stock options	1,183,940

Total	6,266,440

The information required to compute net loss per basic and diluted common share is as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
2008:

Weighted average number of common shares outstanding – basic	36,997,266	36,997,266
Weighted average number of common and common equivalent shares outstanding – dilutive*	36,997,266	36,997,266

2007:

Weighted average number of common shares outstanding – basic	22,129,092	19,904,079
Weighted average number of common and common equivalent shares outstanding – dilutive*	22,129,092	19,904,079

*	Since the effects of the stock options and warrants are anti-dilutive for the three and six months ended June 30, 2008 and 2007, these effects have not been included in the calculation of dilutive earnings per share. For the three and six months ended June 30, 2008 and 2007, the common shares excluded are -0- and 8,873 and 499,892 and 415,991, respectively.

7. INDEBTEDNESS

Our borrowings consist of the following:

	As of
	June 30, 2008	December 31, 2007
Revolving line of credit (“Revolver”) with Manufactures and Traders Trust Company	$3,183,617	$2,238,487
Capital leases payable in monthly installments through May 2011	345,149	634,420

	3,528,766	2,872,907
Less: current portion	(3,363,647)	(2,623,062)

	$165,119	$249,845

On August 8, 2007, we entered into a Loan and Security Agreement (the “Agreement”) with Manufacturers and Traders Trust Company (“M&T Bank”) for an $8.0 million revolving line of credit (the “Revolver”). The Revolver bore an interest rate of the prime rate plus a margin of 1.25%. The margin is adjustable based on our total liabilities to net worth as defined in the Agreement. Loans made under the Revolver are secured by a pledge of (i) all of our domestic assets and (ii) 65% of our common stock of our international subsidiary. All principal and unpaid interest on the Revolver is due and payable in full on August 7, 2010. We were required to pay loan origination fees, commitment fees, an unused facility fee, collateral management fees and adhere to certain financial covenants.

During the third quarter of 2007, we notified M&T Bank of the loss of one of our most profitable programs due to our client’s budgetary cuts. We also informed them that we would not be able to make our fixed charge coverage covenant for the third and fourth quarters of 2007. On November 15, 2007, M&T Bank agreed to waive the default of the fixed charge coverage covenant for the three months ended September 30, 2007 and eliminate the remaining fixed charge coverage covenants for 2007. These covenants were replaced by a monthly cash flow covenant from October 31, 2007 to March 31, 2007 and an amended and reset fixed charge coverage covenant for 2008 and 2009.

On April 25, 2008, we discussed with M&T Bank the need to further amend the financial covenants set forth in the Agreement. The need to adjust the financial covenants is related to a delay in our turnaround plan, coupled with a rate adjustment to one of our significant clients. On May 20, 2008, M&T Bank agreed to amend the Agreement, which amended among other things, our monthly cash flow and fixed charge covenants. The amended Agreement bears interest at the prime rate of interest plus 1.50%, and grants M&T Bank a secured interest in our investments held at M&T Investments. M&T Bank will provide us additional availability under our borrowing base calculation of 75% of the value of our investments.

On July 23, 2008, we discussed with M&T Bank the need to further amend the financial covenants set forth in the Agreement due to continued delays in our turnaround plan. As of June 30, 2008, we were not in compliance with our debt covenants however, M&T Bank continues to make advance under the Agreement as we work towards an Amendment.

We expect to meet our short-term liquidity requirements through net cash provided by operations, cash and cash equivalents, investments in CDs and VRPs and our Revolver. We believe that these sources of cash will be sufficient to meet our operating needs and planned capital expenditures for at least the next twelve months.

Aggregate annual principal maturities for indebtedness as of June 30, 2008 are as follows:

2009	$3,363,647
2010	148,004
2011	17,115

$3,528,766

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

Revenues and operating losses for AMG for the three and six month period ended June 30, 2007 were:

	Three Months	Six Months
Revenues	$97,436	$97,436

Operating loss	(69,738)	(119,246)

Net loss per share	$(0.00)	$(0.01)

10. INCOME TAXES

The effective tax rate used by us for the three and six month periods ended June 30, 2008 and 2007 differs from the federal statutory rate primarily due to the valuation allowance recorded in connection with the our deferred tax assets.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
United States	$3,910,060	$6,372,697	$8,032,092	$12,933,507
Philippines	2,446,160	2,312,336	5,089,731	4,499,214

Total	$6,356,220	$8,685,033	$13,121,823	$17,432,721

Operating (loss) income
United States	$(286,472)	$(368,328)	$(620,073)	$(429,068)
Philippines	(752,290)	182,361	(1,368,812)	520,273

Total	$(1,038,762)	$(185,967)	$(1,988,885)	$91,205

Depreciation expense
United States	$104,964	$138,556	$225,351	$267,263
Philippines	276,966	241,559	555,158	400,336
		2007
Total	$381,930	$380,115	$780,509	$667,599

11. SUBSEQUENT EVENT

On July 23, 2008, pursuant to Rule 12g-4(a)(1) and Rule 12h-3(b)(1)(i) and the duty under Section 15(d) to file reports required by Section 13(a) of the Securities and Exchange Act of 1934 (the “Act”), with respect to a class of securities specified in paragraph (b) of Rule 12h-3(b)(1)(i), the Board of Directors of the Company voted to deregister the common stock and suspend the duty to file reports (collectively, “Deregister” or “Deregistration”) with the Securities and Exchange Commission pursuant to Rule 15(d) of the Act. We will provide additional notice or our intent to Deregister and suspend filing with the SEC via a press release subsequent to the filing of this Form 10-Q. Access is eligible to Deregister by filing a Form 15 because it has fewer than 300 holders of record of its common stock.

Upon filing of the Form 15, Access’ obligation to file certain reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will immediately cease. Access expects the Deregistration will become effective 90 days after the date of filing the Form 15 with the SEC.

Subsequent to Deregistration, Access’ common stock will be removed from the Over the Counter Bulletin Board (the “OTCBB”) but may be quoted on the Pink OTC Market (“Pink Sheets”). Access can give no assurances that any broker will continue to make a market for the Company’s common stock subsequent to Deregistration. Similar to the OTCBB, the Pink Sheets is a provider of pricing and financial information for the over-the-counter securities markets. It is a centralized quotation service that collects and publishes market maker quotes in real time primarily through its website, www.pinksheets.com, which provides stock and bond price quotes, financial news and information about securities traded.

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

Three Months Ended June 30, 2008 Compared To The Three Months Ended June 30, 2007

	United States			International
	2008	2007	Change	2008	2007	Change
	(in thousands)
Statements of Operations Data:
Revenues	$3,910	$6,373	$(2,463)	$2,446	$2,312	$134

Cost of services	3,091	5,427	(2,336)	2,274	1,390	884
Selling, general and administrative expenses	1,000	1,175	(175)	648	499	149
Depreciation expense	105	139	(34)	277	241	36

Operating (loss) income	$(286)	$(368)	$82	$(753)	$182	$(935)

Revenues

Our revenues for the quarter ended June 30, 2008 decreased $2.3 million, or 26.4%, to $6.4 million, compared to $8.7 million for the quarter ended June 30, 2007. Revenues for the U.S. Segment decreased $2.5 million, or 39.1%, to $3.9 million for the quarter ended June 30, 2008, compared to $6.4 million for the quarter ended June 30, 2007. The decrease was attributed to a 39.5% decrease in production hours produced. Revenues for the International Segment increased $0.1 million, or 4.3%, to $2.4 million for the quarter ended June 30, 2008, compared to $2.3 million for the quarter ended June 30, 2007. The increase was attributed to a 3.7% increase in production hours produced.

Cost of Services

Our cost of services decreased $1.4 million, or 20.6%, to $5.4 million for the quarter ended June 30, 2008, compared to $6.8 million for the quarter ended June 30, 2007. Cost of services as a percentage of revenues increased to 84.4% for the quarter ended June 30, 2008, compared to 78.2% for the quarter ended June 30, 2007. Cost of revenues as a percentage of revenues for the U.S. Segment decreased to 79.5% for the quarter ended June 30, 2008, compared to 84.4% for the quarter ended June 30, 2007. The decrease was primarily attributed to the decrease in revenues, payroll and recruiting costs. Cost of services as a percentage of revenues for the International Segment increased to 95.8% for the quarter ended June 30, 2008, compared to 60.9% for the quarter ended June 30, 2007. The increase was primarily attributed to an increase in payroll, telecommunications and service maintenance contracts cost in anticipation of increased production hours which did not materialize.

Selling, General and Administrative

Our selling, general and administrative expenses decreased $0.1 million, or 5.9%, to $1.6 million for the quarter ended June 30, 2008, compared to $1.7 million for the quarter ended June 30, 2007. Selling, general and administrative expenses as a percentage of revenues increased to 25.0% for the quarter ended June 30, 2008, compared to 19.5% for the quarter ended June 30, 2007. Selling, general and administrative expenses as a percentage of revenues for the U.S. Segment increased to 25.6% for the quarter ended June 30, 2008, compared to 18.8% for the quarter ended June 30, 2007. The increase was primarily attributed to the decrease in revenues. Selling, general and administrative expenses as a percentage of revenues for the International Segment increased to 25.0% for the quarter ended June 30, 2008, compared to 21.7% for the quarter ended June 30, 2007. The increase was primarily attributed to increases in overhead costs.

Depreciation Expense:

Our depreciation expense remained the same at $0.4 million for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007. Depreciation expense for the U.S. Segment remained at $0.1 million for quarter ended June 30, 2008, compared to the quarter ended June 30, 2007. Depreciation expense for the International Segment increased $0.1 million or 100%, to $0.3 million for the quarter ended June 30, 2008, compared to $0.2 million for the quarter ended June 30, 2007. The increase was primarily attributed to a fully six months of depreciation expense relating to assets acquired during the build-out of our second communication center in the Philippines in 2007.

Six Months Ended June 30, 2008 Compared To The Six Months Ended June 30, 2007

	United States			International
	2008	2007	Change	2008	2007	Change
	(in thousands)
Statements of Operations Data:
Revenues	$8,032	$12,934	$(4,902)	$5,090	$4,499	$591

Cost of revenues	6,399	10,691	(4,292)	4,612	2,650	1,962
Selling, general and administrative expenses	2,027	2,405	(378)	1,292	928	364
Depreciation expense	226	267	(41)	555	401	154

Operating (loss) income	$(620)	$(429)	$(191)	$(1,369)	$520	$(1,889)

Revenues

Our revenues for the six months ended June 30, 2008 decreased $4.3 million, or 24.7%, to $13.1 million, compared to $17.4 million for the six months ended June 30, 2007. Revenues for the U.S. Segment decreased $4.9 million, or 38.0%, to $8.0 million for the six months ended June 30, 2008, compared to $12.9 million for the six months ended June 30, 2007. The decrease was attributed to a 32.9% decrease in production hours produced and a 7.7% decrease in the average billing rate. Revenues for the International Segment increased $0.6 million, or 13.3%, to $5.1 million for the six months ended June 30, 2008, compared to $4.5 million for the six months ended June 30, 2007. The increase in revenues was primarily attributed to an 11.8 % increase production hours produced offset by a decrease in the average billing rate due to changes in our program mix and pricing.

Cost of Revenues

Our cost of revenues decreased $2.3 million, or 17.3%, to $11.0 million for the six months ended June 30, 2008, compared to $13.3 million for the six months ended June 30, 2007. Cost of revenues as a percentage of revenues increased to 84.0% for the six months ended June 30, 2008, compared to 76.4% for the six months ended June 30, 2007. Cost of revenues as a percentage of revenues for the U.S. Segment decreased to 80.0% for the six months ended June 30, 2008, compared to 82.9% for the six months ended June 30, 2007. The decrease was primarily attributed to reduction of costs as revenues decreased. Cost of revenues as a percentage of revenues for the International Segment increased to 90.2% for the six months ended June 30, 2008, compared to 60.0% for the six months ended June 30, 2007. The increase was primarily attributed to an increase in compensation cost to produce more specialized services for one of our clients in the Philippines.

Selling, General and Administrative

Our selling, general and administrative expenses remained the same at $3.3 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Selling, general and administrative expenses as a percentage of revenues increased to 25.2% for the six months ended June 30, 2008, compared to 19.0% for the six months ended June 30, 2007. Selling, general and administrative expenses as a percentage of revenues for the U.S. Segment increased to 25.0% for the six months ended June 30, 2008, compared to 18.6% for the six months ended June 30, 2007. The increase was primarily attributed to an increase in corporate overhead cost allocated to this segment based its revenues as a percentage of total revenues. Selling, general and administrative expenses as a percentage of revenues for the International Segment increased to 25.5% for the six months ended June 30, 2008, compared to 20.0% for the six months ended June 30, 2007. The increase was primarily attributed to an increase in rental expense and operating costs associated with having two communication centers in the Philippines both of which are not operating at full capacity.

Depreciation Expense:

Our depreciation expense increased $0.1 million, or 14.3%, to $0.8 million for the six months ended June 30, 2008, compared to $0.7 million for the six months ended June 30, 2007. Depreciation expense for the United States Segment decreased $0.1 million or 33.3%, to $0.2 million for the six months ended June 30, 2008, compared to $0.3 million for the six months end June 30, 2007. The decrease is primarily attributed to assets in the second quarter becoming fully depreciated. Depreciation expense for the International Segment increased $0.2 million, or 50.0%, to $0.6 million for the six months ended June 30, 2008, compared to $0.4 million for the six months ended June 30, 2007. The increase was primarily attributed to a full six months of depreciation expense relating to assets acquired during the build-out of our second communication center in the Philippines in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow by category for the six months ended June 30, (in thousands):

	2008	2007	Change
Net cash used in activities	$(1,749)	$(30)	$(1,719)
Net cash used in investing activities	$(1,661)	$(1,333)	$(328)
Net cash (used in) provided by financing activities	$3,656	$(289)	$3,945

Our primary cash requirements include the funding of the following:

•	operating expenses;

•	capital expenditures for new and ongoing communication centers; and

•	interest payments and the repayment of principal on our debt.

Our primary source of liquidity has been cash and cash equivalents, restricted cash and cash flow from operations. At June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $1.0 million and $1.8 million, respectively, and working capital of $0.5 million and $1.5 million, respectively.

Net cash used in operating activities for the six months ended June 30, 2008 was $1.7 million, compared to $0.03 million net cash used in operating activities for the six months ended June 30, 2007. The net cash used in the six months ended June 30, 2008 was primarily attributed to the net loss from operations, an increase in accounts receivable and a decrease in other assets. The average days sales outstanding was 74.7 and 77.9 days for the period ended June 30, 2008 and 2007, respectively.

Net cash used in investing activities for the six months ended June 30, 2008 was $1.7 million, compared to $1.3 million net cash used in investing activities for the six months ended June 30, 2007. The increase was primarily attributed a $2.8 million investment in Variable Rate Preferred offset by liquidation of $1.2 million in certificate of deposit. The cash received from the liquidated certificate of deposits were used to pay down our Revolver.

Net cash provided by financing activities for the six months ended June 30, 2008 was $3.7 million, compared to $0.3 million net cash used in financing activities for the six months ended June 30, 2007. The increase was primarily attributed to the sale and issuance of $3.0 million in common stock to a significant customer, who is also an accredited investor, borrowings made under our Revolver, offset by capital lease payments. The cash received from the equity investment will be used to fund operations.

Contractual Obligations and Off Balance Sheet Arrangements

The following is a chart of our approximate contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of our liquidity as of June 30, 2008:

Contractual Cash Obligations

	Payments Due by Period
	Total	1 year	2-4 years	5 years	After 5 years
Long-term debt	$3,184,000	$3,184,000	$—	$—	$—
Capital lease obligations	345,000	180,000	165,000	—	—
Operating leases	4,801,000	2,424,000	2,377,000	—	—

Total contractual obligations	$8,330,000	$5,788,000	$2,542,000	$—	$—

We have no off-balance sheet arrangements. The debt and lease obligations in the table above do not include accrued interest.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operation and cash flows are subject to fluctuations due to changes in foreign currency exchange rate, in particularly, the Philippines peso. For the three and six months ended June 30, 2008 and 2007, approximately 27.7% and 15% and 27.4% and 14%, respectively, of our expenses were generated in the Philippines. We measure all of our revenues in U.S. dollars. A 10% increase in the value of the U.S. dollar relative to the Philippines peso would reduce the expenses associated with the operations of our overseas operation by approximately $0.4 million where as a 10% decrease in the relative value of the dollar would increase the cost associated with these operations by approximately $0.4 million. Expenses related to our operations outside of the United States increased for the three and six months ended June 30, 2008 when compared to the three and six months ended June 30, 2007 due to increased cost associated with higher revenue generation and a decrease in the value of the U.S. dollar relative to the Philippine peso.

We have cash and cash equivalents and variable rate preferred securities totaling $3.8 million at June 30, 2008. These amounts were primarily invested in money market funds, certificate of deposits and variable rated preferred instruments. The cash and cash equivalents are held for working capital requirements, expansion and general corporate purposes. We do not enter into investments for trading or speculative purposes. We believe that we have no material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

Our investment consists of auction rate securities in the form of preferred stock, more commonly referred to as variable rate preferred stock, or “VRPs.” The interest rates are reset, typically every seven to thirty-five days, through an auction process. At the end of each reset period, investors can sell or continue to hold the securities at par. Beginning in February 2008, auctions failed for the VRPs we held because sell orders exceeded buy orders. These failures are not believed to be a credit issue, but rather are caused by a lack of liquidity. The funds associated with these failed auctions may not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. As a result, we have classified the VRPs as long-term assets in our consolidated balance sheet. The VRPs are recorded at cost and have variable interest rates that are recorded as interest income.

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

As of June 30, 2008, we have not concluded our evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework.

PART II–OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to certain claims, suits and complaints that arise in the ordinary course of business. Currently, there are no such claims, suits or complaints, which, in the opinion of management, could have a material adverse effect on our financial position, results of operations and cash flow with the exception of the following:

On June 23, 2008, we received notice from the Maine Human Rights Commission (“MHRC”) that a complaint had been filed against Access Worldwide alleging discrimination in violation of Chapter 501, Public Law 1971, as amended, entitled the Maine Human Rights Act. The Complaint (E08-0264, Morrison v. Access Worldwide) alleges, among other things, discrimination based on disability. The case is in a preliminary phase, and as of the date of date of this filing it is unknown what damages or relief Mr. Morrison is seeking. On July 16, 2008, we responded to the MHRC’s document request. We assert that Mr. Morrison’s claims are not valid, but cannot provide assurance as to the outcome of any potential litigation.

ITEM 1A.	RISK FACTORS

During the period covered by this Report, there have been no material changes from our risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY

On May 21, 2008, we held an annual meeting of the stockholders of the Common Stock to vote on the following matters: (1) to elect eight persons to our Board of Directors, and (2) to ratify the selection of Daszkal Bolton, LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2008. Total shares of Common Stock outstanding on March 26, 2008, the Record Date, were 36,997,266.

Proposal 1: Proposal to elect Michael Curcio, Michael Dornemann, Gregory Framke, Shawkat Raslan, Frederick Thorne, Carl Tiedemann, Charles Henri Weil, and Alfonso Yuchengco, III to the Board of Directors, each to serve a one year term. Each nominee received a majority of the votes cast, and therefore has been duly elected a director.

NOMINEE	VOTES FOR	VOTES ABSTAINING
Michael Curcio	23,820,825	65,050
Michael Dornemann	23,822,125	63,750
Gregory Framke	23,820,825	65,050
Shawkat Raslan	23,820,825	65,050
Frederick Thorne	23,822,125	63,750
Carl Tiedemann	23,822,125	63,750
Charles Henri Weil	23,820,825	65,050
Alfonso Yuchengco, III	23,820,825	65,050

There were no broker non-votes or abstentions with respect to this matter.

Proposal 2: Proposal to ratify the appointment of Daszkal Bolton, LLP as the Company’s independent registered public accounting firm for the 2007 fiscal year. The Proposal was approved by the holders of a majority of the shares of Common Stock outstanding, and was therefore ratified by our shareholders.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
23,820,825	2,968	62,082	0

ITEM 5.	OTHER EVENTS

On July 23, 2008, pursuant to Rule 12g-4(a)(1) and Rule 12h-3(b)(1)(i) and the duty under Section 15(d) to file reports required by Section 13(a) of the Securities and Exchange Act of 1934 (the “Act”), with respect to a class of securities specified in paragraph (b) of Rule 12h-3(b)(1)(i), the Board of Directors of the Company voted to deregister the common stock and suspend the duty to file reports (collectively, “Deregister” or “Deregistration”) with the Securities and Exchange Commission pursuant to Rule 15(d) of the Act. We will provide additional notice or our intent to Deregister and suspend filing with the SEC via a press release subsequent to the filing of this Form 10-Q. Access is eligible to Deregister by filing a Form 15 because it has fewer than 300 holders of record of its common stock.

Upon filing of the Form 15, Access’ obligation to file certain reports with the SEC, including Forms 10-K, 10-Q, and 8-K, will immediately cease. Access expects the Deregistration will become effective 90 days after the date of filing the Form 15 with the SEC.

Subsequent to Deregistration, Access’ common stock will be removed from the Over the Counter Bulletin Board (the “OTCBB”) but may be quoted on the Pink OTC Market (“Pink Sheets”). Access can give no assurances that any broker will continue to make a market in the Company’s common stock subsequent to Deregistration. Similar to the OTCBB, the Pink Sheets is a provider of pricing and financial information for the over-the-counter securities markets. It is a centralized quotation service that collects and publishes market maker quotes in real time primarily through its website, www.pinksheets.com, which provides stock and bond price quotes, financial news and information about securities traded.

ITEM 6.	EXHIBITS

Exhibits No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS WORLDWIDE COMMUNICATIONS, INC.

Date: August 14, 2008	By:	/s/ SHAWKAT RASLAN
Shawkat Raslan, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Date: August 14, 2008	By:	/s/ RICHARD A. LYEW
Richard A. Lyew, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer